Form 10QSB
period 2000-03-31
STRATUS SERVICES GROUP INC
filed 2000-05-25
CIK 1044391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the quarterly period ended  MARCH 31, 2000


/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                 For the transition period from _____ to _______

                                 Commission file number    001-15789
                                                       -------------------------




                          STRATUS SERVICES GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


      DELAWARE                                                  22-3499261
--------------------------------------------------------------------------------
(State of other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                           Identification No.)


             500 CRAIG ROAD, SUITE 201, MANALAPAN, NEW JERSEY 07726
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (732) 866-0300
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



As of May 24, 2000, 5,796,824 shares of the Registrant's common stock were outstanding.




Traditional Small Business Disclosure Format (Check one):     Yes / /  No /X/

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                          STRATUS SERVICES GROUP, INC.
                             Condensed Balance Sheet
                              As at March 31, 2000
                                   (Unaudited)

                                     Assets

                                                                              March 31,
                                                                                2000
                                                                           --------------

Current assets
   Cash and cash equivalents                                                $   176,904
   Due from factor - less allowance for recourse
      obligation of $70,000                                                     213,016
   Accounts receivable - less allowance for doubtful
      accounts of $713,000                                                      632,096
   Unbilled receivables                                                         708,114
   Unbilled receivables - related parties                                        49,986
   Prepaid insurance                                                             63,050
   Prepaid expenses and other current assets                                     75,354
                                                                            -----------
                                                                              1,918,520
Property and equipment, net of accumulated depreciation                         384,353
Goodwill                                                                      2,263,308
Investment in marketable securities                                                  --
Deferred registration costs                                                     666,352
Other assets                                                                     58,123
                                                                            -----------
                                                                            $ 5,290,656
                                                                            ===========
                          Liabilities and Stockholders' Deficiency
Current liabilities
   Loans payable                                                            $ 1,172,110
   Loans payable - related parties                                              252,500
   Notes payable - acquisition                                                1,350,882
   Insurance obligation payable                                                  45,160
   Accounts payable and accrued expenses                                      1,561,736
   Accrued payroll and taxes                                                    716,596
   Payroll taxes payable                                                        291,039
   Litigation fees payable                                                      133,299
                                                                            -----------
                                                                              5,523,322

Temporary equity - common shares                                              1,618,060

Temporary equity - put options                                                  520,000

Commitments and contingencies

Stockholders' deficiency
   Common stock, $.01 par value, 10,000,000 shares
      authorized, 4,349,137
      shares issued and outstanding                                              43,492
   Additional paid-in capital                                                 2,150,010
   Deferred compensation                                                        (91,300)
   Accumulated deficit                                                       (4,472,928)
                                                                            -----------
      Total stockholders' deficiency                                         (2,370,726)
                                                                            ===========
                                                                            $ 5,290,656
                                                                            ===========

                  See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                          Three Months Ended                    Six Months Ended
                                                               March 31,                            March 31,
                                                       2000               1999              2000              1999
                                                   ------------      ------------      ------------      -------------

Revenues (including $220,000,
  $757,000, $399,000 and $1,239,000
  from related parties)                            $  9,201,351      $  7,007,582      $ 16,925,238      $ 12,920,225

Cost of revenue (including $203,000,
  $683,000, $358,000 and $1,148,000
  from related parties)                               7,174,999         5,628,591        12,903,322        10,307,710


                                                   ------------      ------------      ------------      ------------
Gross Profit                                          2,026,352         1,378,991         4,021,916         2,612,515
                                                   ------------      ------------      ------------      ------------

Operating expenses
  Selling, general and administrative expenses        1,658,845         1,873,681         3,203,083         3,292,156
  Provision for recourse obligation                      10,000                --            30,000           595,000
                                                   ------------      ------------      ------------      ------------
                                                      1,668,845         1,873,681         3,233,083         3,887,156
                                                   ------------      ------------      ------------      ------------

Earnings (loss) from operations                         357,507          (494,690)          788,833        (1,274,641)
                                                   ------------      ------------      ------------      ------------


Other income (expenses)
  Finance charges                                      (106,676)         (169,859)         (279,791)         (369,307)
  Interest expense                                      (92,515)          (89,689)         (196,687)         (121,289)
  Other income (expense)                                  3,287            (1,767)            5,184            11,383
                                                   ------------      ------------      ------------      ------------
                                                       (195,904)         (261,315)         (471,294)         (479,213)
                                                   ------------      ------------      ------------      ------------

Net earnings (loss)                                $    161,603      $   (756,005)     $    317,539      $ (1,753,854)
                                                   ============      ============      ============      ============

Net earnings (loss) per common share -
  Basic                                            $        .04      $       (.20)     $        .07      $       (.47)
  Diluted                                                   .04              (.20)              .07              (.47)


Weighted average shares, outstanding per common share
  Basic                                               4,349,137         3,755,823         4,328,522         3,737,579
  Diluted                                             4,543,804         3,755,823         4,517,802         3,737,579




                  See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                       Condensed Statements of Cash flows
                                   (Unaudited)


                                                                     Six Months Ended
                                                                         March 31,
                                                                   2000           1999
                                                              -----------      -----------

Cash flows from operating activities
  Net earnings (loss)                                         $   317,539      $(1,753,854)
                                                              -----------      -----------
  Adjustments to reconcile net earnings (loss)
     to net cash used by operating activities
     Depreciation                                                  63,504           29,227
     Amortization                                                  82,247           39,893
     Imputed interest                                              37,549            5,912
     Accrued interest                                              55,516           36,224
     Compensation - stock options                                  23,400           23,400

  Changes in operating assets and liabilities
     Due to/from factor                                          (896,940)       1,104,524
     Accounts receivable                                         (316,771)        (203,178)
     Prepaid insurance                                            194,163         (525,640)
     Prepaid expenses and other current assets                    (59,446)          (3,866)
     Other assets                                                    (367)          (2,349)
     Insurance obligation payable                                (207,726)         473,292
     Accrued payroll and taxes                                   (217,739)         (13,675)
     Payroll taxes payable                                         64,807           78,416
     Litigation fees payable                                           --          (75,992)
     Accounts payable and accrued expenses                         91,936          483,458
                                                              -----------      -----------
         Total adjustments                                     (1,085,867)       1,449,646
                                                              -----------      -----------
                                                              $  (768,328)     $  (304,208)
                                                              ===========      ===========
Cash flows (used in) investing activities
  Purchase of property and equipment                             (136,799)        (199,301)
  Payments for business acquisitions                                   --         (142,431)
                                                              -----------      -----------
                                                                 (136,799)        (341,732)
                                                              -----------      -----------
Cash flows from financing activities
  Proceeds from loans payable                                   1,125,000          800,000
  Payments of loans payable                                      (301,000)              --
  Payments of registration costs                                 (165,041)              --
                                                              -----------      -----------
                                                                  658,959          800,000
                                                              -----------      -----------

Net change in cash and cash equivalents                          (246,168)         154,060

Cash and cash equivalents - beginning                             423,072          249,987
                                                              -----------      -----------

Cash and cash equivalents - ending                            $   176,904      $   404,047
                                                              ===========      ===========
Supplemental disclosure of cash paid
   Interest                                                   $    27,717      $    42,871
Schedule of Noncash Investing and Financing Activities
   Fair value of assets acquired                              $        --      $ 2,421,903
   Less: cash paid                                                     --          (57,430)
   Less: common stock and put options issued                           --         (520,000)
                                                              -----------      -----------
   Liabilities assumed                                        $        --      $ 1,844,473
                                                              ===========      ===========
   Issuance of common stock in exchange for notes payable     $   300,000               --
                                                              ===========      ===========
   Accrued and imputed interest                               $    93,065      $    42,136
                                                              ===========      ===========


                  See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                     Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed financial statements. Operating results for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

The accompanying unaudited condensed financial statements for the six months ended March 31, 2000 should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1999, included in the Company's Registration Statement on Form (File No. 333-83255), as amended.


NOTE 2 - EARNINGS/LOSS PER SHARE

Basic "Earnings Per Share" ("EPS) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. Dilutive shares were 194,667 and 189,280 for the three and six months ended March 31, 2000.



NOTE 3 - INITIAL PUBLIC OFFERING

On May 5, 2000, the Company completed its initial public offering ("IPO") of 1,300,000 shares of common stock at a price of $6.00 per share, generating net cash proceeds of approximately $6 million after deducting underwriters discounts and offering costs. Had the IPO occurred on March 31, 2000, pro forma assets would have been approximately $9,400,000, pro forma liabilities would have been approximately $2,750,000 and pro forma stockholders' equity would have been approximately $6,650,000, after reclassification of temporary equity - common shares of approximately 1,618,000.


NOTE 4 - FACTORING AGREEMENT

The Company has a factoring agreement under which it may sell up to $3,000,000 of qualified trade accounts receivable, with limited recourse provisions. The agreement expires August 10, 2000 and is renewed automatically for one-year periods unless either party is notified of termination 60 days prior to renewal. The Company is required to repurchase or replace any receivable remaining uncollected for more than 90 days. The provision for recourse obligation includes the estimated recourse obligations on the sale of receivables.

NOTE 5 - ACQUISITION

On January 4, 1999, the Company entered into an asset purchase agreement with B&R Employment, Inc. ("B&R"). The Company purchased certain assets including office equipment, furniture and fixtures, sales and operating records, customer contracts and agreements, vendor lists, and seller's licenses and certificates. The purchase price was $2,400,000, consisting of notes for $1,880,000 and the issuance of 34,667 shares of the Company's common stock. B&R had a put option to sell these shares back to the Company at $15 per share, provided that the Company did not conduct an initial public offering within twenty-four months. In February 2000, the Company entered into a debt-equity conversion agreement with B&R whereby, B&R will convert, except for $666,000, the amounts due under the notes payable-acquisition, including accrued interest, into shares of the Company's common stock upon the Company's initial public offering of securities. The number of shares to be issued is based on the offering price in the initial public offering. The excess of net assets acquired, of approximately $2.4 million was recorded as goodwill and is being amortized on a straight-line basis over fifteen years. The results of operations for B&R are included from the date of the acquisition.

The following unaudited pro forma results of operations for the six months ended March 31, 1999, assume that the purchase of B&R occurred on October 1, 1998.


       Pro forma revenues                                    $14,254,016
       Pro forma net (loss)                                   (1,854,202)
       Basic and diluted net loss per share                         (.50)
       Basic and diluted shares                                3,737,579



NOTE 6 - TEMPORARY EQUITY - COMMON STOCK

Certain stockholders of the Company may have a right to pursue claims against the Company as a result of possible technical violations of the laws and regulations governing the private placement and issuance of securities. In connection therewith, the Company intends to make a rescission offer to these stockholders, representing approximately 3,500,000 shares, whereby the Company will offer to repurchase the shares at their original purchase price which ranges from $.075 to $3.75 per share. Accordingly, the Company has recorded the original total proceeds of the sale of the shares in the amount of $1,618,060 as temporary equity - common shares in the balance sheet. The Chief Executive Officer of the Company has agreed to assume the Company's obligation to purchase shares from any stockholder who elects rescission. The net worth of the Chief Executive officer is in excess of $1,700,000. The amount related to any shares held by stockholders who do not elect rescission within thirty days of the rescission offer (expiration date) and any shares purchased by the Chief Executive Officer pursuant to his assumption obligation will be reclassified to additional paid-in capital.


NOTE 7 - INCOME TAXES

There were no provisions for income taxes for the six and three months ended March 31, 2000 and 1999 because the Company has net operating loss carryforwards with a corresponding valuation against them.


NOTE 8 - SUBSEQUENT EVENTS

In connection with the IPO (see Note 3), the following transactions have occurred:

1. Substantially all loans, including loans from related parties, as of March 31, 2000, were repaid from the proceeds, except for $200,000 which was converted into 33,333 shares of the Company's common stock at the IPO;

2. Notes Payable - Acquisition (see Note 5) of $666,000 was repaid and the balance was converted into shares of the Company's common stock of the IPO price of $6.00 per share;

3.    Litigation fees payable of $133,299 were repaid, and

4. $520,000 of temporary equity - put options was reclassified to stockholders' equity.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect", "estimate", "anticipate", "believe", "intend", and similar expressions are intended to identify forward-looking statements. Such statements involve assumptions, uncertainties and risks. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our ability to achieve and manage growth; our ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into our operations; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to cross-sell our services to existing clients; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; and other factors discussed from time to time in our filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business. The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and notes appearing elsewhere in this report.


INTRODUCTION

We provide a wide range of staffing and engineering services nationally through a network of offices located throughout the United States.

We recognize revenues based on hours worked by assigned personnel. Generally, we bill our customers a pre-negotiated fixed rate per hour for the hours worked by our temporary employees. We are responsible for workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we place. These expenses are included in the cost of revenue. Because we pay our temporary employees only for the hours they actually work, wages for our temporary personnel are a variable cost that increases or decreases in proportion to revenues. Gross profit margin varies depending on the type of services offered. Our Engineering Services typically generate higher margins while Staffing Services typically generates lower margins. In some instances, temporary employees placed by us may decide to accept an offer of permanent employment from the customer and thereby "convert" the temporary position to a permanent position. Fees received from such conversions are included in our revenues. Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.


RECENT DEVELOPMENTS

On May 5, 2000, we completed our initial public offering ("IPO") of 1,300,000 shares of common stock at a price of $6.00 per share, realizing net cash proceeds of approximately $6,000,000 after deducting underwriting discounts and offering costs.

On April 1, 2000, we discontinued doing business with a customer that represented approximately 8% of our revenue and 7% of our gross profit for the three and six months ended March 31, 2000. We believe that there will be no material impact on our operations or financial condition since we expect to replace the lost business during the three months ended June 30, 2000.

RESULTS OF OPERATIONS

The following table sets forth certain selected operating results for the three months and six months ended March 31, 2000 and 1999.


                               Three Months Ended        Three Months Ended       Six Months Ended        Six Months Ended
                                 March 31, 2000            March 31, 1999          March 31, 2000          March 31, 1999
                         ----------------------------------------------------------------------------------------------------
                                  (Unaudited)               (Unaudited)             (Unaudited)              (Unaudited)

Revenues                   $  9,201,351    100.0%   $  7,007,582     100.0%  $ 16,925,238    100.0%   $ 12,920,225     100.0%

Cost of Revenues              7,174,999     78.0       5,628,591      80.4     12,903,322     76.2      10,307,710      79.8

Gross Profit                  2,026,352     22.0       1,378,991      19.6      4,021,916     23.8       2,612,515      20.2

Selling, general
and administrative
expenses                     (1,583,536)   -17.2      (1,816,038)    -25.9     (3,057,331)   -18.1      (3,223,036)    -25.0

Depreciation and
amortization                    (75,309)    -0.8         (57,643)     -0.8       (145,752)    -0.8         (69,120)     -0.5

Provision for recourse
obligation                      (10,000)    -0.1              --        --        (30,000)    -0.2        (595,000)     -4.6

Earnings (loss) from
operations                      357,507      3.9        (494,690)     -7.1        788,833      4.7      (1,274,641)     -9.9

Other income (expenses):
Finance charges                (106,676)    -1.2        (169,859)     -2.4       (279,791)    -1.7        (369,307)     -2.8
Interest expense                (92,515)    -1.0         (89,689)     -1.3       (196,687)    -1.2        (121,289)     -1.0
Other income                      3,287       --          (1,767)       --          5,184       --          11,383       0.1
                           ------------    -----    ------------    ------   ------------    -----    ------------    ------
Net earnings (loss)        $    161,603      1.7%   $   (756,005)   -10.8%   $    317,539      1.8%   $ (1,753,854)   -13.6%
                           ============    =====    ============    ======   ============    =====    ============    ======


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES. Revenues increased 31.3% to $9,201,351 for the three months ended March 31, 2000 from $7,007,582 for the three months ended March 31, 1999. Revenues increased primarily as a result of the growth of our SMARTSolutions(TM) division, which began its first programs in December 1998.

GROSS PROFIT. Gross profit increased 46.9% to $2,026,352 for the three months ended March 31, 2000 from $1,378,991 for the three months ended March 31, 1999. Gross profit as a percentage of revenues increased to 22.0% for the three months ended March 31, 2000 from 19.6% for the three months ended March 31, 1999. This increase was due to successfully implementing our plan to seek higher gross margin business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, not including depreciation and amortization, decreased 12.8% to $1,583,536 for the three months ended March 31, 2000 from $1,816,038 for the three months ended March 31, 1999. Selling, general and administrative expenses as a percentage of revenues decreased to 17.2% for the three months ended March 31, 2000 from 25.9% for the three months ended March 31, 1999. Selling, general and administrative expenses in the three months ended March 31, 1999 includes $173,000 for legal fees in connection with administrative actions pertaining to the attempted unionization of a customer facility.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 30.6% to $75,309 for the three months ended March 31, 2000 from $57,643 for the three months ended March 31, 1999. Depreciation and amortization expenses as a percentage of revenues, was 0.8% for both periods. The increase was due to the impact of increased capital expenditures.

FINANCE CHARGES. Finance charges decreased 37.2% to $106,676 for the three months ended March 31, 2000 from $169,859 for the three months ended March 31, 1999. As a percentage of revenues, finance charges decreased to 1.2% for the three months ended March 31, 2000, from 2.4% for the three months ended March 31, 1999. This decrease was due to improved collections, which reduced the average days outstanding of the accounts receivable sold.

INTEREST EXPENSE. Interest expense increased 3.2% to $92,515 for the three months ended March 31, 2000 from $89,689 for the three months ended March 31, 1999. This increase was due to increased borrowings necessary to fund a working capital shortfall.

NET EARNINGS (LOSS). As a result of the foregoing, we had net earnings of $161,603 for the three months ended March 31, 2000 compared to a net loss of ($756,005) for the three months ended March 31, 1999. The net earnings as a percentage of revenues was 1.7% for the three months ended March 31, 2000. The net loss for the three months ended March 31, 1999 as a percentage of revenues was (10.8)%.


SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

REVENUES. Revenues increased 31.0% to $16,925,238 for the six months ended March 31, 2000 from $12,920,225 for the six months ended March 31, 1999. Revenues increased primarily as a result of the growth of our SMARTSolutions(TM) division, which began its first programs in December 1998.

GROSS PROFIT. Gross profit increased 53.9% to $4,021,916 for the six months ended March 31, 2000 from $2,612,515 for the six months ended March 31, 1999. Gross profit as a percentage of revenues increased to 23.8% for the six months ended March 31, 2000 from 20.2% for the six months ended March 31, 1999. This increase was due to successfully implementing our plan to seek higher gross margin business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses not including depreciation and amortization, decreased 5.1% to $3,057,331 for the six months ended March 31, 2000 from $3,223,036 for the six months ended March 31, 1999. Selling, general and administrative expenses as a percentage of revenues decreased to 18.1% for the six months ended March 31, 2000 from 25.0% for the six months ended March 31, 1999. Selling, general and administrative expenses in the six months ended March 31, 1999 included $173,000 for legal fees in connection with administrative actions pertaining to the attempted unionization of a customer facility.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 110.9% to $145,752 for the six months ended March 31, 2000 from $69,120 for the six months ended March 31, 1999. Depreciation and amortization expenses as a percentage of revenues increased to 0.8% for the six months ended March 31, 2000 from 0.5% for the six months ended March 31, 1999. This increase was primarily due to the amortization of goodwill associated with the acquisition of certain assets of B&R Employment, Inc. in January 1999 and the impact of increased capital expenditures.

PROVISION FOR RECOURSE OBLIGATION. Provision for recourse obligation is the estimated amount of uncollectible accounts receivable sold to a factor, which the factor may obligate us to repurchase. This amount decreased 95.0% to $30,000 for the six months ended March 31, 2000 from $595,000 for the six months ended March 31, 1999. Provision for recourse obligation as a percentage of revenues decreased to 0.2% for the six months ended March 31, 2000 from 4.6% for the six months ended March 31, 1999. Almost all of the amount for the six months ended March 31, 1999 was due to the uncertainty of recoverability of accounts with which we ceased doing business during that same time period. We believe that the $30,000 provision for recourse obligation for the six months ended March 31, 2000 is sufficient.

FINANCE CHARGES. Finance charges decreased 24.2% to $279,791 for the six months ended March 31, 2000 from $369,307 for the six months ended March 31, 1999. As a percentage of revenues, finance charges decreased to 1.7% for the six months ended March 31, 2000 from 2.8% for the six months ended March 31, 1999. This decrease was due to improved collections, which reduced the average days outstanding of the accounts receivable, sold.

INTEREST EXPENSE. Interest expense increased 62.2% to $196,687 for the six months ended March 31, 2000 from $121,289 for the six months ended March 31, 1999. As a percentage of revenues, interest expense increased to 1.2% for the six months ended March 31, 2000 from 1.0% for the six months ended March 31, 1999. This increase was due to increased borrowings necessary to fund a working capital shortfall.

NET EARNINGS (LOSS). As a result of the foregoing, we had net earnings of $317,539 for the six months ended March 31, 2000 compared to a net loss of ($1,753,854) for the six months ended March 31, 1999. The net earnings as a percentage of revenues was 1.8% for the six months ended March 31, 2000. The net loss for the six months ended March 31, 1999 as a percentage of revenues was (13.6)%.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through private sales of securities, borrowings and sales of accounts receivable to a factor. In addition, on May 5, 2000 we completed our IPO of 1,300,000 shares of common stock at a price of $6.00 per share, realizing net cash proceeds of approximately $6 million after deducting underwriting discounts and offering expenses.

Net cash used in operating activities was $768,328 and $304,208 in the six months ended March 31, 2000 and 1999, respectively. Approximately $897,000 was used to reduce the balance due to the factor in the six months ended March 31, 2000.

Net cash used in investing activities was $136,799 and $341,732 in the six months ended March 31, 2000 and 1999, respectively. Cash used in investing activities for the six months ended March 31, 1999 attributable to acquisitions aggregated $142,431. The balance in both periods was for capital expenditures.

Net cash provided by financing activities was $658,959 and $800,000 in the six months ended March 31, 2000 and 1999, respectively. The sources of cash provided by financing activities were from the net proceeds of borrowings and private placements of our common stock and debt.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes; investment in capital equipment; start-up expenses of new offices; expansion of services offered; and costs relating to other transactions such as acquisitions and legal expenses. Temporary employees are paid weekly. Although we sell substantially all of our accounts receivable to a factor, the factor initially only remits to us 90% of the face amount of the accounts receivable purchased. The net balance after the purchase fee and other costs of the factor are remitted to us after the factor receives the customer remittance, which is generally 45 days from the time work was performed by the temporary employees.

We anticipate that the proceeds of our IPO will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings

   Reference is made to the section captioned "Business - Legal and Administrative Proceedings and Potential Legal Issues" set forth in Amendment No. 7 to the Company's SB-2 Registration Statement (Registration No. 333-83255) filed with the Securities and Exchange Commission on March 17, 2000. Since March 17, 2000, the Company has not been named as a defendant in any action that, to the best of the Company's knowledge, could reasonably be expected to have a material adverse effect on the financial condition or results of operations.

   As of May 23, 2000, the Company was no longer a party defendant to Dewayne Cargill Et al v. Metropolitan Water District of Southern California, Et al. On April 26, 2000, a Request for Dismissal was approved by the Los Angeles Superior Court of the State of California. Said dismissal was made with prejudice and pursuant to a settlement agreement in which the Company agreed to notify plaintiff's counsel if it intended to do business with the Metropolitan Water District of Southern California at any time over the six months after dismissal.


ITEM 2 - Changes in Securities and Use of Proceeds

   On May 5, 2000, the Company completed an initial public offering of its common stock, $0.01 par value. The managing underwriter of the offering was Hornblower & Weeks, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-2 that was declared effective by the SEC on April 11, 2000. The offering commenced on April 26, 2000 and was consummated on May 5, 2000, on which date 1,300,000 shares of common stock registered under the Registration Statement were sold at a price of $6.00 per share. The underwriters have an overallotment option of 195,000 additional shares which has not been exercised and which expires on May 26, 2000. The aggregate price of the offering amount registered and sold was $7,800,000. In connection with the offering, the Company incurred an aggregate of approximately $780,000 in underwriting discounts and approximately $1,020,000 in other related expenses. The net proceeds of the offering were approximately $6,000,000.

   The Company has used the net proceeds from the initial public offering as follows:

              $1,175,000 to repay outstanding indebtedness.

              $517,000 to reduce outstanding trade payables.

              $666,000 to repay acquisition debt.

              $448,000 to pay indebtedness to attorneys incurred in connection with various litigation.

              $144,000 to pay accrued compensation to officers of the Company.

   The Company plans to use the remaining proceeds to (i) recruit, hire and train qualified management-level personnel, (ii) purchase computers and other equipment, (iii) for marketing and promotion, (iv) to develop its website and expand its internet presence and (v) for working capital and general corporate purposes. The Company may also use a portion of the net proceeds to acquire additional businesses that it believes will complement its current or future business. Although the Company has no present commitments or agreements with respect to such acquisitions, management will have significant discretion in applying the net proceeds of this offering. The Company's expenditures for general corporate purposes will vary significantly depending on a number of factors, including future revenue growth, if any, and the amount of cash generated from operations.

   The Company has invested the remaining net proceeds from its initial public offering of common stock in short term, interest bearing, investment grade instruments.

   Except for the $144,000 of accrued compensation paid to officers, none of the net proceeds of the Company's offering were paid directly or indirectly to any director, officer of the Company or their associates, person owning 10% or more of any class of equity securities of the Company or an affiliate of the Company.

ITEM 6  - Exhibits and Reports on Form 8-K

  (a)       Exhibits

Number      Description
------      -----------

  2.1 Asset Purchase Agreement, dated July 9, 1997, among Stratus Services Group, Inc. and Royalpar Industries, Inc., Ewing Technical Design, Inc., LPL Technical Services, Inc. and Mainstream Engineering Company, Inc., as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of July 29, 1997.(1)

  2.2 Asset Purchase Agreement, effective January 1, 1999, by and between Stratus Services Group, Inc. and B&R Employment Inc.(1)

  3.1       Amended and Restated Certificate of Incorporation of the Registrant.

  3.2       By-Laws of the Registrant.(2)

  4.1       Specimen Common Stock Certificate of the Registrant.(1)

  4.2.1 Warrant for the Purchase of 10,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Alan Zelinsky and Stratus Services Group, Inc., and supplemental letter thereto dated December 2, 1998.(1)

  4.2.2 Warrant for the Purchase of 40,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 23, 1998, between David Spearman and Stratus Services Group, Inc.(1)

  4.2.3 Warrant for the Purchase of 10,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Sanford I. Feld and Stratus Services Group, Inc., and supplemental letter thereto dated December 2, 1998.(1)

  4.2.4 Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Peter DiPasqua, Jr. and Stratus Services Group, Inc.(1)

  4.2.5 Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated December 2, 1998, between Shlomo Appel and Stratus Services Group, Inc.(1)

  10.1.1 Employment Agreement dated September 1, 1997, between Stratus Services Group, Inc. and Joseph J. Raymond.(1)

  10.1.2 Executive Employment Agreement dated September 1, 1997, between Stratus Services Group, Inc. and J. Todd Raymond, Esq.(1)

  10.1.3 Executive Employment Agreement dated December 1, 1997, between Stratus Services Group, Inc. and Charles A. Sahyoun.(1)

  10.1.4 Executive Employment Agreement dated April 17, 1998, between Stratus Services Group, Inc. and Mark S. Levine.(1)

  10.1.5 Executive Employment Agreement dated May 7, 1998, between Stratus Services Group, Inc. and A. George Komer.(1)

  10.1.6 Executive Employment Agreement dated September 1, 1997 between Stratus Services Group, Inc. and Michael A. Maltzman.(1)

  10.1.7 Consulting Agreement, dated as of August 11, 1997, between Stratus Services Group, Inc. and Jeffrey J. Raymond.(1)

  10.2 Lease, effective June 1, 1998, for offices located at 500 Craig Road, Manalapan, New Jersey 07726.(1)

  10.3 Sale and Purchase Agreement, dated August 11, 1997, between AGR Financial, LLC and Stratus Services Group, Inc., with supplemental letter thereto dated January 8, 1999.(1)

  10.4.1 Promissory Note in the amount of $250,000, dated October 14, 1998, between Stratus Services Group, Inc. and J. Todd Raymond, Esq., Trustee with Powers of Attorney.(1)

  10.5.1 Registration Rights Agreement, dated August, 1997, by and among Stratus Services Group, Inc. and AGR Financial, L.L.C.(1)

  10.5.2 Registration Rights Agreement, dated August, 1997, by and among Stratus Services Group, Inc. and Congress Financial Corporation (Western).(1)

  10.6.1 Stock Purchase and Investor Agreement, dated August, 1997, by and between Stratus Services Group, Inc. and Congress Financial Corporation (Western).(1)

  10.6.2 Stock Purchase and Investor Agreement, dated August, 1997, by and among Stratus Services Group, Inc. and AGR Financial, L.L.C.(1)

  10.7      1999 Equity Incentive Plan.(1)

  10.8 Debt to Equity Conversion Agreement by and between Stratus Services Group, Inc. and B&R Employment, Inc.(3)

  10.8.1 Amendment to Debt to Equity Conversion Agreements by and between Stratus Services Group and B&R Employment, Inc.(2)

  10.9 Undertaking Letter from Joseph J. Raymond, Chairman & CEO to the Board of Directors.(4)

  27        Financial Data Schedule for the 6 months ended March 31, 2000.

  (b)       Reports on Form 8-K
            No reports were filed on Form 8-K during the three months ended March 31, 2000.

--------------------------------------------------------------------------------
Footnote 1  Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on September 3, 1999.

Footnote 2  Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 6 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on February 1, 2000.

Footnote 3  Incorporated by reference to similarly numbered Exhibits filed with Amendment No 3 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on December 17, 1999.

Footnote 4  Incorporated by reference to similarly numbered Exhibits filed with Amendment No 7 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on March 17, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STRATUS SERVICES GROUP, INC.

Date:  May 24, 2000                 By:  /s/  Joseph J. Raymond
                                         ---------------------------------------
                                         Joseph J. Raymond
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer

Date:  May 24, 2000                 By:  /s/ Michael A. Maltzman
                                         ---------------------------------------
                                         Michael A. Maltzman
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                  EXHIBIT INDEX

Exhibit
-------

  3.1       Amended and Restated Certificate of Incorporation of the
            Registrant.

  27        Financial Data Schedule for the 6 months ended March 31, 2000