Form 10QSB
period 2000-06-30
STRATUS SERVICES GROUP INC
filed 2000-08-09
CIK 1044391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from __________ to

                        Commission file number 001-15789

                          STRATUS SERVICES GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      22-3499261
--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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


As of August 9, 2000, 5,725,849 shares of the Registrant's common stock were outstanding.


Traditional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                          STRATUS SERVICES GROUP, INC.
                             Condensed Balance Sheet
                               As at June 30, 2000
                                   (Unaudited)

                                     Assets
Current assets
     Cash and cash equivalents                                     $  1,157,270
     Due from factor - less allowance for recourse
         obligation of $77,500                                          470,272
     Accounts receivable - less allowance for doubtful
         accounts of $106,000                                           761,272
     Unbilled receivables                                             1,425,139
     Loans to related parties                                           230,500
     Prepaid insurance                                                  753,913
     Prepaid expenses and other current assets                          276,557
                                                                   ------------
                                                                      5,074,923

Property and equipment, net of accumulated depreciation                 695,973
Goodwill - net                                                        3,720,417
Investment in marketable securities                                        --
Other assets                                                             46,658
                                                                   ------------
                                                                   $  9,537,971
                                                                   ============

                      Liabilities and Stockholders' Equity
Current liabilities
     Loans payable                                                 $     65,000
     Notes payable - acquisition                                        450,000
     Insurance obligation payable                                       605,414
     Accounts payable and accrued expenses                              499,365
     Accrued payroll and taxes                                        1,209,811
     Payroll taxes payable                                              291,801
                                                                   ------------
                                                                      3,121,391

Notes payable - acquisition (net of current portion)                     50,000
                                                                   ------------
                                                                      3,171,391
Commitments and contingencies

Stockholders' equity
     Common stock, $.01 par value, 10,000,000 shares
        authorized, 5,725,849
        shares issued and outstanding                                    57,259
     Additional paid-in capital                                      10,683,953
     Deferred compensation                                              (79,600)
     Accumulated deficit                                             (4,295,032)
                                                                   ------------
         Total stockholders' equity                                   6,366,580
                                                                   ------------
                                                                   $  9,537,971
                                                                   ============

                  See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                                 June 30,                       June 30,
                                                           2000           1999            2000            1999
                                                        -----------    -----------    ------------    ------------
Revenues (including $ -0-,
  $733,000, $399,000 and $1,490,000
  from related parties)                                 $ 8,859,979    $ 8,343,592    $ 25,785,217    $ 21,263,817

Cost of revenue (including $ -0-,
  $662,000, $358,000 and $1,345,000
  from related parties)                                   6,776,188      6,535,616      19,679,510      16,843,326

                                                        -----------    -----------    ------------    ------------
Gross Profit                                              2,083,791      1,807,976       6,105,707       4,420,491

Operating expenses
  Selling, general and administrative expenses            1,746,464      1,481,153       4,949,547       4,773,309
  Provision for recourse obligation                           7,500           --            37,500         595,000
                                                        -----------    -----------    ------------    ------------
                                                          1,753,964      1,481,153       4,987,047       5,368,309
                                                        -----------    -----------    ------------    ------------

Earnings (loss) from operations                             329,827        326,823       1,118,660        (947,818)
                                                        -----------    -----------    ------------    ------------

Other income (expenses)
  Finance charges                                           (93,565)      (170,156)       (373,356)       (539,463)
  Interest expense                                          (82,162)       (88,390)       (278,849)       (209,679)
  Other income                                               23,796          6,772          28,980          18,155
                                                        -----------    -----------    ------------    ------------
                                                           (151,931)      (251,774)       (623,225)       (730,987)
                                                        -----------    -----------    ------------    ------------

Net earnings (loss)                                     $   177,896    $    75,049    $    495,435    $ (1,678,805)
                                                        ===========    ===========    ============    ============

Net earnings (loss) per common share -
  Basic                                                 $       .03    $       .02    $        .11    $       (.45)
  Diluted                                                       .03            .02             .10            (.45)

Weighted average shares, outstanding per common share
  Basic                                                   5,345,400      3,784,749       4,666,244       3,753,303
  Diluted                                                 5,670,833      3,957,149       4,900,908       3,753,303

                  See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                       Condensed Statements of Cash flows
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                      June 30,
                                                                2000           1999
                                                             -----------    -----------
Cash flows from operating activities
  Net earnings (loss)                                        $   495,435    $(1,678,805)
                                                             -----------    -----------
  Adjustments to reconcile net earnings (loss)
       to net cash used by operating activities
       Depreciation                                              111,984         50,992
       Amortization                                              125,371         80,725
       Imputed interest                                           57,652         13,803
       Accrued interest                                           41,522         62,746
       Compensation - stock options                               35,100         35,100

  Changes in operating assets and liabilities
       Due to/from factor                                     (1,154,196)       492,880
       Accounts receivable                                    (1,075,987)      (337,093)
       Prepaid insurance                                        (496,700)      (246,343)
       Prepaid expenses and other current assets                (260,649)       (21,177)
       Other assets                                               11,098        (11,264)
       Insurance obligation payable                              352,528        238,838
       Accrued payroll and taxes                                 275,476         36,739
       Payroll taxes payable                                      65,569         91,071
       Litigation fees payable                                  (133,299)      (122,372)
       Accounts payable and accrued expenses                    (608,953)       268,055
                                                             -----------    -----------
              Total adjustments                               (2,653,484)       632,700
                                                             -----------    -----------
                                                             $(2,158,049)   $(1,046,105)
                                                             ===========    ===========
Cash flows (used in) investing activities
  Purchase of property and equipment                            (458,724)      (217,260)
  Payments for business acquisitions                          (1,002,408)      (169,931)
  Loans to related parties                                      (230,500)          --
                                                             -----------    -----------
                                                              (1,691,632)      (387,191)
                                                             -----------    -----------
Cash flows from financing activities
  Proceeds from initial public offering                        6,063,479           --
  Proceeds from sale of common stock                                --          708,750
  Proceeds from loans payable                                  1,125,000        800,000
  Payments of loans payable                                   (2,354,600)      (284,000)
  Purchase of treasury stock                                    (250,000)          --
                                                             -----------    -----------
                                                               4,583,879      1,224,750
                                                             -----------    -----------

Net change in cash and cash equivalents                          734,198       (208,546)

Cash and cash equivalents - beginning                            423,072        249,987
                                                             -----------    -----------

Cash and cash equivalents - ending                           $ 1,157,270    $    41,441
                                                             ===========    ===========
Supplemental disclosure of cash paid
    Interest                                                 $   388,285    $   143,702
Schedule of Noncash Investing and Financing Activities
    Fair value of assets acquired                            $ 1,502,408    $ 2,421,903
    Less: cash paid                                           (1,002,408)       (57,430)
    Less: common stock and put options issued                       --         (520,000)
                                                             -----------    -----------
    Liabilities assumed                                      $   500,000    $ 1,844,473
                                                             ===========    ===========
    Issuance of common stock in exchange for notes payable   $ 1,000,000        492,762
                                                             ===========    ===========
    Accrued and imputed interest                             $    99,174    $    76,549
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed financial statements. Operating results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

The accompanying unaudited condensed financial statements for the nine months ended June 30, 2000 should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1999, included in the Company's Registration Statement on Form (File No. 333-83255), as amended.


NOTE 2 - EARNINGS/LOSS PER SHARE

Basic "Earnings Per Share" ("EPS) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. Dilutive shares were 325,433 and 234,664 for the three and nine months ended June 30, 2000 and 172,400 and -0- for the three and nine months ended June 30, 1999.


NOTE 3 - INITIAL PUBLIC OFFERING

On May 5, 2000, the Company completed its initial public offering ("IPO") of 1,300,000 shares of common stock at a price of $6.00 per share, generating net cash proceeds of approximately $6.0 million after deducting underwriters discounts and offering costs to date of approximately $1.8 million.


NOTE 4 - ACQUISITION

On June 26, 2000, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of eight offices of Tandem, a division of OutSource International, Inc. ("OutSource"). The purchase price was $1,300,000, of which $800,000 was paid in cash at the closing and the remaining $500,000 was represented by two promissory notes. The first note, representing $400,000 is payable in two installments of $200,000 plus accrued interest at 8.5% a year, at 90 days and 180 days after the closing. The second note, representing $100,000 bears interest at 8.5% a year and is payable in twelve equal monthly installments beginning January 1, 2001.

The excess of cost paid over net assets acquired resulted in goodwill of $1,500,000, computed as follows:

Net assets acquired
    Furniture and equipment                                         $    38,175
    Accrued holiday and vacation pay                                    (36,000)
                                                                    -----------

    Amounts paid                                                          2,175
           Cash                                                         800,000
           Notes payable                                                500,000
           Finder's fees and other costs                                202,408
                                                                    -----------
                                                                      1,502,408
                                                                    -----------

    Excess of amounts paid over net assets acquired - goodwill      $ 1,500,233
                                                                    ===========


On January 4, 1999, the Company entered into an asset purchase agreement with B&R Employment, Inc. ("B&R"). The Company purchased certain assets including office equipment, furniture and fixtures, sales and operating records, customer contracts and agreements, vendor lists, and seller's licenses and certificates. The purchase price was $2,400,000, consisting of notes for $1,880,000 and the issuance of 34,667 shares of the Company's common stock. B&R had a put option to sell these shares back to the Company at $15 per share, provided that the Company did not conduct an initial public offering within twenty-four months. In February 2000, the Company entered into a debt-equity conversion agreement with B&R whereby, B&R agreed to convert, except for $666,000, the amounts due under the notes payable-acquisition, including accrued interest, into shares of the Company's common stock upon the Company's initial public offering of securities. The number of shares to be issued was based on the offering price in the initial public offering. In April 2000, the agreement was amended to provide that B&R would convert $500,000 into shares of the Company's common stock. Accordingly, upon the completion of the IPO, B&R was issued 83,333 shares of the Company's common stock. The excess of net assets acquired, of approximately $2.4 million was recorded as goodwill and is being amortized on a straight-line basis over fifteen years.

The above acquisitions have been accounted for as purchases. The results of operations are included in the Company's statements of operations from the effective date of acquisition.

The following unaudited pro forma results of operations for the three and nine months ended June 30, 2000 and June 30, 1999, assume that the purchase of OutSource and B&R occurred at the beginning of each period.

                                                   Three Months Ended                       Nine Months Ended
                                                        June 30,                                June 30,
                                                2000                 1999               2000               1999
                                          ----------------      ----------------    --------------    ----------------
Unaudited pro forma:
Revenues                                  $   14,509,826        $  14,395,608       $  43,673,383     $  41,648,479
Net earnings (loss)                              572,411              511,920           1,279,974          (748,715)
Basic net earnings (loss) per share              .11                  .14                .27                (.20)
Diluted net earnings (loss) per share            .10                  .13                .26                (.20)


NOTE 5 - FACTORING AGREEMENT

The Company has a factoring agreement under which it may sell up to $3,000,000 of qualified trade accounts receivable, with limited recourse provisions. The agreement which was scheduled to expire August 10, 2000 has been renewed on a month to month basis. The Company is required to repurchase or replace any receivable remaining uncollected for more than 90 days.

NOTE 6 - INCOME TAXES

There were no provisions for income taxes for the nine and three months ended June 30, 2000 and 1999, because the Company has net operating loss carryforwards with a corresponding valuation against them.

The utilization of net operating loss carryforwards may be limited due to possible changes in control from private placements and the IPO.


NOTE 7 - TEMPORARY EQUITY - COMMON STOCK

Certain stockholders of the Company may have had a right to pursue claims against the Company as a result of possible technical violations of the laws and regulations governing the private placement and issuance of securities. Accordingly, the Company had recorded the original total proceeds of the sale of the shares to these certain stockholders in the amount of $1,618,000 as temporary equity - common shares in the balance sheet. The Company made a recission offer to stockholders holding approximately 2.8 million shares, pursuant to which the Company offered to repurchase the shares at their original purchase price (plus applicable interest) which ranged from $.075 to $3.75 per share. As a result of no one accepting the recission offer during the recission period and the expiration, in certain cases of applicable statutes of limitation, the $1,618,060 of temporary equity common shares was transferred to additional paid-in capital during the three months ended June 30, 2000.

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

RESULTS OF OPERATIONS

The following table sets forth certain selected operating results for the three months and nine months ended June 30, 2000 and 1999.

                            Three Months Ended      Three Months Ended       Nine Months Ended        Nine Months Ended
                              June 30, 2000            June 30, 1999           June 30, 2000            June 30, 1999
                           -----------------------------------------------------------------------------------------------
                               (Unaudited)              (Unaudited)             (Unaudited)              (Unaudited)
Revenues                   $ 8,859,979    100.0%   $ 8,343,592    100.0%   $ 25,785,217    100.0%   $ 21,263,817    100.0%

Cost of Revenues             6,776,188     76.5      6,535,616     78.3      19,679,510     76.3      16,843,326     79.2

Gross Profit                 2,083,791     23.5      1,807,976     21.7       6,105,707     23.7       4,420,491     20.8

Selling, general
and administrative
expenses                    (1,654,861)   -18.7     (1,418,556)   -17.0      (4,712,192)   -18.3      (4,641,592)   -21.8

Depreciation and
amortization                   (91,603)    -1.0        (62,597)    -0.8        (237,355)    -0.9        (131,717)    -0.6

Provision for recourse
obligation                      (7,500)    -0.1           --       --           (37,500)    -0.2        (595,000)    -2.8

Earnings (loss) from
operations                     329,827      3.7        326,823      3.9       1,118,660      4.3        (947,818)    -4.4

Other income (expenses):
Finance charges                (93,565)    -1.1       (170,156)    -2.0        (373,356)    -1.4        (539,463)    -2.6
Interest expense               (82,162)    -0.9        (88,390)    -1.1        (278,849)    -1.1        (209,679)    -1.0
Other income                    23,796      0.3          6,772      0.1          28,980      0.1          18,155      0.1
                           -----------------------------------------------------------------------------------------------
Net earnings (loss)        $   177,896      2.0%   $    75,049      0.9%        495,435      1.9%   $ (1,678,805)   -7.9%
                           ===============================================================================================

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES. Revenues increased 6.2% to $8,859,979 for the three months ended June 30, 2000 from $8,343,592 for the three months ended June 30, 1999. Revenues increased primarily as a result of the growth of our SMARTSolutions(TM) and Engineering divisions.

GROSS PROFIT. Gross profit increased 15.3% to $2,083,791 for the three months ended June 30, 2000 from $1,807,976 for the three months ended June 30, 1999. Gross profit as a percentage of revenues increased to 23.5% for the three months ended June 30, 2000 from 21.7% for the three months ended June 30, 1999. This increase was due to successfully implementing our plan to seek higher gross margin business and the higher margins generated by our SMARTSolutions(TM) and Engineering divisions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, not including depreciation and amortization, increased 16.7% to $1,654,861 for the three months ended June 30, 2000 from $1,418,556 for the three months ended June 30, 1999. Selling, general and administrative expenses as a percentage of revenues increased to 18.7% for the three months ended June 30, 2000 from 17.0% for the three months ended June 30, 1999. The increase is attributable to implementation costs associated with new and future SMARTSolutions(TM) accounts and increased payroll in anticipation of future growth and acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 46.3% to $91,603 for the three months ended June 30, 2000 from $62,597 for the three months ended June 30, 1999. Depreciation as a percentage of revenues increased to 1.0% for the three months ended June 30, 2000 from 0.8% for the three months ended June 30, 1999. The increase was primarily due to the impact of increased capital expenditures.

FINANCE CHARGES. Finance charges decreased 45.0% to $93,565 for the three months ended June 30, 2000 from $170,156 for the three months ended June 30, 1999. As a percentage of revenues, finance charges decreased to 1.1% for the three months ended June 30, 2000, from 2.0% for the three months ended June 30, 1999. This decrease was due to improved collections, which reduced the average days outstanding of the accounts receivable sold.

INTEREST EXPENSE. Interest expense decreased 7.0% to $82,162 for the three months ended June 30, 2000 from $88,390 for the three months ended June 30, 1999. This decrease was due to the repayment of substantially all notes and loans payable during the three months ended June 30, 2000, with proceeds from the initial public offering.

NET EARNINGS. As a result of the foregoing, we had net earnings of $177,896 for the three months ended June 30, 2000 compared to net earnings of $75,049 for the three months ended June 30, 1999. Net earnings as a percentage of revenues was 2.0% for the three months ended June 30, 2000 and 0.9% for the three months ended June 30, 1999.


NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

REVENUES. Revenues increased 21.3% to $25,785,217 for the nine months ended June 30, 2000 from $21,263,817 for the nine months ended June 30, 1999. Revenues increased primarily as a result of the growth of our SMARTSolutions(TM) and Engineering divisions.

GROSS PROFIT. Gross profit increased 38.1% to $6,105,707 for the nine months ended June 30, 2000 from $4,420,491 for the nine months ended June 30, 1999. Gross profit as a percentage of revenues increased to 23.7% for the nine months ended June 30, 2000 from 20.8% for the nine months ended June 30, 1999. This increase was due to successfully implementing our plan to seek higher gross margin business and the higher margins generated by our SMARTSolutions(TM) and Engineering divisions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses not including depreciation and amortization increased 1.5% to $4,712,192 for the nine months ended June 30, 2000 from $4,641,592 for the nine months ended June 30, 1999. Selling, general and administrative expenses as a percentage of revenues decreased to 18.3% for the nine months ended June 30, 2000 from 21.8% for the nine months ended June 30, 1999. The increased amount is due to increased payroll costs to support the increase in revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 80.2% to $237,355 for the nine months ended June 30, 2000 from $131,717 for the nine months ended June 30, 1999. Depreciation and amortization expenses as a percentage of revenues increased to 0.9% for the nine months ended June 30, 2000 from 0.6% for the nine months ended June 30, 1999. This increase was primarily due to the amortization of goodwill associated with the acquisition of certain assets of B&R Employment, Inc. in January 1999 and the impact of increased capital expenditures.

PROVISION FOR RECOURSE OBLIGATION. Provision for recourse obligation is the estimated amount of uncollectible accounts receivable sold to a factor, which the factor may obligate us to repurchase. This amount decreased 93.7% to $37,500 for the nine months ended June 30, 2000 from $595,000 for the nine months ended June 30, 1999. Provision for recourse obligation as a percentage of revenues decreased to 0.2% for the nine months ended June 30, 2000 from 2.8% for the nine months ended June 30, 1999. Almost the entire amount for the nine months ended June 30, 1999 was due to the uncertainty of recoverability of accounts with which we ceased doing business during that same time period. We believe that the $37,500 provision for recourse obligation for the nine months ended June 30, 2000 is sufficient.

FINANCE CHARGES. Finance charges decreased 30.8% to $373,356 for the nine months ended June 30, 2000 from $539,463 for the nine months ended June 30, 1999. As a percentage of revenues, finance charges decreased to 1.4% for the nine months ended June 30, 2000 from 2.6% for the nine months ended June 30, 1999. This decrease was due to improved collections, which reduced the average days outstanding of the accounts receivable sold.

INTEREST EXPENSE. Interest expense increased 33.0% to $278,849 for the nine months ended June 30, 2000 from $209,679 for the nine months ended June 30, 1999. As a percentage of revenues, interest expense increased to 1.1% for the nine months ended June 30, 2000 from 1.0% for the nine months ended June 30, 1999. This increase was due to increased borrowings necessary to fund a working capital shortfall until the initial public offering proceeds were received in May 2000.

NET EARNINGS (LOSS). As a result of the foregoing, we had net earnings of $495,435 for the nine months ended June 30, 2000 compared to a net loss of ($1,678,805) for the nine months ended June 30, 1999. The net earnings as a percentage of revenues was 1.9% for the nine months ended June 30, 2000. The net loss for the nine months ended June 30, 1999 as a percentage of revenues was (7.9)%.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through private sales of securities, borrowings and sales of accounts receivable to a factor. In addition, on May 5, 2000 we completed our IPO of 1,300,000 shares of common stock at a price of $6.00 per share, realizing net cash proceeds of approximately $6,000,000 after deducting underwriting discounts and offering expenses.

Net cash used in operating activities was $2,158,049 and $1,046,105 in the nine months ended June 30, 2000 and 1999, respectively. Approximately $1,200,000 of the net proceeds from the IPO was used to reduce trade and other payables in the nine months ended June 30, 2000.

Net cash used in investing activities was $1,691,632 and $387,191 in the nine months ended June 30, 2000 and 1999, respectively. Cash used for acquisitions for the nine months ended June 30, 2000 and 1999 was $1,002,408 and $169,311, respectively. The balance in both periods was for capital expenditures.

Net cash provided by financing activities was $4,583,879 and $1,224,750 in the nine months ended June 30, 2000 and 1999, respectively. Net proceeds of the IPO in the nine months ended June 30, 2000 were $6,063,479, of which $1,225,000 was used to repay notes and loans payable and $250,000 was used to purchase 39,954 shares of our common stock which has been retired. The sources of cash provided by financing activities in the nine months ended June 30, 1999 were from the net proceeds of borrowings and private placements of our common stock and debt.

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

We anticipate that the proceeds of our IPO and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 5, 2000, the Company completed an initial public offering of its common stock, $0.01 par value. The managing underwriter of the offering was Hornblower & Weeks, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-2 that was declared effective by the SEC on April 11, 2000. The offering commenced on April 26, 2000 and was consummated on May 5, 2000, on which date 1,300,000 shares of common stock registered under the Registration Statement were sold at a price of $6.00 per share. The underwriters were granted an over allotment option of 195,000 additional shares which was not exercised and which expired on May 26, 2000. The aggregate price of the offering amount registered and sold was $7,800,000. In connection with the offering, the Company incurred an aggregate of approximately $780,000 in underwriting discounts and approximately $1,060,000 in other related expenses. The net proceeds of the offering were approximately $5,940,000.

     The Company has used the net proceeds from the initial public offering as follows:

                  $1,225,000 to repay outstanding indebtedness.

                  $583,000 to reduce outstanding trade payables.

                  $964,000 to repay acquisition debt.

                  $448,000 to pay indebtedness to attorneys incurred in connection with various litigation.

                  $144,000 to pay accrued compensation to officers of the Company.

                  $1,002,000 for acquisitions.

                  $250,000 to purchase treasury stock.

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

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

   (a)            Exhibits

NUMBER   DESCRIPTION

   2.1 Asset Purchase Agreement, dated June 16, 2000, by and between Stratus Services Group, Inc. and OutSource International of America, Inc.

   10.1 Non-Competition Agreement, dated June 19, 2000, between Stratus Services Group, Inc. and OutSource International of America, Inc.

   10.2 Promissory Note and Security Agreement in the amount of $400,000, dated as of June 19, 2000, issued by Stratus Services Group, Inc. to OutSource International of America, Inc.

   10.3 Promissory Note in the amount of $100,000, dated as of June 19, 2000, issued by Stratus Services Group, Inc. to OutSource International of America, Inc.

   27             Financial Data Schedule for the 9 months ended June 30, 2000.

   (b)            Reports on Form 8-K
                  On June 30, 2000, the Company filed Form 8-K with the Securities and Exchange Commission reflecting the June 16, 2000 purchase of certain assets of the Tandem division of OutSource International of America, Inc.(1)

--------------------------------------------------------------------------------
Footnote 1        Incorporated by reference to similarly numbered Exhibits
                  filed on Form 8-K (Commission File No. 001-15789) as filed with the Securities and Exchange Commission on June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          STRATUS SERVICES GROUP, INC.

Date: August 9, 2000            By: /s/ Joseph J. Raymond
                                    ---------------------------------------
                                    Joseph J. Raymond
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer

Date: August 9, 2000            By: /s/ Michael A. Maltzman
                                    ---------------------------------------
                                    Michael A. Maltzman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
-------

   27             Financial Data Schedule for the 9 months ended June 30, 2000