Form 10KSB
period 2000-09-30
STRATUS SERVICES GROUP INC
filed 2000-12-29
CIK 1044391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[  X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 2000
                                            -------------------



[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

             For the transition period from __________ to __________


                        Commission file number 001-15789
                                               ----------

                          STRATUS SERVICES GROUP, INC.
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                          22-3499261
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

             500 CRAIG ROAD, SUITE 201, MANALAPAN, NEW JERSEY 07726
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 866-0300
------------------------------------------------------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended September 30, 2000 were: $41,676,587

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sale price of such stock as reported by the Nasdaq SmallCap Market, as of December 26, 2000, was $4.9375, based upon ________ shares held by non-affiliates.

The number of shares of Common Stock, $.01 par value, outstanding as of December 26, 2000 was 5,712,037.

                        DOCUMENTS INCORPORATED BY REFERENCE

Items 9 through 12 of Part III are incorporated by reference to portions of the definitive proxy statement for the 2001 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:  Yes    No X
                                                   ---   ---

                                    FORM 10-KSB

                           STRATUS SERVICES GROUP, INC.
             FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                 TABLE OF CONTENTS


                                                                    PAGE OF REPORT
                                                                    --------------
PART I
------
ITEM 1.     DESCRIPTION OF BUSINESS                                        2
ITEM 2.     DESCRIPTION OF PROPERTY                                        7
ITEM 3.     LEGAL PROCEEDINGS                                              7
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            7

PART II
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                            8
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9
ITEM 7.     FINANCIAL STATEMENTS                                          12
ITEM 8.     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS                  12

PART III
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT                                                           13
ITEM 10.    EXECUTIVE COMPENSATION                                        13
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                13
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                13
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                              13

INDEX TO FINANCIAL STATEMENTS                                             F-1



THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS RELATE TO FUTURE ECONOMIC PERFORMANCE, PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS AND PROJECTIONS OF REVENUE AND OTHER FINANCIAL ITEMS THAT ARE BASED ON THE BELIEFS OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, OUR MANAGEMENT. THE WORDS "EXPECT", "ESTIMATE", "ANTICIPATE", "BELIEVE", "INTEND", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INVOLVE ASSUMPTIONS, UNCERTAINTIES AND RISKS. IF ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE OR UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL OUTCOMES MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR EXPECTED. AMONG THE KEY FACTORS THAT MAY HAVE A DIRECT BEARING ON OUR EXPECTED OPERATING RESULTS, PERFORMANCE OR FINANCIAL CONDITION ARE ECONOMIC CONDITIONS FACING THE STAFFING INDUSTRY GENERALLY; UNCERTAINTIES RELATED TO THE JOB MARKET AND OUR ABILITY TO ATTRACT QUALIFIED CANDIDATES; UNCERTAINTIES ASSOCIATED WITH OUR BRIEF OPERATING HISTORY; OUR ABILITY TO RAISE ADDITIONAL CAPITAL; OUR ABILITY TO ACHIEVE AND MANAGE GROWTH; OUR ABILITY TO SUCCESSFULLY IDENTIFY SUITABLE ACQUISITION CANDIDATES, COMPLETE ACQUISITIONS OR INTEGRATE THE ACQUIRED BUSINESS INTO OUR OPERATIONS; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; OUR ABILITY TO DEVELOP NEW SERVICES; OUR ABILITY TO CROSS-SELL OUR SERVICES TO EXISTING CLIENTS; OUR ABILITY TO ENHANCE AND EXPAND EXISTING OFFICES; OUR ABILITY TO OPEN NEW OFFICES; GENERAL ECONOMIC CONDITIONS; AND OTHER FACTORS DISCUSSED FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FACTORS ARE NOT INTENDED TO REPRESENT A COMPLETE LIST OF ALL RISKS AND UNCERTAINTIES INHERENT IN OUR BUSINESS. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT.

                                      PART I

ITEM 1.     DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

We are a national business services company engaged in providing outsourced labor and operational resources on a long-term, contractual basis. We were incorporated in Delaware in March 1997 and began operations in August 1997 with the purchase of certain assets of Royalpar Industries, Inc. and it subsidiaries. This purchase provided us with a foundation to become a national provider of comprehensive staffing services. We believe that as businesses increasingly outsource a wider range of human resource functions in order to focus on their core operations, they will require more sophisticated and diverse services from their staffing providers. Therefore, we are functionally divided into three "service lines": SMARTSolutions(TM), Engineering Services and Staffing Services. Through our SMARTSolutions(TM) Division, we provide a comprehensive, customized staffing program designed to reduce labor and management costs and increase workforce efficiency. Our Engineering Services Division provides a full range of technical engineering services including on-site staff augmentation and in-house project work. Finally, our Staffing Services Division provides temporary workers for short-term needs, extended-term temporary employees, temporary-to-permanent placements, recruiting, permanent placements, payroll processing, on-site supervising and human resource consulting. All three service groups seek to act as business partners to our clients rather than just a vendor, and in doing so, seek to systematically enhance productivity and positively impact financial results. We are headquartered at 500 Craig Road, Suite 201, Manalapan, New Jersey 07726 and our telephone number is (800) 777-1557. As of December 26, 2000 we were providing services from thirty-two locations in eleven states. We also maintain a presence on the Internet with our website at WWW.STRATUSSERVICES.COM, an informational site designed to give prospective customers and employees additional information regarding our operations.

Between September 1997 and December 2000 we completed six acquisitions of primarily staffing companies or divisions of staffing companies. These acquisitions included twenty offices located in six states and collectively generated $42 million in revenue for the twelve months preceding such acquisitions. Pursuant to our acquisition strategy we made the following asset purchases:

o In August 1998, we acquired the assets of J.P. Industrial, LLC, a $1 million (in annual revenues) Canby, Oregon based Engineering Services firm. We made this acquisition to expand our presence in the engineering services intensive power generation and paper/wood product industries in the Pacific Northwest.

o In January 1999, we completed the acquisition of the assets of B & R Employment, Inc. ("B & R"), a $4 million (in annual revenues) Wilmington, Delaware based provider of traditional temporary staffing services. This acquisition gave us an immediate presence in the industrial and banking center of Delaware.

o In April 1999, we acquired certain assets of Adapta Services Group, Inc., a single location, $2 million (in annual revenues) New Castle, Delaware based provider of traditional staffing services. This acquisition was an excellent complement to our acquisition of B&R Employment, Inc., gave us full coverage of all of the major Delaware metropolitan areas and provided us with additional quality customers.

o In June 2000, we acquired the assets of the eight New Jersey and Pennsylvania branches of Tandem, a $25 million (in annual revenues) division of Outsource International, Inc. This acquisition greatly expanded our presence in our home state of New Jersey and continued our Mid-Atlantic regional expansion.

o In July 2000, we acquired certain assets of Apoxiforce, Inc., a $1 million (in annual revenues) Elizabeth, New Jersey based provider of traditional staffing services. This acquisition provided us with a strong presence in the commercial food service industry and an excellent customer list. These operations were incorporated into our existing Elizabeth, New Jersey office and the personnel assimilated throughout our New Jersey operations.

o In October 2000 we acquired the assets of seven New Hampshire and Massachusetts branches of Tandem, a $9 million (in annual revenues) division of Outsource International, Inc. This acquisition further continued our East Coast expansion plan and provided us with a platform to further expand our New England presence.

Due to these acquisitions, as well as new offices we opened, the number of our offices increased from five in five states after the Royalpar, Inc. acquisition in August 1997 to thirty-two in eleven states at December 15, 2000.

(B) BUSINESS OF ISSUER

PRINCIPAL SERVICES & MARKETS

Our business operations are classified into SMARTSolutions(TM), Engineering Services and Staffing Services, each reporting to a Division President who reports directly to the Chief Executive Officer and each with its own target market.

   SMARTSOLUTIONS(TM). SMARTSolutions(TM) is a customized staffing program designed to reduce labor and management costs and increase workforce efficiency. The programs typically require an eight-week implementation process beginning with an operational assessment of the client's tasks and processes conducted by the SMARTSolutions(TM) implementation team. The team compiles and analyzes the data and then presents its recommendations to the client's senior management. Together they establish an implementation timeline with target dates and responsibility checklists. Once the timeline is approved, a workforce-training curriculum or SMARTTraining Program is developed and implemented by a team of associates headed by the On-site Manager provided by Stratus. Monthly performance is reported to the client through SMARTReports that track workforce performance, analyze that performance against the pre-determined goals and adjust programs to meet evolving customer needs.

   While SMARTSolutions(TM) is designed to be most effective in manufacturing, distribution and telemarketing operations, it is marketed to all companies that have at least 50 people dedicated to specific work functions that involve repetitive tasks measurable through worker output and could benefit from proactive workforce management. Since SMARTSolutions(TM) differs greatly from traditional staffing services, we have developed a national marketing team dedicated strictly to marketing these programs. However, the team utilizes our Staffing Services branch staff to identify companies within their geographic regions that could potentially benefit from a SMARTSolutions(TM) program. Once identified, the team assumes full responsibility for the sales process. A significant portion of our SMARTSolutions(TM) clients have been obtained through this process or from "word of mouth" recommendations from current SMARTSolutions(TM) customers.

   ENGINEERING SERVICES require highly specialized and technically skilled employees that demand significantly higher hourly rates than traditional temporary staffing services. Engineering Services augments customers' in-house engineering capability by supplying our engineers as contract labor. We will also take the lead role as the project manager on specific engagements and provide a full range of services that include design requirements, scheduling, drawing and specification management, field supervision and quality assurance. On large engagements, we may take responsibility for specific areas of the engagement only, or supply staff to the project manager.

   In addition to staff augmentation, we provide a broad range of project support to Fortune 100 companies, government agencies and educational institutions in electrical engineering, instrumentation and controls, mechanical engineering, piping and pipe support analysis, civil, structural and architectural engineering. We have developed an expertise providing services to utilities and cogeneration facility operators, and are one of a small number of engineering staffing firms in the United States with a "Class A Nuclear Certification" qualifying us to provide staffing services to nuclear power plants. Projects typically last six months to one year and may require the services of several specialized professionals.

   The marketing of engineering services is focused primarily on addressing the requirements typical of specific customers. In marketing to potential customers, the engineering sales team identifies the requirements of the customer and promotes services offerings designed to meet those requirements. In addition to personal sales calls, targeted mailings and telephone solicitations, the entire management team promotes our services through cross-selling complementary services to existing customers, submitting bids on "competitive bid" projects and networking through industry trade associations. As is the case with SMARTSolutions(TM), we anticipate that with the extensive experience of the Engineering Services management team, word of mouth and personal contacts will provide the majority of sales leads.

   STAFFING SERVICES includes both personnel placement and employer services such as payrolling, outsourcing, on-site management and administrative services. Payrolling, which is also referred to as employee leasing, typically involves the transfer of a customer's employees to our payroll. Outsourcing represents a growing trend among businesses to contract with third parties to provide a particular function or business department for an agreed price over a designated period. On-site services involve the placement of a Company employee at the customer's place of business to manage all of the customer's temporary staffing requirements. Administrative services include skills testing, drug testing and risk management services. Skills testing available to the Company's customers include cognitive, personality and psychological evaluation and drug testing that is confirmed through an independent, certified laboratory.

   Staffing Services can also be segmented by assignment types into supplemental staffing, long-term staffing and project staffing. Supplemental staffing provides workers to meet variability in employee cycles, and assignments typically range from days to months. Long-term staffing provides employees for assignments that typically last three to six months but can sometimes last for years. Project staffing provides companies with workers for a time specific project and may include providing management, training and benefits.

   Staffing services are marketed through our on-site sales professionals throughout our nationwide network of offices. Generally, new customers are obtained through customer referrals, telemarketing, advertising and participating in numerous community and trade organizations.

COMPETITIVE BUSINESS CONDITIONS

Staffing companies provide one or more of four basic services to clients: (i) flexible staffing; (ii) Professional Employer Organization ("PEO") services;
(iii) placement and search; and (iv) outplacement. Based on information provided by the American Staffing Association (formerly the National Association of Temporary and Staffing Services), the National Association of Professional Employer Organizations and Staffing Industry Analysts, Inc., 1999 staffing industry revenues were approximately $117 billion. Over the last five years, the staffing industry has experienced significant growth, due largely to the utilization of temporary help across a broader range of industries, as well as the emergence of the PEO sector. Staffing industry revenues grew from approximately $102 billion in 1998 to approximately $117 billion in 1999, or 14.7%.

The U.S. staffing industry is highly fragmented and has begun to experience consolidation, particularly with respect to temporary staffing companies. Recent industry statistics indicate that approximately 7,000 companies provide temporary staffing services in the United States. Many of these companies are small, owner-operated businesses with limited access to capital for development and expansion. We believe that the industry is consolidating in response to:

o The increased demands of companies for a single supplier of a full range of staffing and human resource services,

o     Increased competition from larger, better capitalized competitors, and

o     Owner's desires for liquidity.

Although some consolidation activity has already occurred, we believe that consolidation in the U.S. staffing industry will continue and that there will be numerous available acquisition candidates.

Historically, the demand for temporary staffing employees has been driven by a need to temporarily replace regular employees. More recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed labor costs to variable and flexible costs. Increasingly, the use of temporary staffing employees has become widely accepted as a valuable tool for managing personnel costs and for meeting specialized or fluctuating employment requirements. Organizations have also begun using temporary staffing to reduce administrative overhead by outsourcing operations that are not part of their core business operations, such as recruiting, training and benefits administration. By utilizing staffing services companies, businesses are able to avoid the management and administrative costs that would be incurred if full time employees were employed. An ancillary benefit, particularly for smaller business, is that the use of temporary personnel reduces certain employment costs and risks, such as, workers' compensation and medical and unemployment insurance, that a temporary personnel provider can spread over a much larger pool of employees.

Since 1990, the staffing industry has seen an evolution of services move away from "temp help" or supplemental staffing to more permanent staffing relationships. The industry has developed specialization among various sectors and can be classified into four categories: integrated staffing service providers, professional services providers, information technology providers and commodity providers. Integrated staffing services provide a vendor-on-premise, acting as the general contractor managing the workforce and maintaining the payroll. Through this arrangement, providers are able to establish long-term relationships with their customers, reduce cyclicality of employees, and maintain relationships with customers that are less price sensitive. The professional services provider supplies employees in the fields of engineering, finance, legal, accounting and other professions. In general, these services are less cyclical than the light industrial and clerical segments and carry higher margins. Information technology companies offer technical employees to maintain and implement all forms of information systems. The commodity segment of the staffing industry is the traditional temporary employer business in which an employee of the service is placed at the customer for a short period. It is characterized by intense competition and low margins. This sector is most exposed to economic cycles and price competition to win market share. Growth in this segment has been constrained over the past three years due to a competitive labor market for low-end workers.

We compete with other companies in the recruitment of qualified personnel, the development of client relationships and the acquisition of other staffing and professional service companies. A large percentage of temporary staffing and consulting companies are local operators with fewer than five offices and have developed strong local customer relationships within local markets. These operators actively compete with us for business and, in most of these markets, no single company has a dominant share of the market. We also compete with larger, full-service and specialized competitors in national, regional and local markets. The principal national competitors include AccuStaff, Inc., Manpower, Inc., Kelly Services, Inc., The Olsten Corporation, Interim Services, Inc., and Norrell Corporation, all of which may have greater marketing, financial and other resources than Stratus. We believe that the primary competitive factors in obtaining and retaining clients are the number and location of offices, an understanding of clients' specific job requirements, the ability to provide temporary personnel in a timely manner, the monitoring of the quality of job performance and the price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, responsiveness to work schedules and number of hours of work available. We believe our long-term client relationships and strong emphasis on providing service and value to our clients and temporary staffing employees makes us highly competitive.

CUSTOMERS

      For the year ended September 30, 2000 we provided services to 1,025 customers in 30 states. Our five largest customers represented 35% of our revenue but no one customer exceeded 12%. We do not believe that a loss or a material reduction of any one customer would have a material adverse effect on our business. At December 15, 2000 we were providing services to 635 customers in 16 states, with the five largest customers representing 33% and no one customer exceeding 8%.

GOVERNMENTAL REGULATION

      Staffing services firms are generally subject to one or more of the following types of government regulation: (1) regulation of the employer/employee relationship between a firm and its temporary employees; and
(2) registration, licensing, record keeping and reporting requirements. Staffing services firms are the legal employers of their temporary workers. Therefore, laws regulating the employer/employee relationship, such as tax withholding and reporting, social security or retirement, anti-discrimination and workers' compensation, govern these firms. State mandated workers' compensation and unemployment insurance premiums have increased in recent years and have directly increased our cost of services. In addition, the extent and type of health insurance benefits that employers are required to provide employees have been the subject of intense scrutiny and debate in recent years at both the national and state level. Proposals have been made to mandate that employers provide health insurance benefits to staffing employees, and some states could impose sales tax, or raise sales tax rates on staffing services. Further increases in such premiums or rates, or the introduction of new regulatory provisions, could substantially raise the costs associated with hiring and employing staffing employees.

      Certain states have enacted laws that govern the activities of "Professional Employer Organizations," which generally provide payroll administration, risk management and benefits administration to client companies. These laws vary from state to state and generally impose licensing or registration requirements for Professional Employer Organizations and provide for monitoring of the fiscal responsibility of these organizations. We believe that Stratus is not a Professional Employer Organization and not subject to the laws that govern such organizations; however, the definition of "Professional Employer Organization" varies from state to state and in some states the term is broadly defined. If we are determined to be a Professional Employer Organization, we can give no assurance that we will be able to satisfy licensing requirements or other applicable regulations. In addition, we can give no assurance that the states in which we operate will not adopt licensing or other regulations affecting companies that provide commercial and professional staffing services.

TRADEMARKS

      We have filed for Federal Trademark registration of SMARTSolutions, SMARTReport, SMARTTraining, our slogan, name and logo. No assurance can be given that this registration will be obtained or if obtained, will be effective to prevent others from using the mark concurrently or in certain locations. Currently, we are asserting Common Law protection by holding the marks out to the public as the property of Stratus. However, no assurance can be given that this Common Law assertion will be effective to prevent others from using the mark concurrently or in other locations. In the event someone asserts ownership to a mark, we may incur legal costs to enforce any unauthorized use of the marks or defend ourselves against any claims.

EMPLOYEES

      As of September 30, 2000 we were employing 2,795 total employees. Of that amount 115 were classified as Staff employees and 2,680 were classified as field or "temp" employees, those employees placed at client facilities. As of December 15, 2000 those numbers had increased to 3,685, 165 and 3,520 respectively.

      A key factor contributing to future growth and profitability will be the ability to recruit and retain qualified personnel. To attract personnel, we employ recruiters, called "Staffing Specialists" who regularly visit schools, churches and professional associations and present career development programs to various organizations. In addition, applicants are obtained from referrals by existing staffing employees and from advertising on radio, television, in the Yellow Pages, newspapers and through the Internet. Each applicant for a Staffing Services position is interviewed with emphasis on past work experience, personal characteristics and individual skills. We maintain software-testing and training programs at our offices for applicants and employees who may be trained and tested at no cost to the applicant or customer. Engineering Services and Management Personnel are targeted and recruited for specific engagements. We usually advertise for professionals who possess specialized education, training or work experience. Engineering Services recruiting efforts also rely upon industry contacts, personal networks and referrals from existing and former Engineering Services personnel.

      To promote loyalty and improve retention among our employees and to differentiate ourselves from competing staffing firms, we offer a comprehensive benefits package after only ninety days of employment instead of the industry standard of one hundred eighty days. The benefits package includes paid time off, holiday and vacation time, medical coverage, dental, vision, prescription, mental health, life insurance, disability coverage and a 401(k) defined contribution plan. The average length of assignment for employees ranges from six months to five years depending on the client requirements.


ITEM 2.     PROPERTY

      We own no real property. We lease approximately 6,300 square feet in a professional office building in Manalapan, New Jersey as our corporate headquarters. That facility houses all of our centralized corporate functions, including the Executive management team, payroll processing, accounting, human resources and legal departments. Our lease expires on May 31, 2001 and we have begun discussions with the landlord to increase our space at that location. As of September 30, 2000 we leased 31 additional facilities, primarily flexible staffing offices, in 11 states. With the exception of the corporate headquarters, we believe that our facilities are generally adequate for our needs and we do not anticipate any difficulty in replacing such facilities or locating additional facilities, if needed.


ITEM 3.     LEGAL PROCEEDINGS

      We are involved, from time to time, in routine litigation arising in the ordinary course of business. We do not believe that any currently pending litigation will have a material adverse effect on our financial position or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                      PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      On April 11, 2000 our registration statement on Form SB-2 (Commission File No. 333-83255) for our initial public offering (the "IPO") of common stock, $.01 par value, became effective and our shares commenced trading on the Nasdaq SmallCap Market under the symbol "SERV" on April 26, 2000. There were approximately 216 holders of record of Common Stock as of December 26, 2000. This number does not include the number of shareholders whose shares were held in "nominee" or "street name", which we cannot determine until after we have held our first annual meeting. The table below sets forth, for the periods indicated, the high and low sales prices of our Common Stock as reported by the Nasdaq Stock Market.

                                                                   SALES PRICES
                                                                   ------------
      FISCAL YEAR 2000                                           HIGH        LOW
      ----------------                                           ----        ---
         Quarter Ended June 30, 2000 (from April 26, 2000)      $ 9.00    $ 5.875
         Quarter Ended September 30, 2000                         7.00       4.25

      On December 26, 2000, the closing price of our Common Stock as reported by the Nasdaq stock market, was $4.9375 per share. We have never paid dividends on our Common Stock and we intend to retain earnings, if any, to finance future operations and expansion. In addition, our credit agreement restricts the payment of dividends. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and our earnings as well as other factors that the Board of Directors deem relevant.

      On May 5, 2000, we completed the IPO of 1,300,000 shares of common stock at a price of $6.00 per share, realizing net cash proceeds of approximately $6,034,000 after deducting underwriting discounts and offering costs of approximately $780,000 and $986,000, respectively. The use of net proceeds of the offering were as follows:

o     $1,810,000 for acquisitions.
o     $1,225,000 to repay outstanding indebtedness.
o     $964,000 to repay acquisition debt.
o     $583,000 to reduce outstanding trade payables.
o $448,000 to pay indebtedness to attorneys incurred in connection with various litigation.
o     $350,000 to purchase treasury stock.
o     $319,000 for working capital and general corporate purposes.
o     $191,000 to purchase computers and other equipment.
o     $144,000 to pay accrued compensation to officers.

In December 2000, we sold $1,987,400 of 6% Convertible Debentures (the "Debentures") in a private offering to accredited investors conducted under Rule 506 of Regulation D. The Debentures mature in December 2005 and are convertible commencing in April 2001 into a number of shares of Common Stock which is determined by dividing the principal amount by the lesser of (a) 120% of the closing bid price of Common Stock on the trading day immediately preceding the initial issue date of the Debentures or (b) 75% of the average closing bid price of the Common Stock for the five trading days immediately preceding the conversion. Interest on the Debentures is payable, at the option of the Company, in Common Stock. A five-year warrant to acquire 25,000 shares of Common Stock at an exercise price of $7.50 per share was issued to one of the investors in the offering.

Until such time as the Company obtains stockholder approval pursuant to the rules of the Nasdaq Stock Market of the issuance of the full amount of shares issuable upon conversion, the Company may not issue more than 1,145,112 shares of Common Stock upon conversion of the Debentures.

      The Company may prepay the indebtedness represented by the Debentures in an amount equal to 115% of the principal amount if the prepayment occurs within 120 days of the original issue date, 120% of the principal amount if the prepayment occurs after 120 days but before 180 days after the original issue date and 125% of the principal amount thereafter.

      The Company has agreed to register the shares issuable upon conversion of the Debentures for public resale under the Securities Act of 1933. If the registration statement is not effective within 120 days of the initial issue date of the Debentures, the Company will be in default under the Debentures and will also be required to pay the holders of the Debentures an amount equal to 2% of the principal amount for each 30 day period thereafter that the registration statement is not effective.

      The Company paid the placement agents for the private offering of the Debentures aggregate commissions of $134,568 and agreed to issue to the placement agents five year warrants to acquire 75,000 shares of Common Stock at an exercise price of $7.50 per share and 5 year warrants to acquire 50,000 shares of Common Stock at a per share exercise price equal to the greater of $5.00 or the average closing bid price of the Common Stock for the 5 trading days preceding the original issue date of the Debentures.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect", "estimate", "anticipate", "believe", "intend", and similar expressions are intended to identify forward-looking statements. Such statements involve assumptions, uncertainties and risks. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our ability to raise additional capital; our ability to achieve and manage growth; our ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into our operations; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to cross-sell our services to existing clients; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; and other factors discussed from time to time in our filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business. The following discussion and analysis should be read in conjunction with the Financial Statements and notes appearing elsewhere in this Annual Report.

INTRODUCTION

We provide a wide range of staffing, engineering and productivity consulting services nationally through a network of offices located throughout the United States. We recognize revenues based on hours worked by assigned personnel. Generally, we bill our customers a pre-negotiated fixed rate per hour for the hours worked by our temporary employees. We are responsible for workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we place. These expenses are included in the cost of revenue. Because we pay our temporary employees only for the hours they actually work, wages for our temporary personnel are a variable cost that increases or decreases in proportion to revenues. Gross profit margin varies depending on the type of services offered. Our Engineering Services division typically generates higher margins while the Staffing Services division typically generates lower margins. In some instances, temporary employees placed by us may decide to accept an offer of permanent employment from the customer and thereby "convert" the temporary position to a permanent position. Fees received from such conversions are included in our revenues. Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.


RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

REVENUES. Revenues increased 38.7% to $41,676,587 for the year ended September 30, 2000 from $30,042,751 for the year ended September 30, 1999. A significant portion of the increase was attributable to the growth of our SMARTSolutions(TM) division where revenues increased 108.1% to $14,443,057 for the year ended September 30, 2000 from $6,938,887 for the year ended September 30, 1999.

GROSS PROFIT. Gross profit increased 55.8% to $10,493,909 for the year ended September 30, 2000 from $6,736,497 for the year ended September 30, 1999. Gross profit as a percentage of revenues increased to 25.2% for the year ended September 30, 2000 from 22.4% for the year ended September 30, 1999. This increase was due to continuing our plan to seek higher gross margin business and the higher margins generated by our SMARTSolutions(TM) and Engineering divisions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses not including depreciation and amortization increased 30.4% to $8,425,288 for the year ended September 30, 2000 from $6,462,631 for the year ended September 30, 1999. Selling, general and administrative expenses as a percentage of revenues decreased to 20.2% for the year ended September 30, 2000 from 21.5% for the year ended September 30, 1999. The increased dollar amount is due to the increase in costs, primarily for personnel, to support the increase in revenues. We believe that we can continue to increase revenues without incurring a proportionate increase in selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 86.5% to $367,129 for the year ended September 30, 2000 from $196,818 for the year ended September 30, 1999. Depreciation and amortization expenses as a percentage of revenues increased to 0.9% for the year ended September 30, 2000 from 0.7% for the year ended September 30, 1999. This increase was primarily due to the amortization of goodwill associated with the acquisition of certain assets of Outsource International, Inc. in June 2000 and the impact of increased capital expenditures.

PROVISION FOR RECOURSE OBLIGATION. Provision for recourse obligation is the estimated amount of uncollectible accounts receivable sold to a factor, which the factor may obligate us to repurchase. This amount decreased 79.4% to $122,500 for the year ended September 30, 2000 from $595,000 for the year ended September 30, 1999. Provision for recourse obligation as a percentage of revenues decreased to 0.3% for the year ended September 30, 2000 from 2.0% for the year ended September 30, 1999. Almost the entire amount for the year ended September 30, 1999 was due to the uncertainty of recoverability of accounts with which we ceased doing business during that same time period.

FINANCE CHARGES. Finance charges decreased 14.4% to $618,134 for the year ended September 30, 2000 from $722,020 for the year ended September 30, 1999. As a percentage of revenues, finance charges decreased to 1.5% for the year ended September 30, 2000 from 2.4% for the year ended September 30, 1999. This decrease was due to improved collections, which reduced the average days outstanding of the accounts receivable sold.

INCOME TAX BENEFIT. Income tax benefit of $340,000 for the year ended September 30, 2000 is the result of the utilization of a portion of the net operating loss carryforwards. As a percentage of revenue, income tax benefit was 0.8%.

NET EARNINGS (LOSS). As a result of the foregoing, we had net earnings of $1,045,910 for the year ended September 30, 2000 compared to a net loss of ($1,527,043) for the year ended September 30, 1999. The net earnings as a percentage of revenues was 2.5% for the year ended September 30, 2000. The net loss for the year ended September 30, 1999 as a percentage of revenues was (5.1%).


LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through private sales of securities, borrowings and sales of accounts receivable to a factor. In addition, on May 5, 2000, we completed our IPO of 1,300,000 shares of common stock at a price of $6.00 per share, realizing net cash proceeds of approximately $6,000,000 after deducting underwriting discounts and offering expenses.

Net cash used in operating activities was $1,624,452 and $994,445 in the year ended September 30, 2000 and 1999, respectively. Approximately $1,200,000 of the net proceeds from the IPO was used to reduce trade and other payables in the year ended September 30, 2000.

Net cash used in investing activities was $1,955,343 and $478,396 in the year ended September 30, 2000 and 1999, respectively. Cash used for acquisitions for the year ended September 30, 2000 and 1999 was $1,053,868 and $194,930, respectively. The balance in both periods was primarily for capital expenditures.

Net cash provided by financing activities was $4,187,445 and $1,645,926 in the year ended September 30, 2000 and 1999, respectively. Net proceeds of the IPO in the year ended September 30, 2000 were $6,034,169, of which $1,225,000 was used to repay notes and loans payable and $350,000 was used to purchase 53,766 shares of our common stock which has been retired. The sources of cash provided by financing activities in the year ended September 30, 1999 were the net proceeds of borrowings and private placements of our common stock and debt.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes; investment in capital equipment; start-up expenses of new offices; expansion of services offered; and costs relating to other transactions such as acquisitions and legal expenses. Temporary employees are paid weekly. Although, through December 12, 2000, we sold substantially all of our accounts receivable to a factor, the factor initially only remitted 90% of the face amount of the accounts receivable purchased. The net balance after the purchase fee and other costs of the factor were remitted to us after the factor receives the customer remittance, which was generally 45 days from the time work was performed by the temporary employees.

In December 2000, we sold $1,987,400 of 6% Convertible Debentures in a private offering. The Debentures mature in December 2005 and are convertible commencing in April 2001 into a number of shares which is determined by dividing the principal amount by the lesser of (a) 120% of the closing bid price of the Common Stock on the trading day immediately preceding the initial issue date of the Debentures or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the conversion.

On December 8, 2000, we entered into a loan and security agreement with a lending institution which replaced our prior factoring arrangement and provides for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. Advances under the credit agreement bear interest at a rate of prime plus one and one-half percent (1 1/2%). The credit agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock. Borrowings under the agreement are collateralized by substantially all of our assets.

We believe that the new credit facility, together with cash reserves, proceeds from the Debenture offering and cash flow from operations will be sufficient to fund our operations and capital expenditure requirements for at least the next twelve months. However, if we were to expand our operations significantly, especially through acquisitions, additional capital may be required. There can be no assurance that we will be able to obtain additional capital at acceptable rates.

SEASONALITY

Our business follows the seasonal trends of our customers business. Historically, Staffing Services has experienced lower revenues in the first calendar quarter with revenues accelerating during the second and third calendar quarters and then staring to slow again during the fourth calendar quarter.

SMARTSolutions(TM) and Engineering Services does not experience the same level of seasonality associated with Staffing Services.


IMPACT OF INFLATION

We believe that since our inception, inflation has not had a significant impact on our results of operations.

ITEM 7.     FINANCIAL STATEMENTS.

      The response to this item is submitted in a separate section of this report commencing on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      No change in accountants or disagreement requiring disclosure pursuant to applicable regulations took place within the reporting period or in any subsequent interim period.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(c) OF THE EXCHANGE ACT.

      The material contained in "Election of Directors" and "The Board of Directors and Officers" of our definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2001 annual meeting of stockholders of the Company is hereby incorporated by reference.


ITEM 10.    EXECUTIVE COMPENSATION.

      The material contained in "Executive Compensation" of our definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2001 annual meeting of stockholders of the Company is hereby incorporated by reference.


ITEM 11.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The material contained in "Securities Ownership of Certain Beneficial Owners", "Election of Directors" and "The Board of Directors and Executive Officers" of our definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2001 annual meeting of stockholders of the Company is hereby incorporated by reference.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

      The material contained in "Certain Relationships and Related Party Transactions" of our definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the 2001 annual meeting of stockholders of the Company is hereby incorporated by reference.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

NUMBER      DESCRIPTION

2.1 Asset Purchase Agreement, dated July 9, 1997, among Stratus Services Group, Inc. and Royalpar Industries, Inc., Ewing Technical Design, Inc., LPL Technical Services, Inc. and Mainstream Engineering Company, Inc., as amended by Amendment No.1 to the Asset Purchase Agreement, dated as of July 29, 1997.(1)

2.2 Asset Purchase Agreement, effective January 1, 1999, by and between Stratus Services Group, Inc. and B&R Employment Inc.(1)

2.3 Asset Purchase Agreement, dated June 16, 2000, by and between Stratus Services Group, Inc. and OutSource International of America, Inc.(5)

2.4 Asset Purchase Agreement, dated October 13, 2000, by and between Stratus Service Group, Inc. and OutSource International of America, Inc.(6)

3.1         Amended and Restated Certificate of Incorporation of the
            Registrant.(1)

3.2         By-Laws of the Registrant.(2)

4.1.1       Specimen Common Stock Certificate of the Registrant.(1)

4.1.2       Form of 6% Convertible Debenture

4.2.1 Warrant for the Purchase of 10,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Alan Zelinsky and Stratus Services Group, Inc., and supplemental letter thereto dated December 2, 1998.(1)

4.2.2 Warrant for the Purchase of 40,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 23, 1998, between David Spearman and Stratus Services Group, Inc.(1)

4.2.3 Warrant for the Purchase of 10,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Sanford Feld and Stratus Services Group, Inc., and supplemental letter thereto dated December 2, 1998.(1)

4.2.4 Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Peter DiPasqua, Jr. and Stratus Services Group, Inc.(1)

4.2.5 Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated December 2, 1998, between Shlomo Appel and Stratus Services Group, Inc.(1)

4.2.6 Form of Underwriter's Warrant Agreement, including form of warrant certificate.(7)

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

10.1.4 Executive Employment Agreement dated April 17, 1998, between Stratus Services Group, Inc. and Mark S. Levine.(1)

10.1.5 Executive Employment Agreement dated May 7, 1998, between Stratus Services Group, Inc. and A. George Komer.(1)

10.1.6 Executive Employment Agreement dated September 1, 1997 between Stratus Services Group, Inc. and Michael A. Maltzman.(1)

10.1.7 Consulting Agreement, dated as of August 11, 1997, between Stratus Services Group, Inc. and Jeffrey J. Raymond.(1)

10.1.8 Non-Competition Agreement, dated June 19, 2000 between Stratus Services Group, Inc. and OutSource International of America, Inc.(5)

10.1.9 Non-Competition Agreement, dated October 27, 2000 between Stratus Services Group, Inc. and OutSource International of America, Inc.(6)

10.1.10 Option to purchase 1,000,000 shares of Stratus Services Group, Inc. Common Stock issued to Joseph J. Raymond.

10.2 Lease, effective June 1, 1998, for offices located at 500 Craig Road, Manalapan, New Jersey 07726.(1)

10.3.1 Sale and Purchase Agreement, dated August 11, 1997, between AGR Financial, LLC and Stratus Services Group, Inc., with supplemental letter thereto dated January 8, 1999.(1)

10.3.2 Loan and Security Agreement, dated December 8, 2000, between Capital Tempfunds, Inc. and Stratus Services Group, Inc.

10.4.1 Promissory Note in the amount of $250,000, dated October 14, 1998, between Stratus Services Group, Inc. and J. Todd Raymond, Esq., Trustee with Powers of Attorney.(1)

10.4.2 Promissory Note and Security Agreement in the amount of $400,000, dated as of June 19, 2000, issued by Stratus Services Group, Inc. to OutSource International of America, Inc.(5)

10.4.3 Promissory Note in the amount of $100,000, dated as of June19, 2000, issued by Stratus Services Group, Inc. to OutSource International of America, Inc.(5)

10.4.4       Promissory Note and Security Agreement in the amount of $75,000, dated as of October 27, 2000, issued by Stratus Services Group, Inc. to OutSource International of America, Inc.(6)

10.5.1 Registration Rights Agreement, dated August, 1997, by and among Stratus Services Group, Inc. and AGR Financial, L.L.C.(1)

10.5.2 Registration Rights Agreement, dated August, 1997, by and among Stratus Services Group, Inc. and Congress Financial Corporation (Western).(1)

10.5.3 Form of Registration Rights Agreement, dated December 4, 2000 by and among Stratus Services Group, Inc. and purchasers of the Stratus Services Group, Inc. 6% Convertible Debenture.

10.6.1 Stock Purchase and Investor Agreement, dated August, 1997, by and between Stratus Services Group, Inc. and Congress Financial Corporation (Western).(1)

10.6.2 Stock Purchase and Investor Agreement, dated August, 1997, by and among Stratus Services Group, Inc. and AGR Financial, L.L.C.(1)

10.6.3 Form of Securities Purchase Agreement, dated December 4, 2000 by and between Stratus Services Group, Inc. and purchasers of the Stratus Services Group, Inc. 6% Convertible Debenture.

10.7.1      1999 Equity Incentive Plan.(1)

10.7.2      2000 Equity Incentive Plan

10.7.3      Form of Option issued under 2000 Equity Incentive Plan

10.8 Debt to Equity Conversion Agreement by and between Stratus Services Group, Inc. and B&R Employment, Inc.(3)

10.8.1 Amendment to Debt to Equity Conversion Agreements by and between Stratus Services Group and B&R Employment, Inc.(2)

10.9 Undertaking Letter from Joseph J. Raymond, Chairman & CEO to the Board of Directors.(4)

27          Financial Data Schedule for the 12 months ended September 30, 2000.

(b)       Reports on Form 8-K

On June 30, 2000 we filed a Form 8-K announcing the purchase of certain assets of the New Jersey and Pennsylvania Tandem Division of Outsource International of America, Inc.

On October 27, 2000 we filed a Form 8-K announcing the purchase of certain assets of the New England Tandem Division of Outsource International of America, Inc.

---------------------------------------------------------------------------
Footnote 1  Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on September 3, 1999.

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

Footnote 5  Incorporated by reference to the Exhibits to the Company's Form
            8-K, as filed with the Securities and Exchange Commission on June 30, 2000

Footnote 6  Incorporated by reference to the Exhibits to the Company's Form
            8-K, as filed with the Securities and Exchange Commission on November 3, 2000

Footnote 7  Incorporated by reference to Exhibit 1.2 filed with Amendment
            No.5 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on February 11, 2000.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                    STRATUS SERVICES GROUP, INC.



                                    By:   /s/ Joseph J. Raymond
                                       ---------------------------------
                                          Joseph J. Raymond
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

                                    Date:  December 29, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signature                     Title                               Date
      ---------                     -----                               ----


/s/ Joseph J. Raymond         Chairman, Chief Executive Officer   December 29, 2000
------------------------      (Principal Executive Officer)
Joseph J. Raymond



/s/ Michael A. Maltzman       Vice President and Chief Financial  December 29, 2000
------------------------      Officer (Principal Financing and
Michael A. Maltzman           Accounting Officer)




/s/ Michael J. Rutkin         Director                            December 29, 2000
------------------------
Michael J. Rutkin



/s/ H. Robert Kingston        Director                            December 29, 2000
------------------------
H. Robert Kingston



/s/ Sanford I. Feld           Director                            December 29, 2000
------------------------
Sanford I. Feld



/s/ Donald W. Feidt           Director                            December 29, 2000
------------------------
Donald W. Feidt


                           STRATUS SERVICES GROUP, INC.
                           INDEX TO FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2000

                                                                   Page(s) No.
Report of Independent Certified Public Accountants .............      F-2
Financial Statements
     Balance Sheet .............................................      F-3
     Statements of Operations ..................................      F-4
     Statements of Cash Flows ..................................      F-5
     Statement of Stockholders' Equity .........................      F-6
     Notes to Financial Statements .............................      F-7 - F-17

                           Independent Auditors' Report



To the Stockholders of
Stratus Services Group, Inc.

We have audited the accompanying balance sheet of Stratus Services Group, Inc. as of September 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratus Services Group, Inc. as of September 30, 2000, and the results of its operations and its cash flows for the two years then ended, in conformity with generally accepted accounting principles.




                                    /s/ AMPER, POLITZINER & MATTIA, P.A.
                                    AMPER, POLITZINER & MATTIA, P.A.

December 14, 2000
Edison, New Jersey

                          STRATUS SERVICES GROUP, INC.
                                  Balance Sheet

                                     Assets


                                                                                             September 30,
                                                                                                 2000
                                                                                                 ----

Current assets
     Cash and cash equivalents                                                            $      1,030,722
     Due from factor - less allowance for recourse
         obligation of $30,000                                                                   1,154,012
     Accounts receivable - less allowance for doubtful
         accounts of $255,000                                                                      852,876
     Unbilled receivables                                                                        1,236,002
     Loans to related parties                                                                       64,500
     Loans receivable                                                                               56,000
     Prepaid insurance                                                                             432,674
     Prepaid expenses and other current assets                                                     278,169
     Deferred taxes                                                                                340,000
                                                                                          ----------------
                                                                                                 5,444,955

Property and equipment, net of accumulated depreciation                                          1,118,625
Goodwill, net of accumulated amortization                                                        3,716,538
Investment in marketable securities                                                                     --
Other assets                                                                                        38,163
                                                                                          ----------------
                                                                                          $     10,318,281
                                                                                          ================

                      Liabilities and Stockholders' Equity
Current liabilities
     Loans payable (current portion)                                                      $         27,012
     Notes payable - acquisition (current portion)                                                 275,000
     Insurance obligation payable                                                                  367,100
     Accounts payable and accrued expenses                                                       1,172,148
     Accrued payroll and taxes                                                                   1,105,363
     Payroll taxes payable                                                                         412,513
                                                                                          ----------------
                                                                                                 3,359,136

Loans payable (net of current portion)                                                             134,700
Notes payable - acquisition (net of current portion)                                                25,000
                                                                                          ----------------
                                                                                                 3,518,836
Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares
         authorized, none issued and outstanding                                                        --
     Common stock, $.01 par value, 25,000,000 shares
        authorized, 5,712,037 shares issued and outstanding                                         57,120
     Additional paid-in capital                                                                 10,554,782
     Deferred compensation                                                                        (67,900)
     Accumulated deficit                                                                       (3,744,557)
                                                                                          ----------------
         Total stockholders' equity                                                              6,799,445
                                                                                          ----------------
                                                                                          $     10,318,281
                                                                                          ================



                 See accompanying notes to financial statements.

                          STRATUS SERVICES GROUP, INC.
                            Statements of Operations
                 For the Years Ended September 30, 2000 and 1999



                                                                                   For the Year Ended
                                                                                     September 30,
                                                                               2000                 1999
                                                                               ----                 ----
Revenues (including $364,000 and $1,696,000 from related parties)        $    41,676,587      $     30,042,751

Cost of revenue (including $326,000 and $1,521,000
     from related parties)                                                    31,182,678            23,306,254

Gross Profit                                                                  10,493,909             6,736,497

Operating expenses
     Selling, general and administrative expenses                              8,792,417             6,659,449
     Provision for recourse obligation                                           122,500               595,000
                                                                               8,914,917             7,254,449

Earnings (loss) from operations                                                1,578,992              (517,952)


Other income (expenses)
     Finance charges                                                           (618,134)              (722,020)
     Interest expense                                                          (300,892)              (309,257)
     Other income                                                                 45,944                22,186
                                                                               (873,082)            (1,009,091)

Earnings (loss) before benefit from income taxes                                 705,910            (1,527,043)

Income tax benefit                                                               340,000                    --

Net earnings (loss)                                                      $     1,045,910      $     (1,527,043)

Net earnings (loss) per common share -
     Basic                                                               $           .21      $           (.40)
     Diluted                                                                         .20                  (.40)


Weighted average shares, outstanding per common share
     Basic                                                                     4,931,914             3,828,530
     Diluted                                                                   5,223,508             3,828,530


                See accompanying notes to financial statements.

                          STRATUS SERVICES GROUP, INC.
                            Statements of Cash Flows
                 For the Years Ended September 30, 2000 and 1999


                                                                                                   For the Years Ended
                                                                                                      September 30,
                                                                                                2000                 1999
                                                                                                ----                 ----
Cash flows from operating activities
  Net earnings (loss)                                                                     $     1,045,910      $     (1,527,043)
  Adjustments to reconcile net earnings (loss)
       to net cash used by operating activities
       Depreciation                                                                               175,419                74,970
       Amortization                                                                               191,710               121,848
       Deferred taxes - benefit                                                                  (340,000)                   --
       Imputed interest                                                                            57,652                25,645
       Accrued interest                                                                            41,522                91,996
       Compensation - stock options                                                                46,800                46,800
  Changes in operating assets and liabilities
       Due to/from factor                                                                      (1,837,936)              465,532
       Accounts receivable                                                                       (978,454)             (702,959)
       Prepaid insurance                                                                         (175,461)              (34,922)
       Prepaid expenses and other current assets                                                 (262,261)              (10,778)
       Other assets                                                                                19,593                 6,582
       Insurance obligation payable                                                               114,214                41,178
       Accrued payroll and taxes                                                                  171,028                64,512
       Payroll taxes payable                                                                      186,281                82,920
       Accounts payable and accrued expenses                                                      (80,469)              259,274
              Total adjustments                                                                (2,670,362)              532,598
                                                                                          $    (1,624,452)      $      (994,445)
Cash flows (used in) investing activities
  Purchase of property and equipment                                                             (780,975)             (283,466)
  Payments for business acquisitions                                                           (1,053,868)             (194,930)
  Loans receivable                                                                               (120,500)                   --
                                                                                               (1,955,343)             (478,396)
Cash flows from financing activities
  Proceeds from initial public offering                                                         6,034,169                    --
  Proceeds from sale of common stock                                                                   --               732,126
  Proceeds from loans payable                                                                   1,125,000             1,388,375
  Payments of loans payable                                                                    (1,457,624)             (370,746)
  Payments of notes payable - acquisitions                                                     (1,164,100)                   --
  Purchase of treasury stock                                                                     (350,000)                   --
  Payments of registration costs                                                                       --              (103,829)
                                                                                                4,187,445             1,645,926
Net change in cash and cash equivalents                                                           607,650               173,085
Cash and cash equivalents - beginning                                                             423,072               249,987
Cash and cash equivalents - ending                                                        $     1,030,722      $        423,072
Supplemental disclosure of cash paid
    Interest                                                                              $       201,718      $        174,175
Schedule of Noncash Investing and Financing Activities
    Fair value of assets acquired                                                         $     1,548,097      $      2,421,903
    Less: cash paid                                                                            (1,048,097)              (57,430)
    Less: common stock and put options issued                                                          --              (520,000)
    Liabilities assumed                                                                   $       500,000      $      1,844,473
    Issuance of common stock in exchange for notes payable                                $     1,000,000      $      1,092,762
    Accrued and imputed interest                                                          $        99,174      $        117,641
    Purchase of property and equipment for notes                                          $       163,836      $             --



                 See accompanying notes to financial statements.

                          STRATUS SERVICES GROUP, INC.
                        Statement of Stockholders' Equity
                 For the Years Ended September 30, 2000 and 1999




                                                                               Common Stock
                                                        Total            Amount           Shares
                                                    ------------     ------------     ------------
Balance - October 1, 1998                           $ (3,356,310)    $     37,198        3,719,734
Net (loss)                                            (1,527,043)              --               --
Compensation expense in connection with stock
    options granted (no tax effect)                       46,800               --               --
Issuance of common stock in connection with
    acquisition                                               --              347           34,667
Issuance of common stock in exchange for
    notes payable                                      1,092,762            2,914          291,403
Proceeds from the private placement of
    common stock (net of costs of $117,874)
    for cash                                             732,126            2,266          226,666
                                                    ------------     ------------     ------------
Balance - September 30, 1999                        $ (3,011,665)    $     42,725        4,272,470
Net earnings                                           1,045,910               --               --
Compensation expense in connection with stock
    options granted (no tax effect)                       46,800               --               --
Issuance of common stock in exchange for
    notes payable                                      1,000,000            1,933          193,333
Proceeds from the Initial Public Offering
    of common stock (net of costs of $1,869,660)       5,930,340           13,000        1,300,000
Transfer from Temporary Equity                         2,138,060               --               --
Purchase and retirement of Treasury Stock               (350,000)            (538)         (53,766)
                                                    ------------     ------------     ------------
Balance - September 30, 2000                        $  6,799,445     $     57,120        5,712,037
                                                    ============     ============     ============

                                                       Additional
                                                         Paid-In         Deferred       Accumulated
                                                         Capital       Compensation       Deficit
                                                    ------------     ------------     ------------
Balance - October 1, 1998                           $     31,416     $   (161,500)    $ (3,263,424)
Net (loss)                                                    --               --       (1,527,043)
Compensation expense in connection with stock
    options granted (no tax effect)                           --           46,800               --
Issuance of common stock in connection with
    acquisition                                             (347)              --               --
Issuance of common stock in exchange for
    notes payable                                      1,089,848               --               --
Proceeds from the private placement of
    common stock (net of costs of $117,874)
    for cash                                             729,860               --               --
                                                    ------------     ------------     ------------
Balance - September 30, 1999                        $  1,850,777     $   (114,700)    $ (4,790,467)
Net earnings                                                  --               --        1,045,910
Compensation expense in connection with stock
    options granted (no tax effect)                           --           46,800               --
Issuance of common stock in exchange for
    notes payable                                        998,067               --               --
Proceeds from the Initial Public Offering
    of common stock (net of costs of $1,869,660)       5,917,340               --               --
Transfer from Temporary Equity                         2,138,060               --               --
Purchase and retirement of Treasury Stock               (349,462)              --               --
                                                    ------------     ------------     ------------
Balance - September 30, 2000                        $ 10,554,782     $    (67,900)    $ (3,744,557)
                                                    ============     ============     ============





                 See accompanying notes to financial statements.

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         OPERATIONS

         Stratus Services Group, Inc. (the "Company") is a national provider of staffing and productivity consulting services. As of December 14, 2000, the Company operated a network of thirty-two offices in eleven states.

         The Company operates as one business segment. The one business segment consists of its traditional staffing services, engineering staffing services, and SMARTSolutions(TM), a structured program to monitor and enhance the production of a client's labor resources. The Company's customers are in various industries and are located throughout the United States. Credit is granted to substantially all customers. No collateral is maintained.

         REVENUE RECOGNITION

         The Company recognizes revenue as the services performed by its workforce. The Company's customers are billed weekly. At balance sheet dates, there are accruals for unbilled receivables and related compensation costs.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the report amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH EQUIVALENTS AND CONCENTRATION OF CASH

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         RECLASSIFICATION

         Certain items in the Statement of Operations for the year ended September 30, 1999 have been reclassified to conform to the year ended September 30, 2000 presentation.

         COMPREHENSIVE INCOME

         Comprehensive income is the total of net income and all other non-owner changes in equity and is not material.

         EARNINGS/LOSS PER SHARE

         The Company utilizes Statement of Financial Accounting Standards No. 128 "Earnings Per Share", (SFAS 128), whereby basic earnings per share ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.

         PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets as follows:

                                                                                                     ESTIMATED
                                                                   METHOD                           USEFUL LIFE
                                                                   ------                           -----------
                      Furniture and fixtures                  Declining balance                       5 years
                      Office equipment                        Declining balance                       5 years
                      Computer equipment                        Straight-line                         5 years
                      Computer software                         Straight-line                         3 years
                      Vans                                      Straight-line                         5 years


                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         GOODWILL

         Goodwill is amortized on a straight-line basis over fifteen years.

         FACTORING

         The Company's factoring agreement (see Note 4) with a financing institution ("factor") has been accounted for as a sale of receivables under Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities". ("SFAS" No. 125)

         FAIR VALUES OF FINANCIAL INSTRUMENTS

         Fair values of cash and cash equivalents, accounts receivable, due from factor, accounts payable and short-term borrowings approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the financial statements.

         STOCK - BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS" 123") allows a company to adopt a fair value based method of accounting for its stock-based compensation plans or continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company accounts for stock-based compensation in accordance with the provisions of APB No. 25, and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         INCOME TAXES

         The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred. The expenses for the years ended September 30, 2000 and 1999 were $185,000 and $133,000, respectively, and is included in selling, general and administrative expenses.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

         NEW ACCOUNTING PRONOUNCEMENTS

         In September 2000, FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities which is a replacement of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The Company does not anticipate that this statement will have a material impact on its financial position and results of operations.

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes their revenue recognition policies do not significantly differ from SAB 101.

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended by SFAS 138, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement does not have a material impact on the Company's financial position and results of operations.

NOTE 2 - INITIAL PUBLIC OFFERING

         On May 5, 2000, the Company completed its initial public offering ("IPO") of 1,300,000 shares of common stock at a price of $6.00 per share, generating net proceeds of approximately $5,930,000 after deducting underwriters discounts and offering costs of approximately $1,870,000.

NOTE 3 - ACQUISITIONS

            TANDEM

            On June 26, 2000, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of eight offices of Tandem, a division of Outsource International, Inc. ("Outsource"). The purchase price was $1,300,000, of which $800,000 was paid in cash at the closing and the remaining $500,000 was represented by two promissory notes. The first note, representing $400,000 is payable in two installments of $200,000 plus accrued interest at 8.5% a year, within 90 days and 180 days after closing. Accordingly, $200,000 was paid in September 2000. The second note, representing $100,000 bears interest at 8.5% a year and is payable in twelve equal monthly installments beginning January 1, 2001.

            The excess of cost paid over net assets acquired resulted in goodwill of $1,562,693, computed as follows:


            Net assets acquired
                 Furniture and equipment                                               $          38,175
                 Accrued holiday and vacation pay                                               (47,000)

            Amounts paid                                                                         (8,825)
                 Cash                                                                            800,000
                 Notes payable                                                                   500,000
                 Finder's fees and other costs                                                   253,868
                                                                                               1,553,868

                 Excess of amounts paid over net assets acquired - goodwill            $       1,562,693


            B&R EMPLOYMENT, INC.

            On January 4, 1999, the Company entered into an asset purchase agreement with B&R Employment, Inc. ("B&R"). The Company purchased certain assets including office equipment, furniture and fixtures, sales and operating records, customer contracts and agreements, vendor lists, and seller's licenses and certificates. The purchase price was $2,400,000, consisting of notes for $1,880,000 and the issuance of 34,667 shares of the Company's common stock. B&R had a put option to sell these shares back to the Company at $15 per share, provided that the Company did not conduct an initial public offering within twenty-four months. As a result of the IPO, $520,000 of "Temporary equity - put options" representing 34,667 shares in connection with the acquisition was transferred to additional paid-in capital. In February 2000, the Company entered into a debt-equity conversion agreement with B&R whereby, B&R agreed to convert, except for $666,000, the amounts due under the notes payable-acquisition, including accrued interest, into shares of the Company's common stock upon the Company's initial public offering of securities. The number of shares to be issued was based on the offering price in the initial public offering. In April 2000, the agreement was amended to provide that B&R would convert $500,000 into shares of the Company's common stock. Accordingly, upon the completion of the IPO, B&R was issued 83,333 shares of the Company's common stock and the notes were paid in full.

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 3 -    ACQUISITIONS - (CONTINUED)

            B&R EMPLOYMENT, INC.

            In connection with this acquisition, the Company entered into an employment and a non-compete agreement for a three-year period with the sole stockholder of B&R. The excess of cost paid over net assets acquired resulted in goodwill of $2,414,903, computed as follows:


            Net assets acquired
                 Office equipment                                                      $           7,000

                 Amounts paid
                     Notes payable (net of $35,527 discount)                                   1,844,473
                     Issuance of common stock and put options                                    520,000
                     Finder's fees                                                                57,430
                                                                                               2,421,903

                 Excess of amounts paid over net assets acquired - goodwill            $       2,414,903


            The above acquisitions have been accounted for as purchases. The results of operations are included in the Company's statements of operations from the effective date of acquisition.

NOTE 4 -    FACTORING AGREEMENT

            The Company has a factoring agreement under which it may sell up to $3,000,000 of qualified trade accounts receivable, with limited recourse provisions. The agreement, which was scheduled to expire August 10, 2000, has been renewed on a month-to-month basis. The Company is required to repurchase or replace any receivable remaining uncollected for more than 90 days. During the years ended September 30, 2000 and 1999, gross proceeds from the sale of receivables was $34,179,692 and $25,227,640, respectively. The provision for recourse obligation includes the estimated recourse obligations on the sale of receivables. As of September 30, 2000, $5,623,817 of the receivables sold to the factor had not been collected.

            On December 12, 2000, the Company terminated its agreement with the factor and repurchased all accounts receivable from the factor with proceeds from a new line of credit (See note 18).

NOTE 5 -    PROPERTY AND EQUIPMENT

            Furniture and fixtures              $         206,307
            Office equipment                               72,729
            Computer equipment                            810,226
            Computer software                             113,500
            Vans                                          208,570
                                                        1,411,332

            Accumulated depreciation                     (292,707)
            Net property and equipment          $       1,118,625

NOTE 6 -    GOODWILL

            Goodwill                            $       4,030,096
            Less:   accumulated amortization             (313,558)
                                                $       3,716,538

NOTE 7 -    LOANS PAYABLE

            a.  RELATED PARTIES

                During the years ended September 30, 2000 and 1999, various stockholders advanced funds to the Company for working capital. These loans bore interest at the rate of 12% per year and were payable upon demand. Interest expense on these loans for the years ended September 30, 2000 and 1999 was $15,000 and $43,544, respectively. All outstanding loans were repaid from proceeds of the IPO.

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOANS PAYABLE - (CONTINUED)

            a.  RELATED PARTIES

                In August 1999, the Chief Executive Officer of the Company and his son agreed to exchange, effective June 30, 1999, $440,000 of notes payable by the Company to them, plus accrued interest of $52,762 for 131,403 shares of the Company's common stock. The stock was valued at $3.75 per share, which represents fair value based on the latest stock transactions and no gain or loss was recorded on the transaction.

            b.  OTHER

                Loans payable is comprised of the following:

                      (i) $75,847 comprised of three notes bearing interest at approximately 10% a year, payable $1,637 per month for sixty months beginning September 2000. These notes are secured by vans with a book value of $79,905 at September 30, 2000.


                     (ii) $85,865 representing an unsecured note bearing interest at 9.25% a year, payable $1,816 a month for sixty months beginning September 2000.

            The above loans are due as follows:

                 For the Year Ending
                    September 30,
                        2001                            $          27,012
                        2002                                       29,727
                        2003                                       32,730
                        2004                                       36,027
                        2005                                       36,216
                                                        $         161,712

            Other loans aggregating $600,000 were settled by the issuance of 160,000 shares of the Company's common stock at $3.75 per share during the year ended September 30, 1999. Others loans during the year ended September 30, 2000, aggregating $100,000, $200,000 and $200,000 were settled by the issuance of 26,667 shares at $3.75 per share and 50,000 shares at $4.00 per share and 33,333 shares at $6.00 per share, respectively.

NOTE 8 -    RELATED PARTY TRANSACTIONS

            CONSULTING AGREEMENT

            The son of the Chief Executive Officer of the Company provides consulting services to the Company. Consulting expense was $156,000 and $107,000 for the years ended September 30, 2000 and 1999, respectively. As at September 30, 2000, $64,500 of advances were made to a company controlled by this related party.

            The Company has paid consulting fees to an entity whose stockholder is another son of the Chief Executive Officer of the Company. Consulting fees amounted to $9,000 and $23,000 for the years ended September 30, 2000 and 1999, respectively.

            REVENUES

            The Company provided payroll services to an entity whose Chief Executive Officer is the son of the Chief Executive Officer of the Company. Revenues related thereto for the years ended September 30, 2000 and 1999, were $364,000 and $1,392,000, respectively. In August 1999, $663,000 of accounts receivable from this related party was converted into a note of $1,017,000. The difference was attributable to interest, which has not been accrued by the Company since all of the receivable had previously been reserved for as a doubtful account. All of the doubtful accounts receivable arose prior to the entity becoming a related party. The accounts receivable were generated through December 1998 and the entity became a related party in March 1999. In September 1999, the Company had agreed to accept 500,000 shares of the related party's common stock as full payment for the note. Although the shares of the related party's common stock are publicly traded, the 500,000 shares held by the Company were

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 -    RELATED PARTY TRANSACTIONS - CONTINUED

            REVENUES

            restricted at the time of issuance. Accordingly, the investment was valued at $-0-. The shares are no longer restricted at September 30, 2000 and although the market price of unrestricted common shares of the related party at September 30, 2000 was $.84 per common share, the Company believes that the investment should still be valued at $-0-. As of December 14, 2000, the market price of those shares was $.04 per share. A realized gain will be recognized in the statement of operations upon the sale or exchange of these freely traded shares.

            The Company also provided payroll services to a non-public entity whose common stock is owned 50% by the Chief Executive Officer of the Company. For the years ended September 30, 2000 and 1999, revenues were $-0- and $304,000, respectively.

NOTE 9 -    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

            Accounts payable                   $         980,880
            Accrued compensation                          94,457
            Accrued other                                 96,811
                                               $       1,172,148

NOTE 10 -   INCOME TAXES

            Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities follow:


            Current assets and liabilities
                 Allowance for recourse obligation                  $  12,000
                 Allowance for doubtful accounts                      102,000
                 Net operating loss carryforward                      340,000
                 Valuation allowance                                 (114,000)

            Net current deferred tax asset                          $ 340,000

            Non-current assets and liabilities
                 Net operating loss carryforward                    $ 462,000
                 Stock compensation                                    27,000
                 Depreciation                                          (5,000)
                 Valuation allowance                                 (484,000)

            Net non-current deferred tax asset (liability)          $      --

            The change in valuation allowances was a decrease of $560,000 and an increase of $143,000 for the years ended September 30, 2000 and 1999, respectively.


                                                                              For the Years Ended
                                                                                  September 30
                                                                           2000                 1999
                 Income tax benefit is comprised of:
                      Current                                              $         --         $        --
                      Deferred                                                  220,000                  --
                      Change in valuation allowance                            (560,000)                 --
                                                                           $   (340,000)        $        --

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 -   INCOME TAXES - (CONTINUED)

            At September 30, 2000, the Company has available the following federal net operating loss carryforwards for tax purposes:

                      Expiration Date
                        Year Ending
                       September 30,
            ------------------------------------

                           2012                         $         124,000
                           2018                                 1,491,000
                           2019                                   391,000

            The effective tax rate on net earnings (loss) varies from the statutory federal income tax rate for periods ended September 30, 2000 and 1999.

                                                                               2000               1999

            Statutory rate                                                    34.0%             (34.0)%
            State taxes net                                                    6.0               (6.0)
            Other differences, net                                             1.4                1.3
            Valuation allowance                                              (79.4)              38.7
            Benefit from net operating loss carryforwards                    (10.2)                --
                                                                             (48.2)%               --%


NOTE 11 -   COMMITMENTS AND CONTINGENCIES

            OFFICE LEASES

            The Company leases offices and equipment under various leases expiring through 2005. Monthly payments under these leases are $39,000.

            The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of September 30, 2000.

                   For the Years Ending
                       September 30,
            ------------------------------------

                           2001                                         $         444,000
                           2002                                                   326,000
                           2003                                                   219,000
                           2004                                                    99,000
                           2005                                                    18,000


            Rent expense was $356,000 and $342,000 for the years ended September 30, 2000 and 1999, respectively.

            ROYALPAR INDUSTRIES, INC. ("ROYALPAR")

            In connection with the acquisition of certain assets and assumption of certain liabilities of Royalpar in 1997, there was an earn-out provision whereby the Company is obligated to pay to Royalpar creditors or disbursing agents an amount equal to 2% or 3% of the Company's income before taxes over a five-year period ending September 30, 2001. No amounts are currently due under this provision.

            OTHER

            From time to time, the Company is involved in litigation incidental to its business including employment practices claims. There is currently no litigation that management believes will have a material impact on the Company's financial portion.

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 12 -   TEMPORARY EQUITY - COMMON STOCK

            Certain stockholders of the Company may have had a right to pursue claims against the Company as a result of possible technical violations of the laws and regulations governing the private placement and issuance of securities. Accordingly, the Company had recorded the original total proceeds of the sale of the shares to these certain stockholders in the amount of $1,618,060 as temporary equity - common shares in the balance sheet. The Company made a recission offer to stockholders holding approximately 2.8 million shares, pursuant to which the Company offered to repurchase the shares at their original purchase price (plus applicable interest) which ranged from $0.75 to $3.75 per share. As a result of no one accepting the recission offer during the recission period and the expiration, in certain cases, of applicable statutes of limitation, the $1,618,060 of temporary equity - common shares was transferred to additional paid-in capital during the year ended September 30, 2000.

NOTE 13 -   STOCK OPTIONS AND WARRANTS

            The Company has issued stock options to employees with terms of five to ten years. The options may be granted for 987,205 shares.

            In addition, the Company has issued to the Chief Executive Officer of the Company, options to acquire 1,000,000 shares at $6.00 per share. These options have a ten-year term and are exercisable at the earlier of five years or when the Company achieves earnings of $1.00 per share in a fiscal year. These options will be forfeited if the Chief Executive Officer leaves the employment of the Company.

            Pro forma information regarding net income and earnings per share is required by the Financial Accounting Standards Board Statement ("FASB No. 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model.

            The Black-Scholes method option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

            The following weighted-average assumptions were used:


                                                                     September 30,
                                                             2000                  1999

            Risk- free interest rate                             6%                    5%
            Dividend yield                                       0%                    0%
            Expected life                                 4-7 years               4 years
            Volatility                                          54%                  --


            For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:






                                                                                         For the Years Ended
                                                                                             September 30,
                                                                                      2000                 1999
            Pro forma net earnings (loss)                                      $       507,051      $ (1,583,829)
            Pro forma earnings (loss) per common share -
                 Basic                                                         $           .10      $       (.41)
                 Diluted                                                                   .10              (.41)

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 13 -   STOCK OPTIONS AND WARRANTS - (CONTINUED)

            Compensation expense under APB 25 was $46,800 for each of the years ended September 30, 2000 and 1999. Deferred compensation at September 30, 2000, was $67,900 and is to be amortized over the remaining vesting period.

            A summary of the Company's stock option activity and related information for the years ended September 30 follows:

                                                                                                  Weighted Average
                                                                         Options                   Exercise Price

            Outstanding at September 30, 1998                            534,000              $         2.55
                 Granted                                                      --                          --
                 Canceled                                                     --                          --
                 Exercised                                                    --                          --

            Outstanding at September 30, 1999                            534,000                        2.55
                 Granted                                               1,453,205                        5.91
                 Canceled                                                     --                          --
                 Exercised                                                    --                          --

            Outstanding at September 30, 2000                          1,987,205              $         5.01
            Exercisable at September 30, 2000                            473,536              $         3.45

            The exercise prices range from $1.50 to $6.00 per share.

            In connection with the IPO, the Company has issued 130,000 warrants to its underwriters to purchase shares at $8.70 per share, expiring in 2004. The Company has also issued the following warrants:


                   Number of
                   Warrants                             Price Per Share                          Expiring In

                    66,667                              $        7.50                               2004
                    65,000                                       4.00                               2005
                    10,000                                       5.00                               2005
                    20,000                                       6.00                               2005


            Following is a summary of the status of stock options outstanding at September 30, 2000:


                                          Outstanding Options                                      Exercisable Options
                                                         Weighted
                                                         Average           Weighted                              Weighted
                    Exercise                            Remaining           Average                               Average
                     Price             Number          Contractual         Exercise           Number          Exercise Price
                                                           Life              Price

                 $    1.50              166,667         1.9 years        $     1.50          166,667         $       1.50
                      3.00              360,000         7.3 years              3.00          207,498                 3.00
                      4.50                7,333         7.7 years              4.50            3,666                 4.50
                     5.625              357,500         9.8 years             5.625               --                   --
                      6.00            1,095,705         9.6 years              6.00           95,705                 6.00
                                      1,987,205                                              473,536



            As of September 30, 2000, no stock options or warrants have been exercised. Not included in the above table are options with respect to 400,000 shares, exercisable at $5.625 per share, which were granted in July 2000, subject to shareholder approval. On December 14, 2000, the options were amended to eliminate the requirement for shareholder approval.

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 14 -   MAJOR CUSTOMERS

            The Company had one customer who accounted for 12% of total revenues for the year ended September 30, 2000 and two customers who accounted for 30% of total revenues for the year ended September 30, 1999. Major customers are those who account for more than 10% of total revenues.

NOTE 15 -   RETIREMENT PLANS

            The Company maintains two 401(k) savings plans for its employees. The terms of the plan define qualified participants as those with at least three months of service. Employee contributions are discretionary up to a maximum of 15% of compensation. The Company can match up to 20% of the employees' first 5% contributions. The Company's 401(k) expense for the years ended September 30, 2000 and 1999 was $37,000 and $26,000, respectively.

NOTE 16 -   PRIVATE PLACEMENT

            The Company raised $1,000,000 in gross proceeds through a private placement during the year ended September 30, 1999. Each private placement "unit" was a combination of debt and equity. For each $50,000 unit, the investor received a $50,000 promissory note from the Company and 3,333 shares of the Company's common stock valued at $3.75 per share (see Note 7).

            In August 1999, each private placement participant was offered an additional 10,000 shares of the Company's common stock in exchange for the original debt portion of the unit, thereby exchanging each unit acquired by an investor accepting the offer into 13,333 shares of common stock at $3.75 per share. In connection with this offer, participants representing sixteen units agreed to this offer.

            As each private placement investor representing the remaining $200,000 received both debt (in the form of a promissory note payable by the Company) and equity (in the form of the Company's common stock), a portion of the $200,000 face value of the debt was allocated to equity based on the value of $3.75 per share of common stock. As such, the Company had allocated $133 and $49,867 to common stock and additional paid-in capital, respectively. The remainder of $150,000 was allocated to short-term debt. The difference between the face value and the amount recorded in short-term debt was accrued to interest expense. All private placement debt was paid in full from proceeds of the IPO.

NOTE 17 -   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                    First                Second                Third                 Fourth
                                                   Quarter               Quarter              Quarter               Quarter


      Year ended September 30, 2000:
          Revenues                             $     7,723,887       $     9,201,351      $     8,859,979       $   15,891,370
          Gross profit                               2,113,870             2,273,985            2,352,357            3,753,697
          Net earnings                                 155,936               161,603              177,896              550,475
      Net earnings per common share:
          Basic                                            .04                   .04                  .03                  .10
          Diluted                                          .03                   .04                  .03                  .10

      Year ended September 30, 1999:
          Revenues                                   5,912,643             7,007,582            8,343,592            8,778,934
          Gross profit                               1,262,905             1,441,052            1,933,089            2,099,451
          Net earnings (loss)                        (997,849)             (756,005)               75,049              151,762
      Net earnings per common share:
          Basic                                          (.27)                 (.20)                  .02                  .05
          Diluted                                        (.27)                 (.20)                  .02                  .05

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 18 -   SUBSEQUENT EVENTS

            a. On October 26, 2000, the Board of Directors approved a private placement offering for $1,000,000 to $3,000,000 of 6% convertible debentures ("Debenture"). The Debentures have a maturity date of five years from issuance. Each debenture is convertible into the number of shares of common stock determined by dividing the principal amount of the debenture by the lesser of (a) 120% of the closing bid price of the common stock on the date prior to initial issuance of the debentures or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of the conversion. As of December 14, 2000, $1,922,400 has been received.

            b. On October 27, 2000, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of an additional seven offices of Tandem, a division of Outsource International, Inc. (see Note 3). The initial purchase price for the assets was $125,000, of which $50,000 was paid in cash at the closing and the remaining $75,000 was represented by a promissory note secured by the assets purchased by the Company. The note is payable in twenty-four equal monthly installments of principal and interest at a variable rate of prime plus two percent beginning December 1, 2000. In addition, the Company will be required, for a two-year period to make quarterly payments of thirty percent of the quarterly Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") of the acquired business.

            c. On December 12, 2000, the Company entered into a loan and security agreement with a lending institution whereby the Company can borrow up to 85% of eligible accounts receivable, as defined, not to exceed $12 million. Borrowings under the agreement are collateralized by substantially all of the Company's assets. Approximately $5,100,000 of the initial borrowing under this agreement was used to repurchase accounts receivable from the factor (Note 4).