Form 10KSB/A
period 2000-09-30
STRATUS SERVICES GROUP INC
filed 2001-01-29
CIK 1044391

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1
(Mark One)

  X
----- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year Ended September 30, 2000

------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________

            Commission File No. 001-15789
                                ---------

                          STRATUS SERVICES GROUP, INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Delaware                                 22-3499261
-------------------------------               -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

500 Craig Road, Suite 201
  Manalapan, New Jersey                             07726
---------------------------                   ------------------
  (Address of principal                           (Zip Code)
    executive offices)

      Registrant's telephone number, including area code: (732) 866-0300
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
-------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X    No
                                                      ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended September 30, 2000
were:                                                              $41,676,587

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sale price of such stock as reported by the Nasdaq SmallCap Market, as of December 26, 2000, was $21,186,694, based upon 4,290,976 shares held by non-affiliates.

The number of shares of Common Stock, $.01 par value, outstanding as of December 26, 2000 was 5,712,037.

Transitional Small Business Disclosure Format: Yes      No   X
                                                   ---      ---

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(c) OF THE EXCHANGE ACT.

THE BOARD OF DIRECTORS AND OFFICERS

      The name and age of each the directors and the executive officers of the Company and their respective positions with the Company are set forth below. Additional biographical information concerning each of the nominees and the executive officers follows the table.

               NAME         AGE                      POSITION
               ----         ---                      --------
Joseph J. Raymond            65       Chairman of the Board, President and
                                      Chief Executive Officer
Michael J. Rutkin            49       Director
Harry Robert Kingston        76       Director
Donald W. Feidt              69       Director
Sanford I. Feld              70       Director
Charles A. Sahyoun           49       President, Engineering Division
Michael A. Maltzman          53       Chief Financial Officer and Treasurer
J. Todd Raymond              32       General Counsel and Corporate Secretary



      Set forth below is certain biographical information with respect to the nominees for election to the Board of Directors.

      JOSEPH J. RAYMOND has served as Chairman of the Board and Chief Executive Officer of Stratus since its inception in 1997. Prior thereto, he served as Chairman of the Board, President and Chief Executive Officer of Transworld Home Healthcare, Inc. (NASDAQ:TWHH), a provider of healthcare services and products, from 1992 to 1996. From 1987 through 1997, he served as Chairman of the Board and President of Transworld Nurses, Inc., a provider of nursing and paraprofessional services, which was acquired by Transworld Home Healthcare, Inc. in 1992.

      MICHAEL J. RUTKIN has served as a Director of Stratus since November 1997 and was Chief Operating Officer and President from March 1997 to October 1998. Since November 1998, Mr. Rutkin has served as General Manager/Chief Executive Officer of Battleground Country Club. From 1996 to 1998, Mr. Rutkin served as Vice President of Transworld Management Services, Inc. From February 1993 to October 1996, he served as Chief Operating Officer of HealthCare Imaging Services, Inc. Prior thereto, Mr. Rutkin was the Executive Vice President of Advanced Diagnostic Imaging from February 1987 to February 1993. From March 1981 to September 1984, he served as Director of New Business Development for the United States Pharmaceutical Division of CIBA-Geigy. Mr. Rutkin is the brother-in-law of Joseph J. Raymond.

      HARRY ROBERT KINGSTON has served as a Director of Stratus since November 1997. From 1977 until his retirement in 1989, he served as the President and Chief Executive Officer of MainStream Engineering Company, Inc., an engineering staffing firm located in California . From 1965 to 1968, he served as President and Partner of VIP Engineering Company, a subsidiary of CDI Corporation, a staffing and engineering services business. From 1968 to 1977, Mr. Kingston served as Vice President for CDI Corporation.

      DONALD W. FEIDT has served as a Director of Stratus since November 1997. From 1987 to December 1998, Mr. Feidt was a Managing Partner of Resource Management Associates, an information technology consulting company. Since December 1998, Mr. Feidt has served as a Vice President to the Chief Executive Officer of Skila Inc., a global web-based business intelligence platform company providing services to the medical industry.

      SANFORD I. FELD has served as a Director of the Company since November 1997. Mr. Feld is currently president of Leafland Associates, Inc., an advisor to Feld Investment and Realty Management, a real estate development and management company. He also serves as Chairman of Flavor and Food Ingredients, a private savory and flavor company. From 1973 to 1979, he served as Director of the Chelsea National Bank of New York City.

      CHARLES A. SAHYOUN has served as President of Stratus' Engineering Services Division since December 1997. From September 1988 to December 1997, he was employed in various capacities with Day & Zimmerman Utilities Services Group, Inc., an engineering and design services company, including Vice President of Business Development. Mr. Sahyoun is a cousin of Joseph J. Raymond.

      MICHAEL A. MALTZMAN has served as Treasurer and Chief Financial Officer of Stratus since September 1997 when it acquired the assets of Royalpar Industries, Inc. Mr. Maltzman served as a Chief Financial Officer of Royalpar, which filed for protection under United States Bankruptcy Code in 1997, from April 1994 to August 1997. From June 1988 to July 1993, he served as Vice President and Chief Financial Officer of Pomerantz Staffing Services, Inc., a national staffing company. Prior thereto, he was a Partner with Eisner & Lubin, a New York accounting firm. Mr. Maltzman is a Certified Public Accountant.

      J. TODD RAYMOND has served as General Counsel and Secretary of the Company since September 1997. He is the nephew of Joseph J. Raymond. From December 1994 to January 1996, Mr. Raymond was an associate and managing attorney for Pascarella & Oxley, a New Jersey general practice law firm. Prior thereto, Mr. Raymond acted as in-house counsel for Raymond & Perri, an accounting firm. From September 1993 to September 1994, Mr. Raymond was an American Trade Policy Consultant for Sekhar-Tunku Imran Holdings Sdn Berhad, a Malaysian multi-national firm.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

      Based solely on the Company's review of the copies of such forms it has received, the Company believes that all of its executive officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to events or transactions during fiscal 2000, except that the Forms 3 required to be filed in May 2000 by each of Joseph J. Raymond, Charles Sahyoun, Michael A. Maltzman, Mark Levine, A. George Komer, J. Todd Raymond, H. Robert Kingston, Sanford I. Feld, Donald W. Feidt, Michael J. Rutkin and Joan J. Raymond following the completion of the Company's initial public offering were filed late. In addition, each of Joseph J. Raymond, Charles Sahyoun, Michael A. Maltzman, J. Todd Raymond, Sanford I. Feld and Donald W. Feidt are late in filing the Forms 5 which were due for filing in November 2000.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table provides certain summary information regarding compensation paid by the Company during the fiscal years ended September 30, 1998, 1999 and 2000 to the Chief Executive Officer of the Company and to each of the Company's other four most highly paid executive officers (together with the Chief Executive Officer, the "Named Executive Officers"):

                                                         Annual Compensation
                                        ----------------------------------------------------
                                                                                                                Long Term
                                                                                                               Compensation
                                                                                                                  Awards
                                                                                                          ---------------------

                                                                                                             Number of Shares
                                                                                                             Underlying Stock
    Name and Principal Position            Fiscal Year        Salary(s)              Bonus($)                  Options(#)
-----------------------------------      --------------     ------------         --------------           ---------------------
Joseph J. Raymond                             2000             $127,885           $   25,900                     1,102,115
Chairman and Chief Executive Officer          1999               53,846                   --                            --
                                              1998               45,308               10,000                            --

Michael A. Maltzman                           2000             $155,039           $   21,975                       102,115
Treasurer and Chief Financial Officer         1999              145,550                7,500                            --
                                              1998              133,704                7,500                            --

Charles Sahyoun                               2000             $160,962           $   54,400                       102,115
President, Engineering Services Division      1999              159,284                   --                            --
                                              1998              107,284               35,000                        83,333

Mark S. Levine                                2000             $165,000           $       --                         1,855
Former Chief Marketing Officer (1)            1999              165,000                   --                            --
                                              1998               66,635               50,000                        83,333

A. George Komer                               2000             $165,000           $       --                         1,855
Former President, Staffing                    1999              165,000                   --                            --
Services Division (1)                         1998               63,462               50,000                        83,333

----------

(1)   The employment of this officer terminated in October 2000.

      DIRECTORS' COMPENSATION

      Directors who are employees of the Company are not compensated for serving on the Board of Directors. Non-employee directors are paid a fee of $1,000 per Board of Directors or committee meeting attended in person and $500 for telephonic attendance.

      EMPLOYMENT AGREEMENTS

      In September 1997, the Company entered into an employment agreement (the "Raymond Agreement") with Joseph J. Raymond, Chairman and Chief Executive Officer, which had an initial term that expired in September 2000. The Raymond Agreement has been extended through September, 2002. Pursuant to the Raymond Agreement and subsequent amendments, Mr. Raymond is entitled to a minimum annual base salary of $175,000 which is reviewed periodically and subject to such increases as the Board of Directors, in its sole discretion, may determine. During the term of the Raymond Agreement, if Stratus is profitable, Mr. Raymond is entitled to a bonus/profit sharing award equal to .4% of Stratus' gross margin, but not in excess of 100% of his base salary. If Stratus is not profitable, he is entitled to a $10,000 bonus. Mr. Raymond is eligible for all benefits made available to senior executive employees, and is entitled to the use of an automobile.

      In the event Stratus terminates Mr. Raymond without "Good Cause", Mr. Raymond will be entitled to severance compensation equal to 2.9 times his base salary then in effect plus any accrued and unpaid bonuses and unreimbursed expenses. As defined in the Raymond Agreement "Good Cause" shall exist only if Mr. Raymond:

      o willfully or repeatedly fails in any material respect to perform his obligations under the Raymond Agreement, subject to certain opportunities to cure such failure;

      o is convicted of a crime which constitutes a felony or misdemeanor or has entered a plea of guilty or no contest with respect to a felony or misdemeanor during his term of employment;

      o     has committed any act which constitutes fraud or gross negligence;

      o is determined by the Board of Directors to be dependent upon alcohol or drugs; or

      o breaches confidentiality or non-competition provisions of the Raymond Agreement.

      Mr. Raymond is also entitled to severance compensation in the event that he terminates the Raymond Agreement for "Good Reason" which includes:

      o the assignment to him or any duties inconsistent in any material respect with his position or any action which results in a significant diminution in his position, authority, duties or responsibilities;

      o a reduction in his base salary unless his base salary is, at the time of the reduction, in excess of $200,000 and the percentage reduction does not exceed the percentage reduction of gross sales of Stratus over the prior twelve month period;

      o Stratus requires Mr. Raymond to be based at any location other than within 50 miles of Stratus' current executive office location; and

      o a Change in Control of Stratus, which includes the acquisition by any person or persons acting as a group of beneficial ownership of more than 20% of the outstanding voting stock of Stratus, mergers or consolidations of Stratus which result in the holders of Stratus' voting stock immediately before the transaction holding less than 80% of the voting stock of the surviving or resulting corporation, the sale of all or substantially all of the assets of Stratus, and certain changes in the Stratus Board of Directors.

      In the event that the aggregate amount of compensation payable to Mr. Raymond would constitute an "excess parachute payment" under the Internal Revenue Code of 1986, as amended (the "Code"), then the amount payable to Mr. Raymond will be reduced so as not to constitute an "excess parachute payment." All severance payments are payable within 60 days after the termination of employment.

      Mr. Raymond has agreed that during the term of the Raymond Agreement and for a period of one year following the termination of his employment, he will not engage in or have any financial interest in any business enterprise in competition with Stratus that operates anywhere within a radius of 25 miles of any offices maintained by the Company as of the date of the termination of employment.

      The Company entered into employment agreements with each of the other four
(4) officers named in the Executive Compensation table set forth above . The agreements with Mr. Levine and Mr. Komer, which were terminated in October 2000, provided for a signing bonus of $50,000, annual base salaries of $165,000 and profit sharing awards based upon a percentage of the gross margin of the accounts under their responsibility. The agreements with Mr. Sahyoun and Mr. Maltzman provide for base salaries of $165,000 and $146,000, respectively. The agreement with Mr. Sahyoun entitles him to a profit sharing award equal to 10% of the Engineering Services Division's pre-tax income, but not in excess of his base salary. Mr. Maltzman is entitled to profit sharing awards based upon the Company's overall profitability. Each of these agreements is terminable by any party at any time without cause. However, in the event that either of these agreements are terminated by the Company without cause or by the executive with good reason, the executive will be entitled to a severance payment equal to the greater of one month's salary for each year worked or three months salary. In addition, the Company will pay the executive any earned but unused vacation time and any accrued but unpaid profit sharing. The Company is also required to maintain insurance and benefits for a terminated executive during the severance period.

      OPTION GRANTS

      Shown below is further information with respect to grants of stock options in fiscal 2000 to the Named Officers by the Company which are reflected in the Summary Compensation Table set forth under the caption "Executive Compensation."



                                               Individual Grants
                     -------------------------------------------------------------------------
                                                                                                   Potential Realizable Value at
                           Number of                                                                Assumed Annual Rates of Stock
                          Securities      Percent of Total                                       Price Appreciation for Option Term
                          Underlying      Options Granted                                        ----------------------------------
                        Options Granted   to Employees in   Exercise or Base
      Name                 (#)(1)          Fiscal Year       Price ($/Sh)      Expiration Date          5%              10%($)
--------------------    -------------    ----------------  -----------------  ----------------   --------------   -----------------
Joseph J. Raymond....    1,000,000 (1)       54.8%            $  6.00             4/5/10                $3,770,000    $9,560,000
                             2,115 (2)       (3)                 6.60             6/27/10                    2,237         6,478
                           100,000 (2)        5.4                5.625            7/21/10                  353/500        20,219


Michael A. Maltzman..        2,115 (2)       (3)                 6.00             6/27/10                    7,974        20,219
                           100,000 (2)        5.4                5.625            7/21/10                  353,500       895,500


Charles Sahyoun......        2,115 (2)       (3)                 6.00             6/27/10                    7,974        20,219
                           100,000 (2)        5.4                5.625            7/21/10                  353,500       895,500


Mark S. Levine.......        1,855 (2)       (3)                 6.00             6/27/10                    6,993        17,733


A. George Komer......        1,855 (2)       (3)                 6.00             6/27/10                    6,993        17,733

------------------------

(1) These options become exercisable only after the Company achieves earnings of $1.00 per share in a fiscal year.
(2) These options are exercisable cumulatively in four (4) equal annual installments commencing on the first anniversary of the date of grant.
(3) Less than one percent (1%).


      OPTION EXERCISES AND FISCAL YEAR-END VALUES

      Shown below is information with respect to options exercised by the Named Executive Officers during fiscal 2000 and the value of unexercised options to purchase the Company's Common Stock held by the Named Executive Officers at September 30, 2000.

                                                            NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED              IN-THE-MONEY
                                                          OPTIONS HELD AT FY-END (#)        OPTIONS AT FY-END ($)(1)
                                                          --------------------------     ---------------------------
                       SHARES
                      ACQUIRED
                         ON              VALUE
       NAME           EXERCISE(#)      REALIZED($)     EXERCISABLE    UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
       ----           -----------      -----------     -----------    -------------      -----------   -------------
Joseph J. Raymond....         --             --            166,667      1,102,115         $ 645,835         $-
George Komer ........         --             --             41,666         43,552            98,956          98,959
Mark Levine .........         --             --             41,666         43,552            98,956          98,959
Charles Sahyoun .....         --             --             41,666        143,782            98,956          98,959
Michael A. Maltzman..         --             --             62,500        122,948           148,438          49,478


      No options were exercised by the Named Executive Officers during the fiscal year ended September 30, 2000.

---------------

(1) Represents market value of shares covered by in-the-money options on September 30, 2000. The closing price of the Common Stock on such date was $5.375. Options are in-the-money if the market value of shares covered thereby is greater than the option exercise price.

ITEM 11.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information, as of January 15, 2001 with respect to the beneficial ownership (as defined in Rule 13d-3) of the Company's Common Stock by each director and nominee for director, each of the Named Executive Officers (as defined in the section captioned "Executive Compensation") who is currently an officer of the Company and by all directors and executive officers as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares.

                                                                  Amount and         Percent
                                                                   Nature of            of
Name of Beneficial Owner                                      Beneficial Ownership    Class
------------------------                                      --------------------    -----
Joseph J. Raymond.........................................         627,321(1)         16.6%
Joan J. Raymond...........................................         510,361(2)          8.8
Charles A. Sahyoun........................................         246,666(3)          5.1
Michael J. Rutkin.........................................         213,075(4)          4.1
Michael A. Maltzman.......................................         111,283(5)          2.6
Mark Levine...............................................          68,521(9)         (7)
Sanford I. Feld...........................................          51,167(6)         (7)
H. Robert Kingston........................................          43,333(8)         (7)
A. George Komer...........................................          43,521(9)         (7)
Donald W. Feidt...........................................          30,000(8)         (7)
All Directors and Executive Officers as
  a Group (9 persons)(1)(3)(4)(5)(7),(8), (9)and (10).....       2,006,257            34.5%

---------------

(1) Includes 168,782 shares subject to options to purchase that are currently exercisable or may become exercisable within 60 days of January 15, 2001. Excludes 1,100,000 shares subject to options that are not vested or exercisable within 60 days of January 15, 2001.

(2) Includes 250,000 shares held by the children of Joan Raymond living in her household.

(3) Includes 41,666 shares subject to currently exercisable stock options. Excludes 143,782 shares subject to options that are not vested or exercisable within 60 days of January 15, 2001.

(4) Includes 30,000 shares held by the children of Michael Rutkin living in his household and 10,000 shares held by his wife.

(5) Includes 64,615 shares subject to currently exercisable stock options. Excludes 120,833 shares subject to options that are not vested or exercisable within 60 days of January 15, 2001.

(6) Includes 49,167 shares subject to currently exercisable stock options and warrants.

(7) Shares beneficially owned do not exceed 1% of the Company's outstanding Common Stock.

(8)   Includes 10,000 shares subject to current exercisable options.

(9) Includes 43,521 shares subject to currently exercisable stock options. Excludes 41,667 shares subject to options that are not vested or exercisable within 60 days of January 15, 2001.

(10) Includes 61,009 shares that are beneficially owned by J. Todd Raymond, the Company's General Counsel and Corporate Secretary, including 28,781 shares subject to currently exercisable options.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

      Jeffrey J. Raymond, the son of the Company's Chairman and Chief Executive Officer, serves as a consultant to the Company pursuant to an agreement which requires him to supervise the collection of certain accounts receivable, to use his best efforts to maintain relationships with certain clients and to assist in due diligence investigations of acquisitions of other companies. The agreement requires the Company to pay Jeffrey J. Raymond consulting fees of $2,200 per week. Total consulting fees paid to Jeffrey Raymond were $156,000 in fiscal 2000. As of January 15, 2001, Jeffrey J. Raymond's wife, Joan Raymond, and his children collectively owned approximately 8.8% of the Company's outstanding Common Stock.

      During fiscal 2000, the Company paid consulting fees of $9,000 to RVR Consulting, Inc., a corporation of which Joseph J. Raymond, Jr., the son of Joseph J. Raymond, the Company's Chairman and Chief Executive Officer, is an officer and 50% shareholder. Joseph J. Raymond, Jr. became the Chief Executive Officer of Complete Wellness, Inc. in March 1999. The Company provides staffing services to Complete Wellness, Inc. Revenues for services rendered to Complete Wellness were $364,000 in fiscal 2000. On September 29, 2000 Joseph J. Raymond, Jr. resigned his position at Complete Wellness. On April 23, 2000 the Company ceased servicing Complete Wellness.

      In November and December 1998, the Company borrowed $50,000 from Sanford
I. Feld, a director of Stratus. This loan was represented by a promissory note which bore interest at the rate of 1.5% per month and was originally due in July 1999. In consideration for making the loan, the Company issued Mr. Feld warrants to acquire 32,500 shares of the Company's Common Stock. The warrants have a five-year term. The loan made by Mr. Feld was repaid in May 2000.

      In October 1998, the Company borrowed $250,000 from the estate of Irene Lynch. J. Todd Raymond, General Counsel and Secretary, is the grandson of Irene Lynch and the trustee of the Irene Lynch estate. This loan was represented by a promissory note bearing interest at the rate of 2% per month that was due on April 14, 1999. In consideration for making the loan, the Company issued 26,666 shares of its Common Stock to the estate. The loan was repaid in May 2000.

      All prior and ongoing material transactions with related parties have been reviewed and/or ratified by a majority of the Company's independent, disinterested directors. The Company anticipates that from time to time it will enter into additional transactions with related parties. However, all future material transactions with related parties will be entered into on terms that are no less favorable than those that can be obtained from unaffiliated third parties. At all times, the Company's directors have access to the Company's counsel to discuss Company related issues.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     STRATUS SERVICES GROUP, INC.


                                 By: /s/ Joseph J. Raymond
                                     --------------------------------
                                     Joseph J. Raymond
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer