Form 10-Q
period 2000-12-31
STRATUS SERVICES GROUP INC
filed 2001-02-14
CIK 1044391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from __________ to __________

                  Commission file number 001-15789

                          STRATUS SERVICES GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                      22-3499261
--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            500 CRAIG ROAD, SUITE 201, MANALAPAN, NEW JERSEY   07726
--------------------------------------------------------------------------------
                (Address of principal executive offices)     (Zip Code)

                                 (732) 866-0300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (1) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of February 13, 2001, 5,811,619 shares of the Registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          STRATUS SERVICES GROUP, INC.
                            Condensed Balance Sheets

                                     Assets

                                                             December 31,    September 30,
                                                                 2000            2000
                                                             ------------    ------------
Current assets                                               (Unaudited)
     Cash and cash equivalents                               $    993,914    $  1,030,722
     Due from factor - less allowance for recourse
         obligation of $ -0- and $30,000                             --         1,154,012
     Accounts receivable - less allowance for doubtful
         accounts of $335,000 and $225,000                     11,586,515         852,876
     Unbilled receivables                                       1,137,385       1,236,002
     Loans to related parties                                      64,500          64,500
     Loans receivable                                             161,000          56,000
     Prepaid insurance                                            125,364         432,674
     Prepaid expenses and other current assets                    332,210         278,169
     Deferred taxes                                               428,000         340,000
                                                             ------------    ------------
                                                               14,828,888       5,444,955

Property and equipment, net of accumulated depreciation         1,298,488       1,118,625
Goodwill, net of accumulated amortization                       4,496,656       3,716,538
Deferred financing costs, net of accumulated amortization         444,849            --
Other assets                                                       55,010          38,163
                                                             ------------    ------------
                                                             $ 21,123,891    $ 10,318,281
                                                             ============    ============

                      Liabilities and Stockholders' Equity
Current liabilities
     Loans payable (current portion)                         $     27,662    $     27,012
     Notes payable - acquisition (current portion)                160,425         275,000
     Line of credit                                             8,607,083            --
     Insurance obligation payable                                 145,194         367,100
     Accounts payable and accrued expenses                      1,191,509       1,172,148
     Accrued payroll and taxes                                  1,124,509       1,105,363
     Payroll taxes payable                                        443,849         412,513
                                                             ------------    ------------
                                                               11,700,231       3,359,136

Loans payable (net of current portion)                            127,530         134,700
Notes payable - acquisition (net of current portion)                 --            25,000
Convertible debt                                                1,436,724            --
                                                             ------------    ------------
                                                               13,264,485       3,518,836
Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued and outstanding                      --              --
     Common stock, $.01 par value, 25,000,000 shares
        authorized 5,708,704 and 5,712,037 shares
        issued and outstanding                                     57,087          57,120
     Additional paid-in capital                                11,289,577      10,554,782
     Deferred compensation                                        (56,200)        (67,900)
     Accumulated deficit                                       (3,431,058)     (3,744,557)
                                                             ------------    ------------
         Total stockholders' equity                             7,859,406       6,799,445
                                                             ------------    ------------
                                                             $ 23,123,891    $ 10,318,281
                                                             ============    ============

                  See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended
                                                                December 31,
                                                            2000            1999
                                                        ------------    ------------
Revenues (including $ -0- and $194,000
  from related parties)                                 $ 18,660,417    $  7,723,887

Cost of revenue (including $ -0- and
  $172,000 from related parties)                          14,361,842       5,610,017

                                                        ------------    ------------
Gross Profit                                               4,298,575       2,113,870

Selling, general and administrative expenses               3,781,335       1,682,544
                                                        ------------    ------------

Earnings from operations                                     517,240         431,326
                                                        ------------    ------------

Other income (expenses)
  Finance charges                                           (100,934)       (173,115)
  Interest and financing costs                              (198,498)       (104,172)
  Other income                                                 7,691           1,897
                                                        ------------    ------------
                                                            (291,741)       (275,390)
                                                        ------------    ------------

Earnings before benefit from income taxes                    225,499         155,936

Income tax benefit                                            88,000            --
                                                        ------------    ------------

Net earnings                                            $    313,499    $    155,936
                                                        ============    ============

Net earnings per common share -
  Basic                                                 $        .05    $        .04
  Diluted                                               $        .05             .03

Weighted average shares, outstanding per common share
  Basic                                                    5,709,936       4,308,131
  Diluted                                                  6,112,727       4,492,024

                  See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                    Three Months Ended
                                                          December 31, 2000  December 31, 1999
                                                          -----------------  -----------------
Cash flows from operating activities
  Net earnings                                               $   313,499       $   155,936
                                                             -----------       -----------
  Adjustments to reconcile net earnings
       to net cash used by operating activities
      Depreciation                                                81,314            29,319
      Amortization                                                75,599            41,124
      Deferred financing costs amortization                       10,879              --
      Deferred taxes - benefit                                   (88,000)             --
      Imputed interest                                           122,211            18,253
      Accrued interest                                              --              28,275
      Compensation - stock options                                11,700            11,700

  Changes in operating assets and liabilities
      Due from factor/Accounts receivable                     (4,339,585)       (1,025,351)
      Prepaid insurance                                          307,310           170,877
      Prepaid expenses and other current assets                  (54,041)          (52,684)
      Other assets                                               (16,847)            6,113
      Insurance obligation payable                              (221,906)         (150,044)
      Accrued payroll and taxes                                   19,146          (430,345)
      Payroll taxes payable                                       31,336            51,290
      Accounts payable and accrued expenses                     (155,639)          165,695
                                                             -----------       -----------
              Total adjustments                               (4,216,523)       (1,135,778)
                                                             -----------       -----------
                                                             $(3,903,024)      $  (979,842)
                                                             ===========       ===========
Cash flows (used in) investing activities
  Purchase of property and equipment                            (229,527)          (73,326)
  Payments for business acquisitions                            (637,367)             --
  Loans receivable                                              (105,000)             --
                                                             -----------       -----------
                                                                (971,894)          (73,326)
                                                             -----------       -----------
Cash flows from financing activities
  Proceeds from loans payable                                       --             750,000
  Payments of loans payable                                       (6,520)          (52,000)
  Payments of notes payable - acquisitions                      (214,575)             --
  Net proceeds from line of credit                             3,350,342              --
  Net proceeds from convertible debt                           1,723,988              --
  Purchase of treasury stock                                     (15,125)             --
  Payments of registration costs                                    --             (56,712)
                                                             -----------       -----------
                                                               4,838,110           641,288
                                                             -----------       -----------

Net change in cash and cash equivalents                          (36,808)         (411,880)

Cash and cash equivalents - beginning                          1,030,722           423,072
                                                             -----------       -----------

Cash and cash equivalents - ending                           $   993,914       $    11,192
                                                             ===========       ===========
Supplemental disclosure of cash paid
    Interest                                                 $    57,037       $    29,294
Schedule of Noncash Investing and Financing Activities
    Fair value of assets acquired                            $   887,367       $      --
    Less: cash paid                                             (637,367)             --
                                                             -----------       -----------
    Liabilities assumed                                      $   250,000       $      --
                                                             ===========       ===========
    Issuance of common stock in exchange for notes payable   $ 1,000,000           300,000
                                                             ===========       ===========
    Accrued and imputed interest                             $   122,211       $    46,528
                                                             ===========       ===========

                  See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB/A.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain items in the condensed statement of operations for the three months ended December 31, 1999 have been reclassified to conform to the three months ended December 31, 2000 presentation.

NOTE 2 - EARNINGS/LOSS PER SHARE

Basic "Earnings Per Share" ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. Dilutive shares were 402,791 and 183,893 for the three months ended December 31, 2000 and 1999, respectively.

NOTE 3 - ACQUISITION

On October 27, 2000, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of seven offices of Tandem, a division of Outsource International, Inc. The initial purchase price for the assets was $125,000; of which $50,000 was paid in cash at the closing and the remaining $75,000 was represented by a promissory note secured by the assets purchased by the Company. The note was payable in twenty-four equal monthly installments of principal and interest at a variable rate of prime plus two percent beginning December 1, 2000. In January 2001, the Company exercised an option to repay the outstanding balance of the note plus $175,000 in lieu of an earnout payment of thirty percent of the Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") of the acquired business for a two year period.

The excess of cost paid over net assets acquired resulted in goodwill of $855,718, computed as follows:

Net assets acquired
    Furniture and equipment                                           $  31,650
    Accrued holiday and vacation pay                                    (21,758)
                                                                      ---------
                                                                          9,892
    Amounts paid
           Cash                                                          50,000
           Note payable                                                  75,000
           Earnout payable                                              175,000
           Finder's fees and other costs                                565,610
                                                                      ---------
                                                                        865,610
                                                                      ---------

    Excess of amounts paid over net assets acquired - goodwill        $ 855,718
                                                                      =========

NOTE 4 - FACTORING AGREEMENT

The Company had a factoring agreement under which it was able to sell qualified trade accounts receivable, with limited recourse provisions. The Company was required to repurchase or replace any receivable remaining uncollected for more than 90 days.

On December 12, 2000, the Company terminated its agreement with the factor. As part of the termination agreement, the Company repurchased all accounts receivable from the factor with proceeds from a new line of credit (see
Note 5).

NOTE 5 - LINE OF CREDIT

On December 12, 2000, the Company entered into a loan and security agreement with a lending institution whereby the Company can borrow up to 85% of eligible accounts receivable, as defined, not to exceed $12 million. Borrowings under the agreement bear interest at 1 1/2% above the prime rate and are collateralized by substantially all of the Company's assets. Approximately $5,100,000 of the initial borrowing under this agreement was used to repurchase accounts receivable from the factor (see Note 4).

NOTE 6 - CONVERTIBLE DEBT

On December 4, 2000, the Company issued $1,987,400 of convertible debt, comprised of 6% convertible debentures ("Debentures"). The Debentures have a maturity date of five years from issuance. Each debenture is convertible after 120 days from issuance into the number of shares of common stock determined by dividing the principal amount of the debenture by the lesser of (a) $4.65 or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of conversion.

In accordance with generally accepted accounting principles, the discount arising from the 75% beneficial conversion feature, amounting to $662,000, is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the earliest time at which the debt becomes convertible.

NOTE 7 - INCOME TAXES

There was no provision for income taxes for the three months ended December 31, 1999, because the Company has net operating loss carryforwards with a corresponding valuation allowance against them. The income tax benefit for the three months ended December 31, 2000, is the result of a decrease in the valuation allowance.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect", "estimate", "anticipate", "believe", "intend", and similar expressions are intended to identify forward-looking statements. Such statements involve assumptions, uncertainties and risks. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our ability to raise additional capital; our ability to achieve and manage growth; our ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into our operations; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to cross-sell our services to existing clients; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; and other factors discussed from time to time in our filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business. The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and notes appearing elsewhere in this report.

INTRODUCTION

We provide a wide range of staffing, engineering and productivity consulting services nationally through a network of offices located throughout the United States. We recognize revenues based on hours worked by assigned personnel. Generally, we bill our customers a pre-negotiated, fixed rate per hour for the hours worked by our temporary employees. We are responsible for workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we place. These expenses are included in the cost of revenue. Because we pay our temporary employees only for the hours they actually work, wages for our temporary personnel are a variable cost that increases or decreases in proportion to revenues. Gross profit margin varies depending on the type of services offered. Our Engineering Services division typically generates higher margins while Staffing Services division typically generates lower margins. In some instances, temporary employees placed by us may decide to accept an offer of permanent employment from the customer and thereby "convert" the temporary position to a permanent position. Fees received from such conversions are included in our revenues. Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES. Revenues increased 141.6% to $18,660,417 for the three months ended December 31, 2000 from $7,723,887 for the three months ended December 31, 1999. Revenues increased primarily as a result of acquisitions and the growth of our SMARTSolutions(TM) division.

GROSS PROFIT. Gross profit increased 103.4% to $4,298,575 for the three months ended December 31, 2000 from $2,113,870 for the three months ended December 31, 1999. Gross profit as a percentage of revenues decreased to 23.0% for the three months ended December 31, 2000 from 27.4% for the three months ended December 31, 1999. This decrease was due to a decrease in the gross profit percentage being generated by our Engineering Division and lower gross profit percentages realized by the acquired businesses as compared to our historical gross profit percentages.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, not including depreciation and amortization, increased 124.8% to $3,624,422 for the three months ended December 31, 2000 from $1,612,101 for the three months ended December 31, 1999. Selling, general and administrative expenses, not including depreciation and amortization, as a percentage of revenues decreased to 19.4% for the three months ended December 31, 2000 from 20.9% for the three months ended December 31, 1999. The increase in the amount is attributable to implementation costs associated with new and future SMARTSolutions(TM) accounts and increased payroll in anticipation of future growth and acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 122.8% to $156,913 for the three months ended December 31, 2000 from $70,443 for the three months ended December 31, 1999. Depreciation as a percentage of revenues decreased to 0.8% for the three months ended December 31, 2000 from 0.9% for the three months ended December 31, 1999. The increased dollar amount was primarily due to the amortization of goodwill associated with the acquisitions in June 2000 and October 2000, and the impact of increased capital expenditures.

FINANCE CHARGES. Finance charges were the amounts charged under an agreement with a factor, which was terminated on December 12, 2000. Finance charges decreased 41.7% to $100,934 for the three months ended December 31, 2000 from $173,115 for the three months ended December 31, 1999. As a percentage of revenues, finance charges decreased to 0.5% for the three months ended December 31, 2000, from 2.2% for the three months ended December 31, 1999. This decrease was due to the agreement being terminated December 12, 2000 and a decrease in the percentage of accounts receivable sold to the factor during the three months ended December 31, 2000 compared to the three months ended December 31, 1999.

INTEREST AND FINANCING COSTS. Interest and financing costs increased 90.5% to $198,498 for the three months ended December 31, 2000 from $104,172 for the three months ended December 31, 1999. Included in the amount for the three months ended December 31, 2000 is $122,211, which is the portion of the discount on the beneficial conversion feature of convertible debt issued on December 4, 2000.

INCOME TAX BENEFIT. Income tax benefit of $88,000 for the three months ended December 31, 2000 is the result of a change in judgment about the realizability of deferred tax assets. As a percentage of revenue, income tax benefit was 0.5%.

NET EARNINGS. As a result of the foregoing, we had net earnings of $313,499 for the three months ended December 31, 2000 compared to net earnings of $155,936 for the three months ended December 31, 1999. Net earnings as a percentage of revenues was 1.7% for the three months ended December 31, 2000 and 2.0% for the three months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3,903,024 and $979,842 in the three months ended December 31, 2000 and 1999, respectively. A significant portion of the amount in the three months ended December 31, 2000 was a result of our terminating our agreement with a factor on December 12, 2000. Under that agreement, we had sold our accounts receivable to the factor. On December 12, 2000, we obtained a line of credit from a lending institution, which was initially used to repurchase the then outstanding accounts receivable sold to the factor.

Net cash used in investing activities was $971,894 and $73,326 in the three months ended December 31, 2000 and 1999, respectively. Cash used for acquisitions for the three months ended December 31, 2000 was $637,367. The balance in both periods was primarily for capital expenditures.

Net cash provided by financing activities was $4,838,110 and $641,288 in the three months ended December 31, 2000 and 1999, respectively. We had net borrowings of $3,350,342 under the line of credit obtained on December 12, 2000. We also received net proceeds of $1,723,988 from the issuance of convertible debt in the three months ended December 31, 2000. The source of cash provided by financing activities in the three months ended December 31, 1999 was primarily from loans payable.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes; investment in capital equipment; start-up expenses of new offices; expansion of services offered; and costs relating to other transactions such as acquisitions. Temporary employees are paid weekly.

In December 2000, we sold $1,987,400 of 6% convertible debentures in a private offering. The debentures mature in December 2005 and are convertible commencing in April 2001 into a number of shares, which is determined by dividing the principal amount by the lesser of (a) $4.65 or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the conversion.

On December 12, 2000, we entered into a loan and security agreement with a lending institution which replaced our prior factoring arrangement and provides for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. Advances under the credit agreement bear interest at a rate of prime plus one and one-half percent (1 1/2 %). The credit agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock. Borrowings under the agreement are collateralized by substantially all of our assets.

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

SEASONALITY

Our business follows the seasonal trends of our customers business. Historically, Staffing Services has experienced lower revenues in the first calendar quarter with revenues accelerating during the second and third calendar quarters and then starting to slow again during the fourth calendar quarter.

SMARTSolutions(TM) and Engineering Services do not experience the same level of seasonality associated with Staffing Services.

IMPACT OF INFLATION

We believe that since our inception, inflation has not had a significant impact on our results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our Loan and Security Agreement with Capital Tempfunds, Inc. This credit agreement provides for a line of credit up to 85% of eligible accounts receivable, not to exceed $12,000,000. Advances under this credit agreement bear interest at a rate of prime plus one and one-half percent (1 1/2 %).

We believe that our business operations are not exposed to market risk relating to foreign currency exchange risk, commodity price risk or equity price risk.

PART II - OTHER INFORMATION
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

6% DEBENTURES

On December 4, 2000, we conducted a private placement of 6% convertible debentures, which become due December 1, 2005, but may be prepaid in whole or in part at any time upon ten (10) trading days notice. Prepayment may be made in an amount equal to 115% of the aggregate principal amount that we elect to prepay if the prepayment occurs within 120 days of December 4, 2000 (the "Original Issue Date"), in an amount equal to 120% of the aggregate principal amount that we elect to prepay if the prepayment occurs after 120 days but before 181 days after the Original Issue Date and in an amount equal to 125% of the aggregate principal amount that we elect to prepay if the prepayment occurs 181 days or more after the Original Issue Date.

The 6% debentures require us to pay interest to the holders thereof on a quarterly basis at a rate of 6% per annum, in cash or at our election, of common stock. If interest is paid in common stock, then the number of shares issuable on account of such interest will equal the cash amount of the interest divided by the conversion price in effect at the time of conversion. The actual conversion price is the lesser of (i) $4.65 or (ii) 75% of the average closing price of a share of common stock during the five (5) consecutive trading days immediately preceding the applicable conversion date.

Subject to certain limitations on conversion, the 6% debentures are convertible into shares of common stock at the option of the holder, in whole or in part, at any time after the expiration of 120 days from the Original Issue Date. A holder may not convert a 6% debenture or receive shares of common stock as payment of interest in connection with a 6% debenture to the extent such conversion or receipt of such interest payment would result in the holder, together with any affiliate, beneficially owning in excess of 4.999% of the then issued and outstanding shares of common stock (including shares issuable upon conversion of, and payment of interest on the 6% debentures held by such holder). A holder of 6% debentures may waive this restriction.

The rules of the National Association of Securities Dealers, Inc. or NASD provide that stockholder approval must be obtained in connection with a transaction other than a public offering involving the sale or issuance of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the voting power outstanding before the issuance for less than the greater of the book or market value of the stock.

The 6% debentures contain provisions, which would prohibit the issuance of common stock upon the conversion of the 6% debentures in excess of the limit imposed by the NASD rule. The failure to obtain stockholder approval of the full number of shares of common stock, issuable upon conversion of the 6% debentures, could require us to pay cash to a holder of 6% debentures in an amount equal to the aggregate principal amount of the 6% debentures than held by such holder for which a conversion would result in an issuance of common stock in excess of the limit imposed by the NASD rule.

We received net proceeds of approximately $1,724,000 from the offering, which was used to pay outstanding indebtedness and for general working capital purposes. The offering was conducted under Rule 506 under the Securities Act of 1933.

WARRANTS

In connection with the December 2000 private offering of 6% debentures, we granted five (5) year warrants to a single investor and the placement agents in the private offering. The placement agents received five (5) year warrants to acquire 75,000 shares of common stock at an exercise price of $7.50 per share and five (5) year warrants to acquire 50,000 shares of common stock at an exercise price of $5.00. A single investor in the private placement received warrants to purchase 25,000 shares at an exercise price of $7.50 per share.

ITEM 5 - OTHER INFORMATION

In January 2000, we entered into an agreement to sell the business and assets of our Engineering Division to Stratus Engineering, Inc., a corporation formed and owned by Charles Sahyoun, the President of the Engineering Division, and four (4) other employees of the Engineering Division. The closing of the transaction is subject to certain conditions, including the completion of a transaction which would provide the funds necessary to complete the purchase to Stratus Engineering, Inc. No assurance can be given that the transaction will be completed.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)            Exhibits

Number            Description
------            -----------

   2.1 Asset Purchase Agreement dated October 13, 2000, by and between Stratus Services Group, Inc. and Outsource International of America, Inc. (1)

   10.1 Non-Competition Agreement dated October 27, 2000, between Stratus Services Group, Inc. and Outsource International of America, Inc. (1)

   10.2 Promissory Note and Security Agreement in the amount of $75,000, dated as of October 27, 2000, issued by Stratus Services Group, Inc. to Outsource International of America, Inc. (1)

   27             Financial Data Schedule for the 3 months ended December 31,
                  2000.

   (b)            Reports on Form 8-K
                  On November 3, 2000, the Company filed Form 8-K with the Securities and Exchange Commission reflecting the October 27, 2000 purchase of certain assets of the New England Tandem division of Outsource International of America, Inc.


 ................................................................................
Footnote 1        Incorporated by reference to similarly numbered Exhibits filed on Form 8-K (Commission File No. 001-15789) as filed with the
                  Securities and Exchange Commission on November 3, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               STRATUS SERVICES GROUP, INC.


Date: February 13, 2001        By:  /s/ Joseph J. Raymond
                                    --------------------------------------------
                                    Joseph J. Raymond
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer


Date: February 13, 2001        By:  /s/ Michael A. Maltzman
                                    --------------------------------------------
                                    Michael A. Maltzman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
-------

   27             Financial Data Schedule for the 3 months ended December 31,
                  2000