Form 10-Q
period 2001-03-31
STRATUS SERVICES GROUP INC
filed 2001-05-15
CIK 1044391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the
transition period from __________ to

                        Commission file number 001-15789





                          STRATUS SERVICES GROUP, INC.
             (Exact name of Registrant as specified in its charter)


         Delaware                                             22-3499261
(State of other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


             500 Craig Road, Suite 201, Manalapan, New Jersey 07726
                    (Address of principal executive offices)


                                 (732) 866-0300
                           (Issuer's telephone number)



               (Former name, former address and former fiscal year,
                           if changed since last report)



As of May 15, 2001, 5,811,619 shares of the Registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                          STRATUS SERVICES GROUP, INC.
                            Condensed Balance Sheets
                                     Assets

                                                                                     March 31,              September 30,
                                                                                       2001                      2000
                                                                                --------------------      -------------------
Current assets                                                                      (Unaudited)

     Cash and cash equivalents                                                  $        510,238          $      1,030,722
     Due from factor - less allowance for recourse
         obligation of $ -0- and $30,000                                                      --                 1,154,012
     Accounts receivable - less allowance for doubtful
         accounts of $585,000 and $255,000                                             7,954,034                   852,876
     Unbilled receivables                                                              1,206,088                 1,236,002
     Loans to related parties                                                             64,500                    64,500
     Loans receivable                                                                     34,000                    56,000
     Prepaid insurance                                                                   196,583                   432,674
     Prepaid expenses and other current assets                                           346,971                   278,169
     Deferred taxes                                                                           --                   340,000
                                                                                --------------------      -------------------
                                                                                      10,312,414                 5,444,955

Property and equipment, net of accumulated depreciation                                1,383,274                 1,118,625
Goodwill, net of accumulated amortization                                              4,637,259                 3,716,538
Deferred financing costs, net of accumulated amortization                                481,374                        --
Deferred taxes                                                                           428,000                        --
Other assets                                                                              68,273                    38,163
                                                                                --------------------      -------------------
                                                                                $     17,310,594          $     10,318,281
                                                                                ====================      ===================

                              Liabilities and Stockholders' Equity
Current liabilities
     Loans payable (current portion)                                            $        146,395          $         27,012
     Notes payable - acquisitions (current portion)                                      158,261                   275,000
     Line of credit                                                                    6,045,521                        --
     Insurance obligation payable                                                         95,107                   367,100
     Accounts payable and accrued expenses                                             1,800,855                 1,172,148
     Accrued payroll and taxes                                                         1,103,239                 1,105,363
     Payroll taxes payable                                                               583,859                   412,513
                                                                                --------------------      -------------------
                                                                                       9,933,237                 3,359,136

Loans payable (net of current portion)                                                   339,889                   134,700
Notes payable - acquisition (net of current portion)                                          --                    25,000
Convertible debt                                                                       1,964,875                        --
                                                                                --------------------      -------------------
                                                                                      12,238,001                 3,518,836
Commitments and contingencies
Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued and outstanding                                               --                        --
     Common stock, $.01 par value, 25,000,000 shares
        authorized 5,708,704 and 5,712,037 shares
        issued and 5,600,038 and 5,712,037 shares outstanding                             57,087                    57,120
     Additional paid-in capital                                                       11,289,577                10,554,782
     Deferred compensation                                                               (38,365)                  (67,900)
     Accumulated deficit                                                              (5,583,706)               (3,744,557)
     Less treasury stock, at cost                                                       (652,000)                       --
                                                                                --------------------      -------------------
         Total stockholders' equity                                                    5,072,593                 6,799,445
                                                                                --------------------      -------------------
                                                                                $     17,310,594          $     10,318,281
                                                                                ====================      ===================

                      See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended                       Six Months Ended
                                                            March 31,                               March 31,
                                                      2001              2000                2001                2000
                                              ------------------  ------------------  ------------------  ------------------
Revenues (including $-0-, $220,000,
$-0- and $399,000 from related parties)       $    14,545,935     $      9,201,351    $     33,206,352    $     16,925,238

Cost of revenue (including $-0-, $203,000
$-0- and $358,000 from related parties)            11,607,728            6,927,366          25,969,570          12,537,383
                                              ------------------  ------------------  ------------------  ------------------
Gross Profit                                        2,938,207            2,273,985           7,236,782           4,387,855

Selling, general and administrative expenses        4,249,320            1,916,478           8,030,655           3,599,022
                                              ------------------  ------------------  ------------------  ------------------

Earnings (loss) from operations                    (1,311,113)             357,507            (793,873)            788,833
                                              ------------------  ------------------  ------------------  ------------------


Other income (expenses)
  Finance charges                                                         (106,676)           (100,934)           (279,791)
  Interest and financing costs                       (837,015)             (92,515)         (1,035,513)           (196,687)
  Other income (expense)                               (4,520)                3287               3,171               5,184
                                              ------------------  ------------------  ------------------  ------------------
                                                     (841,535)            (195,904)         (1,133,276)           (471,294)
                                              ------------------  ------------------  ------------------  ------------------

Earnings (loss) before income taxes                (2,152,648)             357,507          (1,927,149)             317,539

Income tax benefit                                         --                   --             (88,000)                  --
                                              ------------------  ------------------  ------------------  ------------------

Net earnings (loss)                           $    (2,152,648)    $        161,603    $     (1,839,149)   $         317,539
                                              ==================  ==================  ==================  ==================

Net earnings (loss) per common share -
  Basic                                       $          (.38)    $            .04    $           (.33)   $             .07
  Diluted                                                (.38)                 .04                (.33)                 .07


Weighted average shares, outstanding
per common share
  Basic                                             5,613,319            4,349,137           5,662,158            4,328,522
  Diluted                                           5,613,319            4,543,804           5,737,320            4,517,802


                     See notes to condensed financial statements.
                                        2

                          STRATUS SERVICES GROUP, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                    March 31, 2001            March 31, 2000
                                                                                 ----------------------    ----------------------
Cash flows from operating activities
  Net earnings (loss)                                                            $      (1,839,149)        $         317,539
                                                                                 ----------------------    ----------------------
  Adjustments to reconcile net earnings
       to net cash used by operating activities
      Depreciation                                                                         179,632                    63,504
      Amortization                                                                         162,115                    82,247
      Provision for doubtful accounts                                                      317,000                    30,000
      Deferred financing costs amortization                                                 67,442                        --
      Deferred taxes - benefit                                                             (88,000)                       --
      Imputed interest                                                                     650,362                    37,549
      Accrued interest                                                                      39,832                    55,516
      Compensation - stock options                                                          29,535                    23,400

  Changes in operating assets and liabilities
      Due from factor/Accounts receivable                                               (1,075,807)               (1,243,711)
      Prepaid insurance                                                                    236,091                   194,163
      Prepaid expenses and other current assets                                            (68,802)                  (59,446)
      Other assets                                                                         (30,110)                     (367)
      Insurance obligation payable                                                        (271,993)                 (207,726)
      Accrued payroll and taxes                                                             (2,124)                 (217,739)
      Payroll taxes payable                                                                171,346                    64,807
      Accounts payable and accrued expenses                                                588,875                    91,936
                                                                                 ----------------------    ----------------------
              Total adjustments                                                            905,394                (1,085,867)
                                                                                 ----------------------    ----------------------
                                                                                 $        (933,755)        $        (768,328)
                                                                                 ======================    ======================
Cash flows (used in) investing activities
  Purchase of property and equipment                                                      (401,631)                 (136,799)
  Payments for business acquisitions                                                      (975,486)                       --
  Loans receivable                                                                        (105,000)                       --
                                                                                 ----------------------    ----------------------
                                                                                        (1,482,117)                 (136,799)
                                                                                 ----------------------    ----------------------
Cash flows from financing activities
  Proceeds from loans payable                                                               60,000                 1,125,000
  Payments of loans payable                                                                (27,428)                 (301,000)
  Payments of notes payable - acquisitions                                                (291,739)                       --
  Net proceeds from line of credit                                                         766,816                        --
  Net proceeds from convertible debt                                                     1,652,864                        --
  Purchase of treasury stock                                                              (265,125)                       --
  Payments of registration costs                                                                --                  (165,041)
                                                                                 ----------------------    ----------------------
                                                                                         1,895,388                   658,959
                                                                                 ----------------------    ----------------------

Net change in cash and cash equivalents                                                   (520,484)                 (246,168)
Cash and cash equivalents - beginning                                                    1,030,722                   423,072
                                                                                 ----------------------    ----------------------

Cash and cash equivalents - ending                                               $         510,238         $         176,904
                                                                                 ======================    ======================
Supplemental disclosure of cash paid
    Interest                                                                     $         285,586         $          27,717
                                                                                 ======================    ======================
Schedule of Noncash Investing and Financing Activities
    Fair value of assets acquired                                                $       1,125,486         $              --
    Less: cash paid                                                                        800,486                        --
                                                                                 ----------------------    ----------------------
    Liabilities assumed                                                          $         325,000         $              --
                                                                                 ======================    ======================
    Issuance of common stock in exchange for notes payable                       $               -                   300,000
                                                                                 ======================    ======================
    Purchase of treasury stock in exchange for loans                             $         402,000         $               -
                                                                                 ======================    ======================

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

Certain items in the condensed statement of operations for the three and six months ended March 31, 2000 have been reclassified to conform to the three and six months ended March 31, 2001 presentation.

NOTE 2 - EARNINGS/LOSS PER SHARE

Basic "Earnings Per Share" ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. Dilutive shares were - 0- and 75,162 for the three and six months ended March 31, 2001 and 194, 667 and 189,280 for the three and six months ended March 31, 2000.

NOTE 3 - ACQUISITIONS

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

The excess of cost paid over net assets acquired resulted in goodwill of $855,718, computed as follows:

Net assets acquired
    Furniture and equipment                                     $             31,650
    Accrued holiday and vacation pay                                         (21,758)
                                                                ---------------------
                                                                               9,892
                                                                ---------------------
    Amounts paid
           Cash                                                               50,000
           Note payable                                                       75,000
           Earnout payable                                                   175,000
           Finder's fees and other costs                                     565,610
                                                                ---------------------
                                                                             865,610
                                                                ---------------------
    Excess of amounts paid over net assets acquired - goodwill  $            855,718
                                                                =====================

On January 2, 2001, the Company purchased substantially all of the tangible and intangible assets of Cura Staffing, Inc. and The WorkGroup Professional Services, Inc. The purchase price was $175,000 of which $100,000 was paid in cash at the closing and the remaining $75,000 was represented by a 90-day promissory note for $50,000 and $25,000 payable $5,000 a month beginning after the payment of the 90-day promissory note. The promissory note bears annual interest at 6%.

The excess of cost paid over net assets acquired resulted in goodwill of $227,118, computed as follows:

Net assets acquired
    Furniture and equipment                                                         $             11,000
    Accrued holiday and vacation pay                                                             (12,000)
                                                                                    ---------------------
                                                                                                  (1,000)
                                                                                    ---------------------
    Amounts paid
           Cash                                                                                  100,000
           Note and other payables                                                                75,000
           Finder's fees and other costs                                                          51,118
                                                                                    ---------------------
                                                                                                 226,118
                                                                                    ---------------------

    Excess of amounts paid over net assets acquired - goodwill                      $            227,118
                                                                                    =====================

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

NOTE 7 - INCOME TAXES

There was no provision for income taxes for the three months ended March 31, 2000, because the Company has net operating loss carryforwards with a corresponding valuation allowance against them. The income tax benefit for the six months ended March 31, 2001 is the result of a decrease in the valuation allowance in the three months ended December 31, 2000.

NOTE 8 - SUBSEQUENT EVENT

In April 2001, the Company redeemed $1,187,400 of the outstanding convertible debt (see Note 6). In connection therewith, a loss on extinguishment of debt of approximately $43,000 was realized. The principal source of funds for the redemption was the issuance of $1,401,654 of new convertible debt. The new convertible debt has similar terms as the original issue.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

REVENUES. Revenues increased 58.1% to $14,545,935 for the three months ended March 31, 2001 from $9,201,351 for the three months ended March 31, 2000. Revenues increased primarily as a result of acquisitions.

GROSS PROFIT. Gross profit increased 29.2% to $2,938,207 for the three months ended March 31, 2001 from $2,273,985 for the three months ended March 31, 2000. Gross profit as a percentage of revenues decreased to 20.2% for the three months ended March 31, 2001 from 24.7% for the three months ended March 31, 2000. This decrease was due to lower gross profit percentages realized by the acquired businesses as compared to our historical gross profit percentages.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, not including depreciation and amortization, increased 120.8% to $4,064,487 for the three months ended March 31, 2001 from $1,841,169 for the three months ended March 31, 2000. Selling, general and administrative expenses, not including depreciation and amortization, as a percentage of revenues increased to 27.9% for the three months ended March 31, 2001 from 20.0% for the three months ended March 31, 2000. The increase is primarily attributable to costs associated with the integration of the acquisitions, increase in credit losses, prior years' state income taxes and additional management and other costs in anticipation of future growth and acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 145.4% to $184,833 for the three months ended March 31, 2001 from $75,309 for the three months ended March 31, 2000. Depreciation and amortization as a percentage of revenues increased to 1.3% for the three months ended March 31, 2001 from 0.8% for the three months ended March 31, 2000. The increase was primarily due to the amortization of goodwill associated with the acquisitions in June 2000 and October 2000, and the impact of increased capital expenditures.

FINANCE CHARGES. Finance charges were the amounts charged under an agreement with a factor, which was terminated on December 12, 2000. Accordingly, there were no finance charges for the three months ended March 31, 2001. Finance charges were $106,676 for the three months ended March 31, 2000 or 1.2% of revenues.

INTEREST AND FINANCING COSTS. Interest and financing costs increased to $837,015 for the three months ended March 31, 2001 from $92,515 for the three months ended March 31, 2000. Included in the amount for the three months ended March 31, 2001 is $528,151, which is the portion of the discount on the beneficial conversion feature of convertible debt issued on December 4, 2000. Interest and financing costs, not including the discount on the beneficial conversion feature of convertible debt, as a percentage of revenue increased to 2.1% for the three months ended March 31, 2001 from 1.0% for the three months ended March 31, 2000. The increase was primarily attributable to the line of credit agreement which replaced the agreement with the factor (see "Finance Charges" above) on December 12, 2000.

NET EARNINGS (LOSS). As a result of the foregoing, we had a net loss of ($2,152,648) for the three months ended March 31, 2001 compared to net earnings of $161,603 for the three months ended March 31, 2000.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

REVENUES. Revenues increased 96.2% to $33,206,352 for the six months ended March 31, 2001 from $16,925,238 for the six months ended March 31, 2000. Revenues increased primarily as a result of acquisitions and the growth of our SMARTSolutions(TM) division.

GROSS PROFIT. Gross profit increased 64.9% to $7,236,782 for the six months ended March 31, 2001 from $4,387,855 for the six months ended March 31, 2000. Gross profit as a percentage of revenues decreased to 21.8% for the six months ended March 31, 2001 from 25.9% for the six months ended March 31, 2000. This decrease was due to a decrease in the gross profit percentage being generated by our Engineering Division and lower gross profit percentages realized by the acquired businesses as compared to our historical gross profit percentages.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, not including depreciation and amortization, increased 122.7% to $7,688,908 for the six months ended March 31, 2001 from $3,453,271 for the six months ended March 31, 2000. Selling, general and administrative expenses, not including depreciation and amortization, as a percentage of revenues increased to 23.2% for the six months ended March 31, 2001 from 20.4% for the six months ended March 31, 2000. The increase is primarily attributable to costs associated with the integration of the acquisitions, increase in credit losses and additional management and other costs in anticipation of future growth and acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 134.5% to $341,747 for the six months ended March 31, 2001 from $145,751 for the six months ended March 31, 2000. Depreciation and amortization as a percentage of revenues increased to 1.0% for the six months ended March 31, 2001 from 0.9% for the six months ended March 31, 2000. The increase was primarily due to the amortization of goodwill associated with the acquisitions in June 2000 and October 2000, and the impact of increased capital expenditures.

FINANCE CHARGES. Finance charges were the amounts charged under an agreement with a factor, which was terminated on December 12, 2000. Finance charges decreased 63.9% to $100,934 for the six months ended March 31, 2001 from $279,791 for the six months ended March 31, 2000. As a percentage of revenues, finance charges decreased to 0.3% for the six months ended March 31, 2001, from 1.7% for the six months ended March 31, 2000. This decrease was due to the agreement being terminated December 12, 2000.

INTEREST AND FINANCING COSTS. Interest and financing costs increased to $1,035,513 for the six months ended March 31, 2001 from $196,687 for the six months ended March 31, 2000. Included in the amount for the six months ended March 31, 2001 is $650,362, which is the portion of the discount on the beneficial conversion feature of convertible debt issued on December 4, 2000. Interest and financing costs, not including the discount on the beneficial conversion feature of convertible debt, as a percentage of revenue remained at 1.2% for the six months ended March 31, 2001 and 2000.

INCOME TAX BENEFIT. Income tax benefit of $88,000 for the six months ended March 31, 2001 is the result of a change in judgment about the realizability of deferred tax assets.

NET EARNINGS (LOSS). As a result of the foregoing, we had a net loss of ($1,839,149) for the six months ended March 31, 2001 compared to net earnings of $317,539 for the six months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $933,755 and $768,328 in the six months ended March 31, 2001 and 2000, respectively. The change in operating cash flow was primarily a result of a net increase of $1,091,000 in net
(loss) adjusted by non-cash items, including depreciation, amortization and imputed interest. This change was substantially offset by the change in the working capital component "due from factor/accounts receivable" which resulted from the replacement of our prior factoring agreement with a line of credit and the increase in payroll taxes payable and accounts payable and accrued expenses.

Net cash used in investing activities was $1,482,117 and $136,799 in the six months ended March 31, 2001 and 2000, respectively. Cash used for acquisitions in the six months ended March 31, 2001 was $975,486. The balance in both periods was primarily for capital expenditures.

Net cash provided by financing activities was $1,895,388 and $658,959 in the six months ended March 31, 2001 and 2000, respectively. We had net borrowings of $766,816 under the line of credit obtained on December 12, 2000. We also received net proceeds of $1,652,864 from the issuance of convertible debt in the six months ended March 31, 2001. We used $265,125 to purchase treasury stock in the six months ended March 31, 2001. The source of cash provided by financing activities in the six months ended March 31, 2000 was primarily from loans payable.

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STRATUS SERVICES GROUP, INC.

Date:  May 15, 2001                  By:  /s/ Joseph J. Raymond
                                          -----------------------------------
                                          Joseph J. Raymond
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

Date:  May 15, 2001                  By:  /s/ Michael A. Maltzman
                                          ------------------------------------
                                          Michael A. Maltzman
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)