Form 10-Q
period 2001-06-30
STRATUS SERVICES GROUP INC
filed 2001-08-14
CIK 1044391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 2001
                                                       -------------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from __________ to __________

                        Commission file number          001-15789
                                             -----------------------------------

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

As of August 14, 2001, 7,965,680 shares of the Registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                          STRATUS SERVICES GROUP, INC.
                            Condensed Balance Sheets
                                     Assets

                                                                                     June 30,
                                                                                       2001        September 30, 2000
                                                                                   ------------    ------------------
Current assets                                                                     (Unaudited)
     Cash and cash equivalents                                                     $     83,853       $  1,030,722
     Due from factor - less allowance for recourse
         obligation of $ -0- and $30,000                                                     --          1,154,012
     Accounts receivable - less allowance for doubtful
         accounts of $710,000 and $255,000                                            7,389,550            852,876
     Unbilled receivables                                                             1,435,340          1,236,002
     Loans to related parties                                                            64,500             64,500
     Loans receivable                                                                    17,000             56,000
     Prepaid insurance                                                                1,401,918            432,674
     Prepaid expenses and other current assets                                          171,797            278,169
     Deferred taxes                                                                          --            340,000
                                                                                   ------------       ------------
                                                                                     10,563,958          5,444,955

Property and equipment, net of accumulated depreciation                               1,549,329          1,118,625
Investment - at cost                                                                     61,000                 --
Goodwill, net of accumulated amortization                                             4,552,982          3,716,538
Deferred financing costs, net of accumulated amortization                               507,047                 --
Deferred taxes                                                                          340,000                 --
Other assets                                                                             88,203             38,163
                                                                                   ------------       ------------
                                                                                   $ 17,662,519       $ 10,318,281
                                                                                   ============       ============

                                           Liabilities and Stockholders' Equity

Current liabilities
     Loans payable (current portion)                                               $    326,600       $     27,012
     Notes payable - acquisitions (current portion)                                     129,605            275,000
     Line of credit                                                                   6,143,810                 --
     Insurance obligation payable                                                       728,400            367,100
     Accounts payable and accrued expenses                                            2,665,356          1,172,148
     Accrued payroll and taxes                                                        1,270,523          1,105,363
     Payroll taxes payable                                                              267,780            412,513
                                                                                   ------------       ------------
                                                                                     11,532,074          3,359,136

Loans payable (net of current portion)                                                  318,153            134,700
Notes payable - acquisition (net of current portion)                                         --             25,000
Convertible debt                                                                      1,934,926                 --
                                                                                   ------------       ------------
                                                                                     13,785,153          3,518,836

Temporary equity - put options                                                           69,000                 --
Commitments and contingencies
Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized; Series A, liquidation preference of $3.00 per share; 1,458,933 designated; none
        issued and outstanding                                                               --                 --
     Common stock, $.01 par value, 25,000,000 shares
        authorized; 5,981,765 and 5,712,037 shares
        issued and 5,873,099 and 5,712,037 shares outstanding                            59,818             57,120
     Additional paid-in capital                                                      11,529,292         10,554,782
     Deferred compensation                                                              (20,530)           (67,900)
     Accumulated deficit                                                             (7,108,214)        (3,744,557)
     Less treasury stock, at cost                                                      (652,000)                --
                                                                                   ------------       ------------
         Total stockholders' equity                                                   3,808,366          6,799,445
                                                                                   ------------       ------------
                                                                                   $ 17,662,519       $ 10,318,281
                                                                                   ============       ============

                  See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                     Three Months Ended              Nine Months Ended
                                                                          June 30,                        June 30,
                                                                   2001            2000             2001             2000
                                                               ------------     -----------     ------------     ------------
Revenues (including $-0-, $-0-,
$-0- and $399,000 from related parties)                        $ 14,596,631     $ 8,859,979     $ 47,717,198     $ 25,785,217

Cost of revenue (including $-0-, $-0-
$-0- and $358,000 from related parties)                          11,762,699       6,507,622       37,646,484       19,045,005

                                                               ------------     -----------     ------------     ------------
Gross Profit                                                      2,833,932       2,352,357       10,070,714        6,740,212

Selling, general and administrative expenses                      3,365,385       2,022,530       11,396,040        5,621,552
Other charges                                                       288,912              --          288,912               --
                                                               ------------     -----------     ------------     ------------

Earnings (loss) from operations                                    (820,365)        329,827       (1,614,238)       1,118,660
                                                               ------------     -----------     ------------     ------------

Other income (expenses)
  Finance charges                                                        --         (93,565)        (100,934)        (373,356)
  Interest and financing costs                                     (592,331)        (82,162)      (1,627,844)        (278,849)
  Other income (expense)                                            (23,812)         23,796          (20,641)          28,980
                                                               ------------     -----------     ------------     ------------
                                                                   (616,143)       (151,931)      (1,749,419)        (623,225)
                                                               ------------     -----------     ------------     ------------

Earnings (loss) before income taxes                              (1,436,508)        177,896       (3,363,657)         495,435

Income taxes                                                         88,000              --               --               --
                                                               ------------     -----------     ------------     ------------

Net earnings (loss)                                            $ (1,524,508)    $   177,896     $ (3,363,657)    $    495,435
                                                               ============     ===========     ============     ============

Net earnings (loss) per common share -
  Basic                                                        $       (.26)    $       .03     $       (.59)    $        .11
  Diluted                                                              (.26)            .03             (.59)             .10

Weighted average shares, outstanding per common share share
  Basic                                                           5,700,027       5,345,400        5,674,781        4,666,244
  Diluted                                                         5,700,027       5,670,833        5,724,889        4,900,908

                  See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                  June 30, 2001     June 30, 2000
                                                                  -------------     -------------
Cash flows from operating activities

  Net earnings (loss)                                              $(3,363,657)      $   495,435
                                                                   -----------       -----------
  Adjustments to reconcile net earnings to net cash used
  by operating activities
         Depreciation                                                  286,263           111,984
         Amortization                                                  247,418           125,371
         Provision for doubtful accounts                               459,000            37,500
         Deferred financing costs amortization                         100,650                --
         Loss on extinguishment of convertible debt                     34,756                --
         Imputed interest                                              979,129            57,652
         Accrued interest                                               51,534            41,522
         Compensation - stock options                                   47,370            35,100
  Changes in operating assets and liabilities
         Due from factor/Accounts receivable                          (865,575)       (2,267,683)
         Prepaid insurance                                            (969,244)         (496,700)
         Prepaid expenses and other current assets                     106,372          (260,649)
         Other assets                                                  (50,040)           11,098
         Insurance obligation payable                                  361,300           352,528
         Accrued payroll and taxes                                     165,160           275,476
         Payroll taxes payable                                        (144,733)           65,569
         Accounts payable and accrued expenses                       1,452,233          (742,252)
                                                                   -----------       -----------
              Total adjustments                                      2,261,593        (2,653,484)
                                                                   -----------       -----------
                                                                   $(1,102,064)      $(2,158,049)
                                                                   ===========       ===========
Cash flows (used in) investing activities
  Purchase of property and equipment                                  (674,317)         (458,724)
  Payments for business acquisitions                                  (976,512)       (1,002,408)
  Loans receivable                                                    (105,000)         (230,500)
                                                                   -----------       -----------
                                                                    (1,755,829)       (1,691,632)
                                                                   -----------       -----------
Cash flows from financing activities
  Proceeds from initial public offering                                     --         6,063,479
  Proceeds from loans payable                                          240,000         1,125,000
  Payments of loans payable                                            (48,958)       (2,354,600)
  Proceeds from temporary equity put options                            60,000                --
  Payments of notes payable - acquisitions                            (320,395)               --
  Net proceeds from line of credit                                     865,104                --
  Net proceeds from convertible debt                                 2,682,908                --
  Purchase of treasury stock                                          (265,125)         (250,000)
  Redemption of convertible debt                                    (1,400,510)               --
  Proceeds from issuance of common stock                                98,000                --
                                                                   -----------       -----------
                                                                     1,911,024         4,583,879
                                                                   -----------       -----------
Net change in cash and cash equivalents                               (946,869)          734,198
Cash and cash equivalents - beginning                                1,030,722           423,072
                                                                   -----------       -----------
Cash and cash equivalents - ending                                 $    83,853       $ 1,157,270
                                                                   ===========       ===========
Supplemental disclosure of cash paid
    Interest                                                       $   499,648       $   388,285
Schedule of Noncash Investing and Financing Activities             ===========       ===========
    Fair value of assets acquired                                  $ 1,126,512       $ 1,502,408
    Less: cash paid                                                    976,512        (1,002,408)
                                                                   -----------       -----------
    Liabilities assumed                                            $   150,000       $   500,000
                                                                   -----------       -----------
    Issuance of common stock in exchange for notes payable         $        --       $ 1,000,000
                                                                   ===========       ===========
    Purchase of treasury stock in exchange for loans               $   402,000       $        --
                                                                   ===========       ===========
    Issuance of common stock in exchange for investment            $    61,000                --
                                                                   ===========       ===========
    Issuance of common stock in exchange for convertible debt      $    50,000       $        --
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

Certain items in the condensed statement of operations for the three and nine months ended June 30, 2000 have been reclassified to conform to the three and nine months ended June 30, 2001 presentation.

NOTE 2 - EARNINGS/LOSS PER SHARE

Basic "Earnings Per Share" ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. Dilutive shares were -0- and 50,108 for the three and nine months ended June 30, 2001 and 325,433 and 234,664 for the three and nine months ended June 30, 2000.

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

Net assets acquired
    Furniture and equipment                                           $  31,650
    Accrued holiday and vacation pay                                    (21,758)
                                                                      ---------
                                                                          9,892
                                                                      ---------

    Amounts paid
           Cash                                                          50,000
           Note payable                                                  75,000
           Earnout payable                                              175,000
           Finder's fees and other costs                                565,610
                                                                      ---------
                                                                        865,610
                                                                      ---------
    Excess of amounts paid over net assets acquired - goodwill        $ 855,718
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

The excess of cost paid over net assets acquired resulted in goodwill of $228,144, computed as follows:

Net assets acquired
    Furniture and equipment                                           $  11,000
    Accrued holiday and vacation pay                                    (12,000)
                                                                      ---------
                                                                         (1,000)
                                                                      ---------

    Amounts paid
           Cash                                                         100,000
           Note and other payables                                       75,000
           Finder's fees and other costs                                 52,144
                                                                      ---------
                                                                        227,144
                                                                      ---------
    Excess of amounts paid over net assets acquired - goodwill        $ 228,144
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

NOTE 5 - LINE OF CREDIT

On December 12, 2000, the Company entered into a loan and security agreement with a lending institution whereby the Company can borrow up to 85% of eligible accounts receivable, as defined, not to exceed $12 million. Borrowings under the agreement bear interest at 1 1/2% above the prime rate and are collateralized by substantially all of the Company's assets. Approximately $5,100,000 of the initial borrowing under this agreement was used to repurchase accounts receivable from the factor (see Note 4). The prime rate at June 30, 2001 was 6.75%.

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

In April and May 2001, the Company redeemed $1,212,400 of the outstanding convertible debt plus $188,110 redemption premium for cash and a holder converted $50,000 of convertible debt plus accrued interest of $1,559 into 58,061 shares of the Company's common stock. In connection therewith, a loss on extinguishment of debt of $34,756 was realized and is included in other income (expense). The principal source of funds for the redemption was the issuance of $1,356,002 of new convertible debt. The new convertible debt has similar terms as the original issue. The discount arising from the seventy-five percent (75%) beneficial conversion feature amounted to $452,000.

NOTE 7 - OTHER CHARGES

In the three months ended June 30, 2001, the Company discontinued negotiations to sell the Engineering Division and discontinued efforts to acquire a certain staffing company. In this connection, costs associated with these activities were charged to operations. The Company also charged operations for costs incurred in connection with various financing not obtained. The total charged to operations for the foregoing was $288,912.

NOTE 8 - INCOME TAXES

There was no provision for income taxes for the nine months ended June 30, 2000, because the Company has net operating loss carryforwards with a corresponding valuation allowance against them. The income tax expense for the three months ended June 30, 2001 is the result of an increase in the valuation allowance.

NOTE 9 - SUBSEQUENT EVENTS

a. On June 26, 2001, the Company entered into an agreement to purchase 63,025,000 ordinary shares, representing 26.4% of the outstanding shares of enterpriseAsia.com, a London AIM listed company, from Artisan (UK) plc ("Artisan"). In exchange, the Company agreed to issue to Artisan 850,837 shares of the Company's Series A preferred stock. The Series A preferred stock pays cumulative dividends at $.21 per share per year, payable semi-annually, commencing on December 31, 2001. Beginning on October 1, 2001 the preferred stock shares are convertible at the option of the holder into shares of the Company's common stock on a one-for-one basis. On June 30, 2008, the Company will be required to redeem any shares of Series A preferred stock outstanding at a redemption price of $3.00 per share together with accrued and unpaid dividends, payable, at the Company's option either in cash or in shares of common stock. As of August 13, 2001, the exchange of shares has not yet been consummated.

b. On July 3, 2001, the Company received $900,000 from Artisan.com Limited ("Artisan.com"), a company affiliated with Artisan, in exchange for 900,000 shares of the Company's common stock. The transaction was in accordance with an agreement dated June 26, 2001 between the Company and Artisan.com. The agreement provides that the Company may offer and Artisan.com may buy additional shares of the Company's common stock not exceeding $1,200,000 between August 15, 2001 and December 31, 2001. The price per share is the average market price per share over the five trading days immediately preceding the issuance of the shares.

c. In connection with the transactions with Artisan and Artisan.com, the Company agreed to issue 608,096 shares of its Series A preferred stock and 30,000 shares of its common stock for finders' fees to third parties.

d. On July 5, 2001, the Company redeemed $563,033 of the outstanding convertible debt. The total cash paid was $700,000 which included accrued interest of $24,360 and a redemption premium of $112,607. In connection with the redemption, a loss on extinguishments of debt of approximately $20,000 was realized.

e. On July 27, 2001, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable of eight offices of Source One Personnel, Inc. ("Source One"). The initial purchases price for the assets was $3.4 million, of which $200,000, in cash, and 400,000 shares of Stratus Services Group, Inc. restricted common stock were paid at the closing and the remaining $2.4 million was represented by promissory notes. The first note, representing $600,000, is payable in one installment of $600,000 plus accrued interest at 7% per year, at 180 days after the closing. The second note, representing $1.8 million bears interest at 7% per year and is payable over a four-year period in equal quarterly payments beginning 120 days after the closing.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES. Revenues increased 64.7% to $14,596,631 for the three months ended June 30, 2001 from $8,859,979 for the three months ended June 30, 2000. Revenues increased primarily as a result of acquisitions.

GROSS PROFIT. Gross profit increased 20.5% to $2,833,932 for the three months ended June 30, 2001 from $2,352,357 for the three months ended June 30, 2000. Gross profit as a percentage of revenues decreased to 19.4% for the three months ended June 30, 2001 from 26.6% for the three months ended June 30, 2000. This decrease was due to lower gross profit percentages realized by the acquired businesses as compared to our historical gross profit percentages.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, not including depreciation and amortization, increased 64.3% to $3,173,451 for the three months ended June 30, 2001 from $1,930,927 for the three months ended June 30, 2000. Selling, general and administrative expenses, not including depreciation and amortization, as a percentage of revenues decreased to 21.7% for the three months ended June 30, 2001 from 21.8% for the three months ended June 30, 2000. The increase in the amount is primarily attributable to acquisitions.

OTHER CHARGES. In the three months ended June 30, 2001, we discontinued negotiations to sell our Engineering Division and discontinued our effort to acquire a certain staffing company and we wrote off costs associated with those activities. We also wrote off costs we incurred in connection with various financing not obtained. The total of these costs were $288,912.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 109.5% to $191,934 for the three months ended June 30, 2001 from $91,603 for the three months ended June 30, 2000. Depreciation and amortization as a percentage of revenues increased to 1.3% for the three months ended June 30, 2001 from 1.0% for the three months ended June 30, 2000. The increase was primarily due to the amortization of goodwill associated with the acquisitions in June 2000, October 2000 and January 2001, and the impact of increased capital expenditures.

FINANCE CHARGES. Finance charges were the amounts charged under an agreement with a factor, which was terminated on December 12, 2000. Accordingly, there were no finance charges for the three months ended June 30, 2001. Finance charges were $93,565 for the three months ended June 30, 2000 or 1.1% of revenues.

INTEREST AND FINANCING COSTS. Interest and financing costs increased to $592,331 for the three months ended June 30, 2001 from $82,162 for the three months ended June 30, 2000. Included in the amount for the three months ended June 30, 2001 is $328,767, which is the portion of the discount on the beneficial conversion feature of convertible debt issued on December 4, 2000 and April 4, 2001. Interest and financing costs, not including the discount on the beneficial conversion feature of convertible debt, as a percentage of revenue increased to 1.8% for the three months ended June 30, 2001 from 0.9% for the three months ended June 30, 2000. The increase was primarily attributable to the line of credit agreement which replaced the agreement with the factor (see "Finance Charges" above) on December 12, 2000.

INCOME TAXES. Income tax expense of $88,000 for the three months ended June 30, 2001 is the result of a change in judgment about the realizability of deferred tax assets.

NET EARNINGS (LOSS). As a result of the foregoing, we had a net loss of ($1,524,508) for the three months ended June 30, 2001 compared to net earnings of $177,896 for the three months ended June 30, 2000.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

REVENUES. Revenues increased 85.1% to $47,717,198 for the nine months ended June 30, 2001 from $25,785,217 for the nine months ended June 30, 2000. Revenues increased primarily as a result of acquisitions and the growth of our SMARTSolutions(TM) division.

GROSS PROFIT. Gross profit increased 49.4% to $10,070,714 for the nine months ended June 30, 2001 from $6,740,212 for the nine months ended June 30, 2000. Gross profit as a percentage of revenues decreased to 21.0% for the nine months ended June 30, 2001 from 26.1% for the nine months ended June 30, 2000. This decrease was due to a decrease in the gross profit percentage being generated by our Engineering Division and lower gross profit percentages realized by the acquired businesses as compared to our historical gross profit percentages.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, not including depreciation and amortization, increased 101.7% to $10,862,359 for the nine months ended June 30, 2001 from $5,384,197 for the nine months ended June 30, 2000. Selling, general and administrative expenses, not including depreciation and amortization, as a percentage of revenues increased to 22.8% for the nine months ended June 30, 2001 from 20.9% for the nine months ended June 30, 2000. The increase is primarily attributable to costs associated with the integration of the acquisitions, increase in credit losses and additional management and other costs in anticipation of future growth and acquisitions.

OTHER CHARGES. See three months ended June 30, 2001 compared to three months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 134.1% to $533,681 for the nine months ended June 30, 2001 from $237,355 for the nine months ended June 30, 2000. Depreciation and amortization as a percentage of revenues increased to 1.1% for the nine months ended June 30, 2001 from 0.9% for the nine months ended June 30, 2000. The increase was primarily due to the amortization of goodwill associated with the acquisitions in June 2000, October 2000 and January 2001, and the impact of increased capital expenditures.

FINANCE CHARGES. Finance charges were the amounts charged under an agreement with a factor, which was terminated on December 12, 2000. Finance charges decreased 73.0% to $100,934 for the nine months ended June 30, 2001 from $373,356 for the nine months ended June 30, 2000. As a percentage of revenues, finance charges decreased to 0.2% for the nine months ended June 30, 2001, from 1.4% for the nine months ended June 30, 2000. This decrease was due to the agreement being terminated December 12, 2000.

INTEREST AND FINANCING COSTS. Interest and financing costs increased to $1,627,844 for the nine months ended June 30, 2001 from $278,849 for the nine months ended June 30, 2000. Included in the amount for the nine months ended June 30, 2001 is $979,129, which is the portion of the discount on the beneficial conversion feature of convertible debt issued on December 4, 2000 and April 4, 2001. Interest and financing costs, not including the discount on the beneficial conversion feature of convertible debt, as a percentage of revenue increased to 1.4% for the nine months ended June 30, 2001 from 1.1% for the nine months ended June 30, 2000. The increase was primarily attributable to the line of credit agreement which replaced the agreement with the factor (see "Finance Changes" above) on December 12, 2000.

NET EARNINGS (LOSS). As a result of the foregoing, we had a net loss of ($3,363,657) for the nine months ended June 30, 2001 compared to net earnings of $495,435 for the nine months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had limited liquid resources. Current liabilities were approximately $11.5 million and current assets were approximately $10.5 million. The difference of approximately $1.0 million is a working capital deficit which is primarily the result of the losses we had during the last two quarters. This situation has also made it difficult for us to make timely payments to our vendors.

We believe that our liquidity position is currently manageable, but the working capital deficit will remain until additional capital is raised.

Net cash used in operating activities was $1,102,064 and $2,158,049 in the nine months ended June 30, 2001 and 2000, respectively. The change in operating cash flow was primarily a result of a net increase of $2,062,000 in net (loss) adjusted by non-cash items, including depreciation, amortization and imputed interest. This change was substantially offset by the change in the working capital component "due from factor/accounts receivable" which resulted from the replacement of our prior factoring agreement with a line of credit and the increase in payroll taxes payable and accounts payable and accrued expenses. Approximately $1,200,000 of the net proceeds from the initial public offering
(IPO) in April 2000 was used to reduce trade and other payables in the nine months ended June 30, 2000.

Net cash used in investing activities was $1,755,829 and $1,691,632 in the nine months ended June 30, 2001 and 2000, respectively. Cash used for acquisitions was $976,512 and $1,002,408 in the nine months ended June 30, 2001 and 2000, respectively. The balance in both periods was primarily for capital expenditures.

Net cash provided by financing activities was $1,1911,024 and $4,583,879 in the nine months ended June 30, 2001 and 2000, respectively. We had net borrowings of $865,104 under the line of credit obtained on December 12, 2000. We also received net proceeds less redemptions of $1,282,398 from the issuance of convertible debt and $398,000 from loans and the issuance of common stock in the nine months ended June 30, 2001. We used $265,125 to purchase treasury stock and $320,395 to reduce our notes payable acquisitions in the nine months ended June 30, 2001. Net proceeds of the IPO in the nine months ended June 30, 2000 were $6,063,479, of which $1,125,000 was used to repay notes and loans payable and $250,000 was used to purchase treasury stock.

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

Because we have a working capital deficit, we need to raise additional capital to continue our operations. We are currently seeking sources of capital to eliminate the working capital deficit. There can be no assurance that we will be able to obtain additional capital at acceptable rates. If we cannot raise additional capital, we will seek other alternatives such as the sale of assets.

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

ITEM 2 - CHANGES IN SECURITIES

In June 2001, we agreed to issue 1,458,933 shares of Series A preferred stock to Artisan (UK) plc ("Artisan") in exchange for 1,458,933 ordinary shares of enterpriseASIA.com, a London AIM listed company. Upon issuance, holders of the Series A preferred stock are entitled to cumulative dividends of $.21 per share per annum, payable semi-annually, commencing December 31, 2001. Holders of the Series A preferred stock will vote with the holders of Common Stock as a single class based upon the number of shares of common stock into which the Series A preferred stock is then convertible, and will be entitled to vote as a separate class on certain specified matters. Beginning on October 1, 2001, the Series A preferred shares are convertible at the option of the holder into shares of common stock on a one-for-one basis. Until such time as the Company obtains stockholder approval pursuant to the rules of the Nasdaq Stock Market of the issuance of the full amount of shares issuable upon conversion, the Company may not issue more than 1,221,712 shares upon conversion of the Series A preferred stock. We have agreed to register the shares issuable upon conversion of the Series A preferred stock for public resale under the Securities Act of 1933.

In July 2001, we sold 900,000 shares of common stock to Artisan.com Limited, an affiliate of Artisan, at an aggregate purchase price of $900,000. We have agreed to register these shares for public resale under the Securities Act of 1933. If the registration statement is not effective within 120 days of the issuance of the common stock, the Company will be required to pay Artisan.com Limited of an amount equal to 2% of the purchase price for each month thereafter that the registration is not effective.

In connection with the transactions described above, we have agreed to issue 1,824,288 shares of Series A preferred stock and 30,000 shares of common stock as finders fees to third parties.

Each of the transactions described above was made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Company held its 2001 Annual Meeting of Shareholders (the "Meeting") on May 1, 2001. At the Meeting, shareholders were asked to reelect Joseph J. Raymond as Director, Michael J. Rutkin as Director, Harry Robert Kingston as Director, Donald W. Feidt as Director, and Sanford I. Feld as Director until the 2002 annual meeting. In addition, the shareholders were asked to approve the 2001 Equity Incentive Plan and to approve the issuance to the holders of the Company's 6% Convertible Debentures due December 1, 2005 (the "6% Debentures") of the full number of shares of Common Stock, $.01 par value per share ("Common Stock"), to which such holders are entitled upon conversion of the 6% Debentures.

                                                                                                     Broker
                                        For            Against      Withheld       Abstain         Non-Votes
Joseph J. Raymond                     4,125,636                      44,971
Michael J. Rutkin                     4,125,636                      44,971
Harry Robert Kingston                 4,125,636                      44,971
Donald W. Feidt                       4,125,636                      44,971
Sanford I. Feld                       4,125,636                      44,971

Adoption of the 2001 Equity           2,538,587        103,329                      24,967         1,503,774
Incentive Plan

Approval of the Issuance of
Common Stock Upon Conversion          2,393,480         80,029                     193,324         1,503,774
of 6% Debentures

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Number      Description
------      -----------

2.1 Asset Purchase Agreement, dated July 27, 2001, by and between Stratus Services Group, Inc. and Source One Personnel, Inc. (1)

3           Certificate of Designation, Preferences and Rights of Series A
            Preferred Stock

4.1 Agreement dated as of June 26, 2001 between Stratus Services Group, Inc. and Artisan (UK) plc

4.2 Subscription Agreement dated as of June 26, 2001 between Stratus Services Group, Inc. and Artisan.com Limited

10.1 Non-Competition Agreement, dated July 27, 2001, between Stratus Services Group, Inc. and Source One Personnel, Inc. (1)

10.2 Promissory Note and Security Agreement in the amount of $600,000, dated as of July 27, 2001, issued by Stratus Services Group, Inc. to Source One Personnel Services, Inc. (1)

10.3 Promissory Note and Security Agreement in the amount of $1.8 million, dated as of July 27, 2001, issued by Stratus Services Group, Inc. to Source One Personnel, Inc. (1)

(b)         Reports on Form 8-K

            On August 9, 2001, the Company filed Form 8-K with the Securities and Exchange Commission reflecting the July 27, 2000 purchase of certain assets of Source One Personnel, Inc.

----------
Footnote 1  Incorporated by reference to similarly numbered Exhibits filed on
            Form 8-K (Commission File No. 001-15789) as filed with the Securities and Exchange Commission on August 9, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STRATUS SERVICES GROUP, INC


Date: August 14, 2001                   By: /s/ Joseph J. Raymond
                                           -------------------------------------
                                            Joseph J. Raymond
                                            Chairman of the Board of Directors,
                                            President and Chief Executive
                                            Officer

Date:  August 14, 2001                  By: /s/ Michael A. Maltzman
                                           -------------------------------------
                                            Michael A. Maltzman
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)