Form 10-K
period 2001-09-30
STRATUS SERVICES GROUP INC
filed 2002-01-25
CIK 1044391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                    ---------

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                              For the fiscal year ended  September  30, 2001
                                                         -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                              For the transition period from _______ to ________

                        Commission file number 001-15789
                                               ---------

                          STRATUS SERVICES GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                                                      22-3499261
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

             500 Craig Road, Suite 201, Manalapan, New Jersey 07726
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 866-0300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sale price of such stock as reported by the Nasdaq SmallCap Market, as of January 24, 2002, was $6,616,006, based upon 7,351,118 shares held by non-affiliates.

The number of shares of Common Stock, $.01 par value, outstanding as of January 24, 2002 was 9,637,549.

                                    FORM 10-K
                          STRATUS SERVICES GROUP, INC.
             FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS

                                                                                           PAGE OF REPORT
                                                                                           --------------
PART I
------
ITEM 1.           BUSINESS                                                                        3
ITEM 2.           PROPERTIES                                                                     12
ITEM 3.           LEGAL PROCEEDINGS                                                              12
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            12

PART II
-------
ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                       13
ITEM 6.           SELECTED FINANCIAL DATA                                                        14
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  14
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                      18
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                    18
ITEM 9.           CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE                                         18

PART III
--------
ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTIONS 16(c) OF THE EXCHANGE ACT.                            19
ITEM 11.          EXECUTIVE COMPENSATION                                                         20
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                 23
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                 24

PART IV
-------
ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K                                                                    25

INDEX TO FINANCIAL STATEMENTS                                                                   F-1


THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS RELATE TO FUTURE ECONOMIC PERFORMANCE, PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS AND PROJECTIONS OF REVENUE AND OTHER FINANCIAL ITEMS THAT ARE BASED ON THE BELIEFS OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, OUR MANAGEMENT. THE WORDS "EXPECT", "ESTIMATE", "ANTICIPATE", "BELIEVE", "INTEND", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INVOLVE ASSUMPTIONS, UNCERTAINTIES AND RISKS. IF ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE OR UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL OUTCOMES MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR EXPECTED. AMONG THE KEY FACTORS THAT MAY HAVE A DIRECT BEARING ON OUR EXPECTED OPERATING RESULTS, PERFORMANCE OR FINANCIAL CONDITION ARE ECONOMIC CONDITIONS FACING THE STAFFING INDUSTRY GENERALLY; UNCERTAINTIES RELATED TO THE JOB MARKET AND OUR ABILITY TO ATTRACT QUALIFIED CANDIDATES; UNCERTAINTIES ASSOCIATED WITH OUR BRIEF OPERATING HISTORY; OUR ABILITY TO RAISE ADDITIONAL CAPITAL; OUR ABILITY TO ACHIEVE AND MANAGE GROWTH; OUR ABILITY TO SUCCESSFULLY IDENTIFY SUITABLE ACQUISITION CANDIDATES, COMPLETE ACQUISITIONS OR INTEGRATE THE ACQUIRED BUSINESS INTO OUR OPERATIONS; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; OUR ABILITY TO DEVELOP NEW SERVICES; OUR ABILITY TO CROSS-SELL OUR SERVICES TO EXISTING CLIENTS; OUR ABILITY TO ENHANCE AND EXPAND EXISTING OFFICES; OUR ABILITY TO OPEN NEW OFFICES; GENERAL ECONOMIC CONDITIONS; AND OTHER FACTORS DISCUSSED IN ITEM 1 OF THIS ANNUAL REPORT UNDER THE CAPTION "FACTORS AFFECTING FUTURE OPERATING RESULTS" AND FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FACTORS ARE NOT INTENDED TO REPRESENT A COMPLETE LIST OF ALL RISKS AND UNCERTAINTIES INHERENT IN OUR BUSINESS. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

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

We are functionally divided into three "service lines": Staffing Services, Engineering Services and Information Technology Services. Our Staffing Services Division provides temporary workers for short-term needs, extended-term temporary employees, temporary-to-permanent placements, recruiting, permanent placements, payroll processing, on-site supervising and human resource consulting. Our SMARTSolutions(TM) technology, available through our Staffing Services branch offices, provides a comprehensive, customized staffing program designed to reduce labor and management costs and increase workforce efficiency. Our Engineering Services Division provides a full range of technical engineering services including on-site staff augmentation and in-house project work. Stratus Technology Services ("STS") provides information technology ("IT") staffing solutions to Fortune 1000, middle market and emerging companies. STS offers expertise in a wide variety of technology practices and disciplines ranging from networking professionals to internet development specialists and application programmers. All three service groups seek to act as business partners to our clients rather than merely a vendor. In doing so, they seek to systematically enhance client productivity and positively impact our and our clients' financial results. We are headquartered at 500 Craig Road, Suite 201, Manalapan, New Jersey 07726 and our telephone number is (800) 777-1557.

Between September 1997 and January 2002 we completed nine acquisitions of staffing businesses, representing twenty-nine offices in six states. As of January 24, 2002 we were providing services from thirty-two locations in eight states. We also maintain a presence on the Internet with our website at WWW.STRATUSSERVICES.COM, an informational site designed to give prospective customers and employees additional information regarding our operations.

MATERIAL RECENT EVENTS

On January 24, 2002 the Company entered into an agreement to sell the assets of its Engineering Services Division ("SED") to SEA Consulting Services Corporation. Concurrent with the execution of the agreement the Company transferred 30% interest in SED to Sahyoun, LLC, a company controlled by the President of SED in exchange for a combination of bonuses due the SED management, options owned by the SED management and Company shares owned by the SED management. The agreement provides for a purchase price of $2,200,000 of which the Company will receive 80% ($1,760,000). In addition, the Company will receive additional payments of $250,000 each on June 30, 2002 and December 31, 2002. Closing of the sale is contingent upon shareholder approval and receipt of a fairness opinion by the Company. The pro forma effect of this transaction on the September 30, 2001 balance sheet can be found in the Financial Statements on page F-3.

PRINCIPAL SERVICES & MARKETS

Our business operations are classified as one segment that consists of Staffing Services, Engineering Services and Information Technology Services, each reporting to a Division President who reports directly to the Chief Executive Officer and each with its own target market.

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

     SMARTSOLUTIONS(TM). SMARTSolutions(TM) is a customized staffing program provided through our staffing services offices designed to reduce labor and management costs and increase workforce efficiency. The programs typically require an eight-week implementation process beginning with an operational assessment of the client's tasks and processes conducted by the SMARTSolutions(TM) implementation team. The team compiles and analyzes the data and then presents its recommendations to the client's senior management. Together they establish an implementation timeline with target dates and responsibility checklists. Once the timeline is approved, a workforce-training curriculum or SMARTTraining(TM) Program is developed and implemented by a team of associates headed by the On-site Manager provided by Stratus. Monthly performance is reported to the client through SMARTReports(TM) that track workforce performance, analyze that performance against the pre-determined goals and adjust programs to meet evolving customer needs.

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

     In addition to staff augmentation, we provide a broad range of project support to Fortune 100 companies, government agencies and educational institutions in electrical engineering, instrumentation and controls, mechanical engineering, piping and pipe support analysis, civil, structural and architectural engineering. We have developed an expertise providing services to utilities and cogeneration facility operators and are qualified to provide staffing services to nuclear power plants. Projects typically last six months to one year and may require the services of several specialized professionals.

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

     STRATUS TECHNOLOGY SERVICES, LLC. We provide Information Technology ("IT") services throughout our branch network through our affiliate, Stratus Technology Services, LLC ("STS"). STS was formed in November 2000 as a 50/50 joint venture between us and Fusion Business Services, LLC, a New Jersey based technology project management firm, to consolidate and manage the company-wide technology services business into a single entity focused on establishing market share in the IT market. STS markets its services to client companies seeking staff for project staffing, system maintenance, upgrades, conversions, installations, relocations, etc. STS provides broad-based professionals in such disciplines as finance, pharmaceuticals, manufacturing and media and include such job specifications as Desktop Support Administrators, Server Engineers, Programmers, Mainframe IS Programmers, System Analysts, Software Engineers and Programmer Analysts. In addition, STS, through its roster of professionals, can initiate and manage turnkey IT projects and provide outsourced IT support on a twenty-four hour, seven day per week basis.

BUSINESS STRATEGY

The Company's objective is to become a leading provider of staffing services throughout the United States. Key elements of the Company's business strategy include:

     FOCUS ON SALES WITHIN THE CLERICAL, LIGHT INDUSTRIAL AND LIGHT TECHNICAL SECTOR. The Company focuses on placing support personnel in markets for clerical, light industrial and light technical temporary staffing. The Company believes that these services are the foundation of the temporary staffing industry, will remain so for the foreseeable future and best leverages the assets and expertise of our Company. The Company also believes that employees performing these functions are, and will remain, an integral part of the labor market in local, regional and national economies around the world. The Company believes that it is well-positioned to capitalize on these business segments because of its ability to attract and retain qualified personnel and its knowledge of the staffing needs of customers.

     ENHANCE RECRUITING OF QUALIFIED PERSONNEL. The Company believes that a key component of the Company's success is its ability to recruit and maintain a pool of qualified personnel and regularly place them into desirable positions. The Company uses comprehensive methods to assess, select and, when appropriate, train its temporary employees in order to maintain a pool of qualified personnel to satisfy ongoing customer demand. The Company offers its temporary employees comprehensive benefit, retention and recognition packages, including bonuses, vacation pay, holiday pay and opportunities to participate in the Company's contributory 401(k) plan and is considering a discounted employee stock purchase plan.

     EMPHASIZE BUSINESS CORRIDORS. The Company's strategy is to capitalize on its presence along the I-95 business corridor from New York to Delaware and to build market share by targeting small to mid-sized customers, including divisions of Fortune 500 companies. The Company believes that in many cases, such markets are less competitive and less costly in which to operate than the more central areas of metropolitan markets, where a large number of staffing services companies frequently compete for business and occupancy costs are relatively high. In addition, the Company believes that business corridor markets are more likely to provide the opportunity to sell recurring business that is characterized by relatively higher gross margins. The Company focuses on this type of business while also selectively servicing strategic national and regional contracts.

     MAINTAIN ENTREPRENEURIAL AND DECENTRALIZED OFFICES WITH STRONG CORPORATE SUPPORT. The Company seeks to foster an entrepreneurial environment by operating each office as a separate profit center, by giving managers and staff considerable operational autonomy and financial incentives. The Company has designed programs to encourage a "team" approach in all aspects of sales and recruiting, to improve productivity and to maximize profits. The Company believes that this structure allows it to recruit and retain highly motivated managers who have demonstrated the ability to succeed in a competitive environment. This structure also allows managers and staff to focus on branch operations while relying on corporate headquarters for support in back-office operations, such as risk management programs and unemployment insurance, credit, collections, advice on legal and regulatory matters, quality standards and marketing.

     ENHANCE INFORMATION SYSTEMS. The Company believes its management information systems are instrumental to the success of its operations. The Company's business depends on its ability to store, retrieve, process and manage significant amounts of data. The Company continually evaluates the quality, functionality and performance of its systems in an effort to ensure that these systems meet the operation needs of the Company. During fiscal 2001, the Company completed the implementation and rollout of the Keynote Staffing Business Software System. This AS/400 based system comes complete with a rich automated skill search capability, quality and performance measurement reporting capabilities and user friendly, proactive tools that we believe will improve the level of service our branch offices are capable of delivering.

     In addition, we have fully upgraded both our hardware and software at corporate headquarters. Our AS/400 based system is capable of sustaining the user demand with the exponential growth that we are currently experiencing for the next 2-3 years. We are currently implementing a nationwide area network based upon a reliable, secure, inexpensive, and high performance Frame Relay network that has integrated all of our offices onto one internal network linked through our servers at corporate. Once fully completed, all of our branches will share a common server for critical operating data utilized with the Keynote and other back office software systems, as well as having access to other less critical but, mission essential applications, i.e., real-time e-mail and internet access.

     The Company believes that its investments in information technology will increase management's ability to store, retrieve, process and manage information. As a result, the Company believes it will be able to improve service to its customers and employees by reducing errors and speeding the resolution of inquiries, while more efficiently allocating resources devoted to developing and maintaining the Company's information technology infrastructure.

     CONTROL COSTS THROUGH EMPHASIS ON RISK MANAGEMENT. Workers' compensation and unemployment insurance premiums are significant expenses in the temporary staffing industry. Workers' compensation costs are particularly high in the light industrial sector. Furthermore, there can be significant volatility in these costs. The Company has a dedicated risk management department that has developed risk management programs and loss control strategies that the Company believes will improve management's ability to control these employee-related costs through pre-employment safety training, safety assessment and precautions in the workplace, post-accident procedures and return to work programs. The Company believes that its emphasis on controlling employee-related costs enables branch office managers to price services more competitively and improve profitability.

GROWTH STRATEGY

The Company's current growth strategy focuses evenly on a combination of internal growth and strategic external and complementary acquisitions.

     INTERNAL GROWTH. A significant element of the Company's growth strategy has been, and continues to be, its focus on internal growth. The Company's internal growth strategy consists of the following:

     o INCREASE SALES AND PROFITABILITY AT EXISTING OFFICES. The Company believes that a substantial opportunity exists to increase sales of services and profitability in existing offices. The Company has incentive compensation plans to encourage branch office managers and staff to increase productivity and profits at the branch level while maintaining accountability for costs and collections of accounts receivable. In addition, the Company has maintained its corporate-level branch management function to establish and monitor branch office performance targets and develop programs to support branch operations.

     o EXPAND SMARTSOLUTIONS(TM) AND VENDOR-ON-PREMISE PROGRAMS. The Company has taken advantage of industry trends by continuing to promote its SMARTSolutions(TM) program and "vendor-on-premises" programs. As of January 18, 2002, the Company had four SMARTSolutions(TM) sites and vendor-on-premises programs. Under these programs, the Company assumes administrative responsibility for coordinating all essential staffing services throughout a customer's location, including skills testing and training.

     o PURSUE EXPANSION BY ESTABLISHMENT OF NEW OFFICES. The Company seeks to open new offices primarily in existing markets to benefit from common area management, cross-marketing opportunities and leveraging of administrative expenses. The Company's corporate and operating management jointly develop expansion plans for new offices based upon various criteria, including market demand, availability of qualified personnel, the regulatory environment in the relevant market and whether a new office would complement or broaden the Company's current geographic network.

     PURSUIT OF COMPLEMENTARY AND STRATEGIC ACQUISITIONS. The Company intends to focus on opportunities for growth through acquisitions in existing as well as new markets. The Company made three strategic external acquisitions in fiscal 2001 and is continuously evaluating other potential acquisition opportunities.

     In evaluating potential acquisition candidates, the Company focuses on independent staffing companies with a history of profitable operations, a strong management team, a recognized presence in secondary markets and compatible corporate philosophies and culture. The Company has used, and may continue to use, a team approach by making select corporate officers and outside consultants responsible for identifying prospective acquisitions, performing due diligence, negotiating contacts and subsequently integrating the acquired companies. The integration of newly acquired companies generally involves standardizing each company's accounting and financial procedures with those of the Company. Acquired companies typically are brought under the Company's uniform risk management program and key personnel of acquired companies often become part of field management. Marketing, sales, field operations and personnel programs must be reviewed and, where appropriate, conformed to the practices of the Company's existing operations.

     Between September 1997 and January 2002 we completed nine acquisitions of primarily staffing companies or divisions of staffing companies. These acquisitions included twenty-nine offices located in six states and collectively generated over $60 million in revenue for the twelve months preceding such acquisitions. Pursuant to our acquisition strategy we made the following purchases:

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

     o In January 2001, we acquired certain assets of Cura Staffing Inc. and WorkGroup Professional Services, Inc. sister companies, producing $4.8 million in revenues from offices in Coral Gables and Miami Springs, Florida. This acquisition further expanded our South Florida presence and provided SMARTSolutions(TM) opportunities.

     o In August 2001, we acquired certain assets of the light industrial and clerical businesses of Source One Personnel, Inc., a $15 million Lawrenceville, New Jersey based, closely-held corporation. This acquisition significantly expanded our I-95 corridor coverage in New Jersey and provided inroads into the lucrative Philadelphia suburb market.

     o In January 2002, we acquired the assets of the seven Southern California branches of Provisional Employment Services, Inc. a $23 million (in annual revenues) Orange, California based provider of light industrial and clerical staffing services. This acquisition establishes a strong base in Southern California for regional expansion.

     Due to these acquisitions, as well as new offices we opened, the number of our offices increased from five in five states after the Royalpar, Inc. acquisition in August 1997 to thirty-two in eight states at January 24, 2002.

COMPETITIVE BUSINESS CONDITIONS

Staffing companies provide one or more of four basic services to clients: (i) flexible staffing; (ii) Professional Employer Organization ("PEO") services;
(iii) placement and search; and (iv) outplacement. Based on information provided by the American Staffing Association (formerly the National Association of Temporary and Staffing Services), the National Association of Professional Employer Organizations and Staffing Industry Analysts, Inc., 2000 staffing industry revenues were approximately $77 billion. Over the past seven years, the staffing industry has experienced significant growth, growing at an average rate of 10% per year largely due to the utilization of temporary help across a broader range of industries, as well as the emergence of the PEO sector. Currently, over 90% of the companies surveyed by the American Staffing Association reported using temporary personnel.

The U.S. staffing industry is highly fragmented and has been experiencing consolidation in recent years, particularly with respect to temporary staffing companies. Recent industry statistics indicate that approximately 7,000 companies provide temporary staffing services in the United States. Many of these companies are small, owner-operated businesses with limited access to capital for development and expansion. We believe that the industry is consolidating in response to:

     o The increased demands of companies for a single supplier of a full range of staffing and human resource services;

     o    Increased competition from larger, better capitalized competitors; and

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

In the past decade, the staffing industry has seen an evolution of services move away from "temp help" or supplemental staffing to more permanent staffing relationships. The industry has developed specialization among various sectors and can be classified into four categories: integrated staffing service providers, professional services providers, information technology providers and commodity providers. Integrated staffing services provide a vendor-on-premise, acting as the general contractor managing the workforce and maintaining the payroll. Through this arrangement, providers are able to establish long-term relationships with their customers, reduce cyclicality of employees, and maintain relationships with customers that are less price sensitive. The professional services provider supplies employees in the fields of engineering, finance, legal, accounting and other professions. In general, these services are less cyclical than the light industrial and clerical segments and carry higher margins. Information technology companies offer technical employees to maintain and implement all forms of information systems. The commodity segment of the staffing industry is the traditional temporary employer business in which an employee of the service is placed at the customer for a short period. It is characterized by intense competition and low margins. This sector is most exposed to economic cycles and price competition to win market share. Growth in this segment has been constrained over the past three years due to a competitive labor market for low-end workers.

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

CUSTOMERS

During the year ended September 30, 2001 we provided services to 1,917 customers in 27 states. Our five largest customers represented 28% of our revenue but no one customer exceeded 10%. At January 24, 2002 we were providing services to 919 customers in 21 states, with the five largest customers representing 41% of our revenues and no one customer exceeding 10%.

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

EMPLOYEES

As of September 30, 2001 we were employing 3,044 total employees. Of that amount 186 were classified as Staff employees and 2,858 were classified as field or "temp" employees, those employees placed at client facilities. As of January 24, 2002 those numbers had increased to 3,894; 228 and 3,666, respectively.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

This Form 10-K contains forward-looking statements concerning the Company's future programs, products, expenses, revenue, liquidity and cash needs as well as the Company's plans and strategies. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

     WE HAVE LIMITED LIQUID RESOURCES AND A HISTORY OF NET LOSSES. At September 30, 2001, current liabilities were approximately $14.5 million and current assets were approximately $13.0 million. The difference of approximately $1.5 million is a working capital deficit which is primarily the result of the losses we had during the last three quarters. We have incurred net losses in recent periods, including net losses of $409,069 in our inception period from August 11, 1997 through September 30, 1997, $2,412,145 in the year ended September 30, 1998, $1,527,043 in the year ended September 30, 1999 and $5,910,457 in the year ended September 30, 2001. Although we had net earnings in the year ended September 30, 2000 of $1,045,910, we can provide no assurance that our operations will be profitable in the future. This situation has also made it difficult for us to make timely payments to our vendors and we can make no assurances that vendors and creditors will not exercise remedies against us. The working capital deficit will remain until additional capital is raised.

     POSSIBLE ADVERSE EFFECTS ON FLUCTUATIONS IN THE GENERAL ECONOMY. Demand for the Company's staffing services is significantly affected by the general level of economic activity and unemployment in the United States. Companies use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies reduce their utilization of temporary employees before releasing full-time employees. In addition, the Company may experience less demand for its services and more competitive pricing pressure during periods of economic downturn. Therefore, any significant economic downturn could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

     UNCERTAIN ABILITY TO CONTINUE AND MANAGE GROWTH. The Company's ability to continue growth will depend on a number of factors, including: (i) the strength of demand for temporary employees in the Company's markets; (ii) the availability of capital to fund acquisitions; (iii) the ability to maintain or increase profit margins despite pricing pressures; and (iv) existing and emerging competition. The Company must also adapt its infrastructure and systems to accommodate growth and recruit and train additional qualified personnel. Furthermore, the United States economy is currently showing signs of an economic slowdown. Should an extended economic slowdown or recession continue, competition for customers in the staffing industry would increase and may adversely impact management's allocation of the Company's resources and result in declining revenues.

     RELIANCE ON EXECUTIVE MANAGEMENT. The Company is highly dependent on its senior executives, including Joseph J. Raymond, its Chairman, CEO and President since September 1, 1997; Michael A. Maltzman, Executive Vice President and Chief Financial Officer who has been serving in that capacity since September 1, 1997; and on the other members of its senior management team. The Company entered into an employment agreement with Mr. Raymond effective September 1, 1997 for continuing employment until he chooses to retire or until his death and that agreement remains in effect as written. Employment arrangements with all of the Company's executive officers are at-will. The loss of the services of either Mr. Raymond or Mr. Maltzman and other senior executives or other key executive personnel could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

     RELIANCE ON MANAGEMENT INFORMATION SYSTEMS. The Company believes its management information systems are instrumental to the success of its operations. The Company's business depends on its ability to store, retrieve, process and manage significant amounts of data. The Company continually evaluates the quality, functionality and performance of its systems in an effort to ensure that these systems meet the operational needs of the Company. The Company has, in the past, encountered delays in implementing, upgrading or enhancing systems and may, in the future, experience delays or increased costs. There can be no assurance that the Company will meet anticipated completion dates for system replacements, upgrades or enhancements, that such work will be competed in the cost-effective manner, or that such replacements, upgrades and enhancements will support the Company's future growth or provide significant gains in efficiency. The failure of the replacements, upgrades and enhancements to meet these expected goals could result in increased system costs and could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

     VARIABILITY OF EMPLOYEE-RELATED COSTS. The Company is responsible for all employee-related expenses for the temporary employees, including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. The Company maintains workers' compensation insurance for all claims in excess of a loss cap of $150,000 per incident, except with respect to locations in states where private insurance is to permitted and which are covered by state insurance funds. The Company accrues for workers' compensation costs based upon payroll dollars paid to temporary employees. The accrual rates vary based upon the specific risks associated with the work performed by the temporary employee. At the beginning of each policy year, the Company reviews the overall accrual rates with its outside actuaries and makes changes to the rates as necessary based primarily upon historical loss trends. Periodically, the Company evaluates its historical accruals based on an actuarially developed estimate of the ultimate cost for each open policy year and adjusts such accruals as necessary. These adjustments can either be increases or decreases to workers' compensation costs, depending upon the actual loss experience of the Company. There can be no assurance that the Company's programs to control workers' compensation and other payroll-related expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals. Unemployment insurance premiums are set by the states in which the Company's employees render their services. A significant increase in these premiums or in workers' compensation-related costs could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

     RISKS RELATED TO CUSTOMERS. As is common in the temporary staffing industry, the Company's engagements to provide services to its customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2000 and 2001 no single customer of the Company accounted for more than 12% and 10%, respectively, of the Company's sales of services. Nonetheless, the loss of any of the Company's significant customers could have an adverse effect on the Company's business, results of operations, cash flows or financial condition. The Company is also subject to credit risks associated with its trade receivables. During fiscal 2000 and fiscal 2001, the Company incurred costs of $122,500 and $661,000, respectively, for bad debts. Should any of the Company's principal customers default on their large receivables, the Company's business results of operations, cash flows or financial condition could be adversely affected.

     VARIABILITY OF OPERATING RESULTS; SEASONALITY. The Company has experienced significant fluctuations in its operating results and anticipates that these fluctuations may continue. Operating results may fluctuate due to a number of factors, including the demand for the Company's services, the level of competition within its markets, the Company's ability to increase the productivity of its existing offices, control costs and expand operations, the timing and integration of acquisitions and the availability of qualified temporary personnel. In addition, the Company's results of operations could be, and have in the past been, adversely affected by severe weather conditions. Moreover, the Company's results of operations have also historically been subject to seasonal fluctuations. Demand for temporary staffing historically has been greatest during the Company's fourth fiscal quarter due largely to the planning cycles of many of its customers. Furthermore, sales for the first fiscal quarter are typically lower due to national holidays as well as plant shutdowns during and after holiday season. These shutdowns and post-holiday season declines negatively impact job orders received by the Company, particularly in the light industrial sector. Due to the foregoing factors, the Company has experienced in the past, and may possibly experience in the future, results of operations below the expectations of public market analysts and investors. The occurrence of such an event could likely have a material adverse effect on the price of the common stock.

     ABILITY TO ATTRACT AND RETAIN THE SERVICES OF QUALIFIED TEMPORARY PERSONNEL. The Company depends upon its ability to attract and retain qualified personnel who possess the skills and experience necessary to meet the staffing requirements of its customers. During periods of increased economic activity and low unemployment, the competition among temporary staffing firms for qualified personnel increases. Many regions in which the Company operates have in the past and may continue to experience historically low rates of unemployment and the Company has experienced, and may continue experience, significant difficulties in hiring and retaining sufficient numbers of qualified personnel to satisfy the needs of its customers. Furthermore, the Company may face increased competitive pricing pressures during such periods. While the current economic environment is facing uncertainties, competition for individuals with the requisite skills is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to the Company in sufficient numbers and on terms of employment acceptable to the Company. The Company must continually evaluate and upgrade its base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Furthermore, a substantial number of the Company's temporary employees during any given year will terminate their employment with the Company to accept regular staff employment with customers of the Company. The inability to attract and retain qualified personnel could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

     RELIANCE ON FIELD MANAGEMENT. The Company is dependent on the performance and productivity of its local managers, particularly branch, and regional managers. This loss of some of the Company's key managers could have an adverse effect on the Company's operations, including the Company's ability to establish and maintain customer relationships. The Company's ability to attract and retain business is significantly affected by local relationships and the quality of services rendered by branch, area, regional and zone managerial personnel. If the Company is unable to attract and retain key employees to perform these services, the Company's business, results of operations, cash flows or financial condition could be adversely affected. Furthermore, the Company may be dependent on the senior management of companies that may be acquired in the future. If any of these individuals do to continue in their management roles, there could be material adverse effect on the Company's business, results of operations, cash flows or financial condition.

     EMPLOYER LIABILITY RISKS. Providers of temporary staffing services place people in the workplaces of other businesses. An inherent risk of such activity includes possible claims of errors and omissions, discrimination or harassment, theft of customer property, misappropriation of funds, misuse of customers' proprietary information, employment of undocumented workers, other criminal activity or torts, claims under health and safety regulations and other claims. There can be no assurance that the Company will not be subject to these types of claims, which may result in negative publicity and the payment by the Company of monetary damages or fines which, if substantial, could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

     RISK OF NASDAQ DELISTING. There are several requirements for continued listing on the Nasdaq SmallCap Market ("Nasdaq") including, but not limited to, a minimum stock bid price of one dollar per share and $2.5 million in stockholder's equity. As of September 30, 2001 our stockholder's equity was below the Nasdaq requirement and, although management is actively seeking to remedy the problem, the Company can make no assurance that it will be resolved in a timely fashion or at all. Furthermore, if the Company's common stock price closes below one dollar per share for 30 consecutive days, the Company may receive notification from Nasdaq that its common stock will be delisted from the Nasdaq unless the stock closes at or above one dollar per share for at least ten consecutive days during the 90-day period following such notification. If the Company fails to comply with the listing requirements, the result will be that its common stock might be delisted. If its common stock is delisted, the Company may list its common stock for trading over-the-counter. Delisting from the Nasdaq could adversely affect the liquidity and price of the Company's common stock and it could have a long-term impact on the Company's ability to raise future capital through a sale of its common stock. In addition, it could make it more difficult for investors to obtain quotations or trade this stock.

     On January 17, 2002 the Company received a Nasdq Staff Determination, due to its failure to file its Form 10-K for the fiscal period ended September 30, 2001, indicating the Company's noncompliance with the requirement for continued listing set forth in Nasdaq's Marketplace Rule 4310(c)(14), and that its securities are, therefore subject to delisting. On January 24, 2002, the Company submitted a request for a hearing to review the Staff Determination, staying the delisting. There is no assurance the Panel will grant Stratus' request for continued listing.

     RISKS RELATED TO ACQUISITIONS. While the Company intends to pursue acquisitions in the future, there can be no assurance that the Company will be able to expand its current market presence or successfully enter other markets through acquisitions. Competition for acquisitions may increase to the extent other temporary services firms, many of which have significantly greater financial resources than the Company, seek to increase their market share through acquisitions. In addition, the Company is subject to certain limitations on the incurrence of additional indebtedness under its credit facilities, which may restrict the Company's ability to finance acquisitions. Further, there can be no assurance that the Company will be able to identify suitable acquisition candidates or, if identified, complete such acquisitions or successfully integrate such acquired businesses into its operations. Acquisitions also involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management's attention and possible adverse effects on earnings resulting from increased goodwill amortization, interest costs and workers' compensation costs, as well as difficulties related to the integration of the acquired businesses, such as retention of management. Furthermore, once integrated, acquisitions may not achieve comparable levels of revenue or profitability as the Company's existing locations. In addition, to the extent that the Company consummates acquisitions in which a portion of the consideration is in the form of common stock, current shareholders may experience dilution. The failure to identify suitable acquisitions, to complete such acquisitions or successfully integrate such acquired businesses into its operations could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

     RISK RELATED TO CONVERTIBLE SECURITIES. In December 2000, we raised $1,987,400 by issuing 6% debentures, which are convertible into shares of our common stock. In July 2001, we issued 1,458,933 shares of Series A preferred stock which are convertible into 1,458,933 shares of common stock. If all of the debentureholders convert their debentures into shares of common stock, we will be required to issue no less than 427,398 shares of common stock and, if all the Series A preferred stockholders elect to convert into common stock, we will be required to issue no less than 1,458,933 shares of common stock. If the trading price of the common stock is low when the conversion price of the 6% debentures is determined, we would be required to issue a higher number of shares of common stock, which could cause a further reduction in each of our stockholder's percentage ownership interest. In addition, if a selling shareholder converts our 6% debentures or Series A preferred stock and sells the common stock, this could result in an imbalance of supply and demand for our common stock and a decrease in the market price of our common stock. The further our stock price declines, the further the conversion price of the 6% debentures will fall and the greater the number of shares we will have to issue upon conversion.

ITEM 2.  PROPERTIES

We own no real property. We lease approximately 6,300 square feet in a professional office building in Manalapan, New Jersey as our corporate headquarters. That facility houses all of our centralized corporate functions, including the Executive management team, payroll processing, accounting, human resources and legal departments. Our lease expires on September 30, 2002 and we have begun discussions with realtors regarding locating sufficient space. As of September 30, 2001 we leased 35 additional facilities, primarily flexible staffing offices, in 10 states. With the exception of the corporate headquarters, we believe that our facilities are generally adequate for our needs and we do not anticipate any difficulty in replacing such facilities or locating additional facilities, if needed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On April 11, 2000 our registration statement on Form SB-2 (Commission File No. 333-83255) for our initial public offering (the "IPO") of common stock, $.01 par value, became effective and our shares commenced trading on the Nasdaq SmallCap Market under the symbol "SERV" on April 26, 2000. There were approximately 197 holders of record of Common Stock as of January 24, 2002. This number does not include the number of shareholders whose shares were held in "nominee" or "street name", which we cannot determine until after we have held our annual meeting. The table below sets forth, for the periods indicated, the high and low sales prices of our Common Stock as reported by the Nasdaq Stock Market.

                                                                         SALES PRICES
                                                                         ------------
        FISCAL YEAR 2000                                             HIGH             LOW
        ----------------                                             ----             ---
        Quarter Ended June 30, 2000 (from April 26, 2000)            9.00           $5.875
        Quarter Ended September 30, 2000                             7.00            4.25

        FISCAL YEAR 2001                                             HIGH             LOW
        ----------------                                             ----             ---
        Quarter Ended December 31, 2000                              6.75            3.625
        Quarter Ended March 31, 2001                                 4.875           1.3125
        Quarter Ended June 30, 2001                                  2.05            1.16
        Quarter Ended September 30, 2001                             1.90            1.00

On January 24, 2002, the closing price of our Common Stock as reported by the Nasdaq Stock Market, was $0.90 per share. We have never paid dividends on our Common Stock and we intend to retain earnings, if any, to finance future operations and expansion. In addition, our credit agreement restricts the payment of dividends. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and our earnings as well as other factors that the Board of Directors deems relevant.

On August 7, 2001, we issued 400,000 shares of our common stock to Source One Personnel, Inc. ("Source One") in connection with our acquisition of substantially all of the assets, excluding accounts receivable, of Source One. The issuance of the shares was made in reliance upon the exemption provided by
Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

Between September 21, 2001 and October 8, 2001 we sold a total of 383,000 shares of our common stock for an aggregate of $410,000 to Charles A. Sahyoun, Jeffrey J. Raymond, Jr., Nicole Raymond, Jake Raymond and Jamie Raymond. The issuance of the shares was made in reliance upon the exemption provided by Section 4(2) of Securities Act of 1933 as a transaction not involving a public offering.

Between November 28, 2001 and December 20, 2001 we issued 266,670 shares of our common stock to private investors in our private placement initiated in June 2001. The issuance of the shares was made in reliance upon the exemption provided by Section 4(2) of Securities Act of 1933 as a transaction not involving a public offering.

On December 28, 2001, we issued 400,000 shares of our common stock to Provisional Employment Solutions, Inc. ("PES") in connection with our acquisition of substantially all of the assets, excluding accounts receivable, of PES. The issuance of the shares was made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

During the period between December 2000 and September 30, 2001, we sold $3,643,402 of 6% Convertible Debentures (the "Debentures") in private offerings to accredited investors conducted under Rule 506 of Regulation D. The Debentures mature in five years from issuance and into a number of shares of Common Stock which is determined by dividing the principal amount by the lesser of (a) 120% of the closing bid price of Common Stock on the trading day immediately preceding the initial issue date of the Debentures or (b) 75% of the average closing bid price of the Common Stock for the five trading days immediately preceding the conversion. Interest on the Debentures is payable, at the option of the Company, in Common Stock. A five-year warrant to acquire 25,000 shares of Common Stock at an exercise price of $7.50 per share was issued to one of the investors in the offerings.

ITEM 6.  SELECTED FINANCIAL DATA.
         (In thousands except per share)

                                                                                                    August 11, 1997
                                                                Year Ended September 30,              (inception)
                                                                ------------------------                  to
                                                         2001       2000       1999        1998    September 30, 1997
                                                         ----       ----       ----        ----    ------------------
Operating results:
Revenues                                                 $ 64,272    $ 41,677   $ 30,043    $ 24,920       $  2,442
Earnings (loss) from operations                            (3,182)      1,579       (518)     (1,873)          (355)
Net earnings (loss)                                        (5,847)      1,046     (1,527)     (2,412)          (409)
Net earnings (loss) attributable
     to common stockholders                                (5,910)      1,046     (1,527)     (2,412)          (409)

Per share data:
Net earnings (loss) attributable to
     common stockholders - basic                         $   (.99)   $    .21   $   (.40)   $   (.67)      $   (.20)
Net earnings (loss)  attributable to
      common stockholders - diluted                          (.99)        .20       (.40)       (.67)          (.20)
Cash dividends declared                                        --          --         --          --             --

                                      Pro Forma (1)                      September 30,
                                      September 30,                 ------------------------
                                          2001              2001       2000       1999        1998           1997
                                          ----              ----       ----       ----        ----    ------------------
Balance sheet data:
Net working capital (deficiency)      $        200       $ (1,546)   $  2,086   $ (3,777)   $ (1,985)      $   (204)
Long-term obligations, including
     current portion                         3,153          3,153         462      1,370          --            365
Convertible debt                             1,125          1,125          --         --          --             --
Preferred stock                              2,792          2,792          --         --          --             --
Temporary equity                               869            869          --      2,138       1,618            343
Stockholders' equity (deficiency)            3,079          1,283       6,799     (3,012)     (3,356)          (500)
Total assets                                24,065         22,268      10,318      4,926       1,095          1,310

(1) Pro forma adjustment reflects the sale of the assets of the Engineering Division for net proceeds of $1,496,000 at closing plus additional proceeds to be received of $250,000 on June 30, 2002 and $250,000 on December 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 30, 2000

REVENUES. Revenues increased 54.2% to $64,271,705 for the year ended September 30, 2001 from $41,676,587 for the year ended September 30, 2000. Revenues increased primarily as a result of acquisitions.

GROSS PROFIT. Gross profit increased 26.3% to $13,250,092 for the year ended September 30, 2001 from $10,493,909 for the year ended September 30, 2000 primarily as a result of increased revenues attributable to acquisitions. Gross profit as a percentage of revenues decreased to 20.6% for the year ended September 30, 2001 from 25.2% for the year ended September 30, 2000. This decrease was due to lower gross profit percentages realized by the acquired businesses as compared to our historical gross profit percentages.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses not including depreciation and amortization increased 69.0% to $14,442,893 for the year ended September 30, 2001 from $8,547,788 for the year ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenues increased to 22.5% for the year ended September 30, 2001 from 20.5% for the year ended September 30, 2000. The increases are primarily attributable to costs associated with the integration of the acquisitions, an increase in credit losses and additional management and other costs in anticipation of future growth and acquisitions.

LOSS ON IMPAIRMENT OF GOODWILL. We periodically determine if there has been a permanent impairment of goodwill. In this connection, we recorded an impairment loss of $700,000 in the year ended September 30, 2001.

OTHER CHARGES. During the year ended September 30, 2001, we wrote off costs associated with discontinued negotiations to sell the Engineering Division and discontinued efforts to make certain acquisitions. We also wrote off costs we incurred in connection with various financing not obtained and costs associated with closed offices. The total of all these costs was $519,801.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 109.5% to $768,994 for the year ended September 30, 2001 from $367,129 for the year ended September 30, 2000. Depreciation and amortization expenses as a percentage of revenues increased to 1.2% for the year ended September 30, 2001 from 0.9% for the year ended September 30, 2000. These increases were primarily due to the amortization of goodwill associated with acquisitions and the impact of increased capital expenditures.

FINANCE CHARGES. Finance charges were the amounts charged under an agreement with a factor, which was terminated on December 12, 2000. Finance charges decreased 83.7% to $100,934 for the year ended September 30, 2001 from $618,134 for the year ended September 30, 2000. As a percentage of revenues, finance charges decreased to 0.2% for the year ended September 30, 2001, from 1.5% for the year ended September 30, 2000. This decrease was due to the agreement being terminated December 12, 2000.

INTEREST AND FINANCING COSTS. Interest and financing costs increased to $2,176,964 for the year ended September 30, 2001 from $300,892 for the year ended September 30, 2000. Included in the amount for the year ended September 30, 2001 is $1,213,747, which is the portion of the discount on the beneficial conversion feature of convertible debt issued during the year and $135,374 of costs we incurred in connection with the issuance of the convertible debt. Interest and financing costs, not including these debt costs, as a percentage of revenue increased to 3.4% for the year ended September 30, 2001 from 0.7% for the year ended September 30, 2000. The increase was primarily attributable to the line of credit agreement which replaced the agreement with the factor (see "Finance Changes" above) on December 12, 2000.

INCOME TAX (BENEFIT). Income tax benefit of $340,000 for the year ended September 30, 2000 is the result of the utilization of a portion of the net operating loss carryforwards. Income tax expense for the year ended September 30, 2001 is the result of a change in judgment about the realizability of deferred tax assets.

NET EARNINGS (LOSS) AND NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the foregoing, we had a net loss and net loss attributable to common stockholders of ($5,847,457) and ($5,910,457), respectively, for the year ended September 30, 2001 compared to net earnings and net earnings attributable to common stockholders of $1,045,910 for the year ended September 30, 2000. The net loss as a percentage of revenues was (9.1%) for the year ended September 30, 2001. The net earnings for the year ended September 30, 2000 as a percentage of revenues was 2.5%.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses not including depreciation and amortization increased 21.1% to $8,547,788 for the year ended September 30, 2000 from $7,057,631 for the year ended September 30, 1999. Selling, general and administrative expenses as a percentage of revenues decreased to 20.5% for the year ended September 30, 2000 from 23.5% for the year ended September 30, 1999. The increased dollar amount is due to the increase in costs, primarily for personnel, to support the increase in revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 86.5% to $367,129 for the year ended September 30, 2000 from $196,818 for the year ended September 30, 1999. Depreciation and amortization expenses as a percentage of revenues increased to 0.9% for the year ended September 30, 2000 from 0.7% for the year ended September 30, 1999. This increase was primarily due to the amortization of goodwill associated with the acquisition in June 2000 and the impact of increased capital expenditures.

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

NET EARNINGS (LOSS) AND NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the foregoing, we had net earnings and net earnings attributable to common stockholders of $1,045,910 for the year ended September 30, 2000 compared to a net loss and net loss attributable to common stockholders of ($1,527,043) for the year ended September 30, 1999. The net earnings as a percentage of revenues was 2.5% for the year ended September 30, 2000. The net loss for the year ended September 30, 1999 as a percentage of revenues was (5.1%).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had limited liquid resources. Current liabilities were approximately $14.5 million and current assets were approximately $13.0 million. The difference of approximately $1.5 million is a working capital deficit which is primarily the result of the losses we had during the last three quarters. This situation has also made it difficult for us to make timely payments to our vendors.

On January 24, 2002 we entered into an agreement to sell the assets of our Engineering Division. Approximately, $1,796,000 of working capital will be received by us and be available to eliminate our working capital deficit.

We believe that our liquidity position is currently manageable, but the working capital deficit will remain until additional capital is raised.

Net cash used in operating activities was $2,405,464 and $1,624,452 in the years ended September 30, 2001 and 2000, respectively. The change in operating cash flow was primarily a result of a net increase of $3,159,746 in net (loss) adjusted by non-cash items, including depreciation, amortization and imputed interest. This change was substantially offset by the increase in accounts payable and accrued expenses which was attributable to insufficient cash to reduce these balances. Approximately $1,200,000 of the net proceeds from the initial public offering (IPO) in April 2000 was used to reduce trade and other payables in the year ended September 30, 2000.

Net cash used in investing activities was $2,032,021 and $1,955,343 in the years ended September 30, 2001 and 2000, respectively. Cash used for acquisitions was $1,218,674 and $1,053,868 in the years ended September 30, 2001 and 2000, respectively. The balance in both periods was primarily for capital expenditures.

Net cash provided by financing activities was $3,578,585 and $4,187,445 in the years ended September 30, 2001 and 2000, respectively. We had net borrowings of $2,065,156 under the line of credit obtained on December 12, 2000. We also received net proceeds less redemptions of $441,356 from the issuance of convertible debt and $1,412,772 from the sale of our common stock in the year ended September 30, 2001. We used $265,125 to purchase treasury stock and $320,394 to reduce our notes payable acquisitions in the year ended September 30, 2001. Net proceeds of the IPO in the year ended September 30, 2000 were $6,034,169, of which $1,125,000 was used to repay notes and loans payable and $350,000 was used to purchase treasury stock.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes; investment in capital equipment; start-up expenses of new offices; expansion of services offered; and costs relating to other transactions such as acquisitions. Temporary employees are paid weekly.

During the year ended September 30, 2001, we sold $3,643,402 of 6% convertible debentures in private offerings. The debentures mature five years from issuance and are convertible commencing 120 days from issuance into a number of shares, which is determined by dividing the principal amount by the lesser of (a) $4.65 or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the conversion. We recorded interest expenses of approximately $1.2 million for the beneficial conversion feature of the convertible debt in the year ended September 30, 2001. As of September 30, 2001, $1,125,399 of the 6% convertible debentures were outstanding.

On December 12, 2000, we entered into a loan and security agreement with a lending institution which replaced our prior factoring arrangement and provides for a line of credit up to 90% of eligible accounts receivable, as defined, not to exceed $12,000,000. Advances under the credit agreement bear interest at a rate of prime plus one and one-half percent (1 1/2 %). The credit agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock. Borrowings under the agreement are collateralized by substantially all of our assets. As of September 30, 2001, $7,306,581 was outstanding under the credit agreement. The agreement expires June 12, 2002.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires that acquired intangible assets be recognized as assets apart from goodwill if they meet one of the two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on our financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment.

Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At September 30, 2001, the Company's goodwill was approximately $7,815,000, and annual amortization of such goodwill was approximately $341,000. The Company expects to adopt SFAS No. 142 during its first fiscal quarter of fiscal 2003. Because of the extensive effort required to comply with the remaining provisions of SFAS Nos. 141 and 142, we cannot reasonably estimate the impact on its financial statements of these provisions beyond discontinuing amortization.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our Loan and Security Agreement with Capital Tempfunds, Inc. This credit agreement provides for a line of credit up to 90% of eligible accounts receivable, not to exceed $12,000,000. Advances under this credit agreement bear interest at a rate of prime plus one and one-half percent (1-1/2%).

We are also exposed to equity price risk on our investment in enterpriseAsia.com, a publicly-traded foreign company. We do not attempt to reduce or eliminate our market exposure on this investment.

We believe that our business operations are not exposed to market risk relating to foreign currency exchange risk or commodity price risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted in a separate section of this report commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No change in accountants or disagreement requiring disclosure pursuant to applicable regulations took place within the reporting period or in any subsequent interim period.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(C) OF THE EXCHANGE ACT.

THE BOARD OF DIRECTORS AND OFFICERS

The name and age of each the directors and the executive officers of the Company and their respective positions with the Company are set forth below. Additional biographical information concerning each of the nominees and the executive officers follows the table.

                      Name           Age                            Position
                      ----           ---                            --------
Joseph J. Raymond                     66     Chairman of the Board, President and Chief Executive
                                               Officer
Michael J. Rutkin                     50     Director
Harry Robert Kingston                 77     Director
Donald W. Feidt                       70     Director
Sanford I. Feld                       71     Director
Charles A. Sahyoun                    50     President, Engineering Division
Michael A. Maltzman                   54     Chief Financial Officer and Treasurer
J. Todd Raymond                       33     General Counsel and Corporate Secretary

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

J. TODD RAYMOND has served as General Counsel and Secretary of the Company since September 1997. From December 1994 to January 1996, Mr. Raymond was an associate and managing attorney for Pascarella & Oxley, a New Jersey general practice law firm. Prior thereto, Mr. Raymond acted as in-house counsel for Raymond & Perri, an accounting firm. From September 1993 to September 1994, Mr. Raymond was an American Trade Policy Consultant for Sekhar-Tunku Imran Holdings Sdn Berhad, a Malaysian multi-national firm. He is the nephew of Joseph J. Raymond.

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

Based solely on the Company's review of the copies of such forms it has received, the Company believes that all of its executive officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to events or transactions during fiscal 2001, except that each of Joseph J. Raymond, Charles Sahyoun, Michael A. Maltzman, J. Todd Raymond, Sanford I. Feld and Donald W. Feidt are late in filing the Forms
5 which were due for filing in November 2001.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information regarding compensation paid by the Company during the fiscal years ended September 30, 1999, 2000 and 2001 to the Chief Executive Officer of the Company and to each of the Company's other two most highly paid executive officers (together with the Chief Executive Officer, the "Named Executive Officers"):

                                                                                                            Long Term
                                                                                                           Compensation
                                                               Annual Compensation                            Awards
                                              ------------------------------------------------------   ---------------------
                                                                                                         Number of Shares
                                                                                                         Underlying Stock
        Name and Principal Position             Fiscal Year         Salary($)          Bonus ($)           Options (#)
   --------------------------------------     ----------------    ---------------    ---------------   ---------------------
   Joseph J. Raymond                               2001                175,000                 --            1,200,000
   Chairman and Chief Executive                    2000                127,855             25,900            1,102,115
   Officer                                         1999                 53,846                 --                   --

                                                   2001                165,000                 --              200,000
   Michael A. Maltzman                             2000                155,039             21,975              102,115
   Treasurer and Chief Financial Officer           1999                145,550              7,500                   --

   Charles Sahyoun                                 2001                190,577            115,000              200,000
   President, Engineering Services                 2000                160,962             54,400              102,115
   Division                                        1999                159,284                 --                   --


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

The Company entered into employment agreements with each of the other two (2) officers named in the Executive Compensation table set forth above. The agreements with Mr. Sahyoun and Mr. Maltzman provide for base salaries of $165,000 and $146,000, respectively. The agreement with Mr. Sahyoun entitles him to a profit sharing award equal to 10% of the Engineering Services Division's pre-tax income, but not in excess of his base salary. Mr. Maltzman is entitled to profit sharing awards based upon the Company's overall profitability. Each of these agreements is terminable by any party at any time without cause. However, in the event that either of these agreements are terminated by the Company without cause or by the executive with good reason, the executive will be entitled to a severance payment equal to the greater of one month's salary for each year worked or three months salary. In addition, the Company will pay the executive any earned but unused vacation time and any accrued but unpaid profit sharing. The Company is also required to maintain insurance and benefits for a terminated executive during the severance period.

OPTION GRANTS

Shown below is further information with respect to grants of stock options in fiscal 2001 to the Named Officers by the Company which are reflected in the Summary Compensation Table set forth under the caption "Executive Compensation."



                                                 Individual Grants
                           ---------------------------------------------------------------    Potential Realizable Value at
                                             Percent of                                    Assumed Annual Rates of Stock Price
                                               Total                                          Appreciation for Option Term
                             Number of        Options                                      --------------------------------------
                             Securities      Granted to
                             Underlying      Employees       Exercise or
                              Options        in Fiscal       Base Price      Expiration
          Name             Granted (#)(1)       Year           ($/Sh)           Date              5%                 10%
-------------------------  --------------    ----------      -----------     ----------    ----------------   -------------------
Joseph J. Raymond........   1,000,000 (1)        50.0%          $1.10          4/3/11      $        280,000   $           510,000
                              200,000 (2)        20.0            1.10          4/3/11                36,000               102,000

Michael A. Maltzman......     200,000 (2)        20.0            1.10          4/3/11                36,000               102,000

Charles Sahyoun..........     200,000 (2)        20.0            1.10          4/3/11                36,000               102,000

--------------------------------------------------------------------------------
(1) 500,000 of these options are exercisable cumulative in two (2) equal annual installments, commencing on the date of the grant; 500,000 are exercisable cumulatively in five (5) equal annual installments, commencing on the date of the grant.

(2) These options are exercisable cumulative in two (2) equal annual installments, commencing on the date of the grant.

     OPTION EXERCISES AND FISCAL YEAR-END VALUES

     Shown below is information with respect to options exercised by the Named Executive Officers during fiscal 2001 and the value of unexercised options to purchase the Company's Common Stock held by the Named Executive Officers at September 30, 2001.

                                                                Number of Securities             Value of Unexercised
                                                               Underlying Unexercised                In-The-Money
                                                             Options Held At FY-End (#)        Options At FY-End ($)(1)
                                                            ----------------------------     ----------------------------
                               Shares
                             Acquired on       Value
           Name              Exercise(#)    Realized($)     Exercisable   Unexercisable      Exercisable    Unexercisable
           ----              -----------    -----------     -----------   -------------      -----------    -------------
Joseph J. Raymond.......           --             --            693,782         1,575,000    $       0       $        0
Charles Sahyoun.........           --             --            210,448           175,000            0                0
Michael A. Maltzman.....           --             --            210,448           175,000            0                0

No options were exercised by the Named Executive Officers during the fiscal year ended September 30, 2001.

(1) Represents market value of shares covered by in-the-money options on September 30, 2001. The closing price of the Common Stock on such date was $1.00. Options are in-the-money if the market value of shares covered thereby is greater than the option exercise price.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of January 18, 2001 with respect to the beneficial ownership (as defined in Rule 13d-3) of the Company's Common Stock by each director and nominee for director, each of the Named Executive Officers (as defined in the section captioned "Executive Compensation") who is currently an officer of the Company and by all directors and executive officers as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares.

                                                                                  Amount and              Percent
                                                                                  Nature of                  of
Name of Beneficial Owner                                                     Beneficial Ownership          Class
------------------------                                                     --------------------          -----
Artisan.com Limited................................................               2,358,933 (1)              21.3%
Joseph J. Raymond..................................................               1,137,202 (2)              11.0
Charles A. Sahyoun.................................................                 415,448 (3)               4.2
Michael A. Maltzman................................................                 257,116 (3)               2.6
Michael J. Rutkin..................................................                 213,075 (4)               2.2
Sanford I. Feld....................................................                  57,834 (5)              (6)
H. Robert Kingston.................................................                  43,333 (7)              (6)
Donald W. Feidt....................................................                  30,000 (7)              (6)
All Directors and Executive Officers as
   a Group (8 persons)(2)(3)(4)(5)(7), and (8).....................               2,268,790                  20.9%

---------------
(1) Includes 1,458,933 shares of Series A Preferred Stock that are convertible into 1,458,933 shares of common stock at the holder's option.
(2) Includes 693,782 shares subject to options to purchase that are currently exercisable or may become exercisable within 60 days of January 18, 2001. Excludes 1,575,000 shares subject to options that are not vested or exercisable within 60 days of January 18, 2001.
(3) Includes 210,448 shares subject to currently exercisable stock options. Excludes 175,000 shares subject to options that are not vested or exercisable within 60 days of January 18, 2001.
(4) Includes 30,000 shares held by the children of Michael Rutkin living in his household and 10,000 shares held by his wife.
(5) Includes 49,167 shares subject to currently exercisable stock options and warrants.
(6) Shares beneficially owned do not exceed 1% of the Company's outstanding Common Stock.
(7)  Includes 10,000 shares subject to current exercisable options.
(8) Includes 114,782 shares that are beneficially owned by J. Todd Raymond, the Company's General Counsel and Corporate Secretary, including 88,782 shares subject to currently exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Jeffrey J. Raymond, the son of the Company's Chairman and Chief Executive Officer, serves as a consultant to the Company pursuant to an agreement which requires him to supervise the collection of certain accounts receivable, to use his best efforts to maintain relationships with certain clients and to assist in due diligence investigations of acquisitions of other companies. Total consulting fees paid to Jeffrey Raymond were $281,000 in fiscal 2001.

During fiscal 2000, the Company paid consulting fees of $119,000 to RVR Consulting, Inc., a corporation of which Joseph J. Raymond, Jr., the son of Joseph J. Raymond, the Company's Chairman and Chief Executive Officer, is an officer and 50% shareholder.

In November 2000, the Company formed the Stratus Technology Services, LLC joint venture with Fusion Business Services, LLC. Jamie Raymond, son of Joseph J. Raymond, Chairman & CEO, is the managing member of both Fusion and STS and J. Todd Raymond, Secretary and General Counsel, holds a minority interest in Fusion.

Between September 21, 2001 and October 8, 2001 we sold a total of 383,000 shares of our common stock to Charles A. Sahyoun, Jeffrey J. Raymond, Jr., Nicole Raymond, Jake Raymond and Jamie Raymond. The issuance of the shares was made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                          PAGE
                                                                          ----

     (a)  Financial statements and financial statement schedules.         F-1
          Reference is made to Index of Financial Statements and Financial Statement Schedules hereinafter contained.

     (b)  Reports on Form 8-K

          On June 30, 2000 we filed a Form 8-K announcing the purchase of certain assets of the New Jersey and Pennsylvania Tandem Division of Outsource International of America, Inc.

          On October 27, 2000 we filed a Form 8-K announcing the purchase of certain assets of the New England Tandem Division of Outsource International of America, Inc.

          On August 9, 2001 we filed a Form 8-K announcing the purchase of certain assets of Source One Personnel, Inc.

          On January 3, 2002 we filed a Form 8-K announcing the purchase of certain assets of Provisional Employment Solutions, Inc.

     (c)  Exhibits

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

2.2       Asset Purchase Agreement, effective January 1, 1999, by and between
          Stratus Services Group, Inc. and B&R Employment Inc.(1)

2.3       Asset Purchase Agreement, dated June 16, 2000, by and between Stratus
          Services Group, Inc. and OutSource International of America, Inc.(5)

2.4       Asset Purchase Agreement, dated October 13, 2000, by and between
          Stratus Service Group, Inc. and OutSource International of America,
          Inc.(6)

2.5       Asset Purchase Agreement, dated January 2, 2001, by and between
          Stratus Services Group, Inc. and Cura Staffing Inc. and Professional
          Services, Inc. (filed herewith).

2.6       Asset Purchase Agreement, dated July 27, 2001, by and between Stratus
          Services Group, Inc. and Source One Personnel, Inc.(8)

2.7       Asset Purchase Agreement, dated December 27, 2001, by and between
          Stratus Services Group, Inc. and Provisional Employment Solutions,
          Inc.(9)

3.1       Amended and Restated Certificate of Incorporation of the
          Registrant.(1)

3.1.1     Certificate of Designation, Preferences and Rights of Series A
          Preferred Stock.(10)

3.2       By-Laws of the Registrant.(2)

4.1.1     Specimen Common Stock Certificate of the Registrant.(1)

4.1.2     Form of 6% Convertible Debenture.(11)




4.1.3     Specimen Series A Preferred Stock Certificate of the Registrant.
          (filed herewith)

4.1.4     Agreement dated as of June 26, 2001 between Stratus Services Group,
          Inc. and Artisan (UK) plc.(10)

4.1.5     Subscription Agreement dated as of June 26, 2001 between Stratus
          Services Group, Inc. and Artisan.com Limited.(10)

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

4.2.6 Form of Underwriter's Warrant Agreement, including form of warrant certificate.(7)

4.2.7     Warrant for the Purchase of common stock dated as of December 4, 2000 issued to May Davis Group, Inc.(13)

4.2.8     Warrant for the Purchase of common stock dated as of December 4, 2000 issued to Hornblower & Weeks, Inc.(13)

4.2.9 Warrant for the Purchase of common stock dated as of December 12, 2001 issued to International Capital Growth. (filed herewith)

10.1.1    Employment Agreement dated September 1, 1997, between Stratus Services
          Group, Inc. and Joseph J. Raymond.(1)*

10.1.2    Executive Employment Agreement dated September 1, 1997, between
          Stratus Services Group, Inc. and J. Todd Raymond, Esq.(1)*

10.1.3    Executive Employment Agreement dated December 1, 1997, between Stratus
          Services Group, Inc. and Charles A. Sahyoun.(1)*

10.1.6    Executive Employment Agreement dated September 1, 1997 between Stratus
          Services Group, Inc. and Michael A. Maltzman.(1)*

10.1.7    Consulting Agreement, dated as of August 11, 1997, between Stratus
          Services Group, Inc. and Jeffrey J. Raymond.(1)

10.1.8    Non-Competition Agreement, dated June 19, 2000 between Stratus
          Services Group, Inc. and OutSource International of America, Inc.(5)

10.1.9    Non-Competition Agreement, dated October 27, 2000 between Stratus
          Services Group, Inc. and OutSource International of America, Inc.(6)

10.1.10   Option to purchase 1,000,000 shares of Stratus Services Group, Inc.
          Common Stock issued to Joseph J. Raymond.(11)




10.2      Lease, effective June 1, 1998, for offices located at 500 Craig Road,
          Manalapan, New Jersey 07726.(1)

10.3.1    Loan and Security Agreement, dated December 8, 2000, between Capital
          Tempfunds, Inc. and Stratus Services Group, Inc.(11)

10.4.2 Promissory Note and Security Agreement in the amount of $400,000, dated as of June 19, 2000, issued by Stratus Services Group, Inc. to
          OutSource International of America, Inc.(5)

10.4.3 Promissory Note in the amount of $100,000, dated as of June 19, 2000, issued by Stratus Services Group, Inc. to OutSource International of
          America, Inc.(5)

10.4.4 Promissory Note and Security Agreement in the amount of $75,000, dated as of October 27, 2000, issued by Stratus Services Group, Inc. to
          OutSource International of America, Inc.(6)

10.4.5 Promissory Note and Security Agreement in the amount of $600,000, dated as of July 27, 2001, issued by Stratus Services Group, Inc. to
          Source One Personnel, Inc.(8)

10.4.6 Promissory Note and Security Agreement in the amount of $1.8 million, dated as of July 27, 2001, issued by Stratus Services Group, Inc. to
          Source One Personnel, Inc.(8)

10.5.1    Registration Rights Agreement, dated August, 1997, by and among
          Stratus Services Group, Inc. and AGR Financial, L.L.C.(1)

10.5.2    Registration Rights Agreement, dated August, 1997, by and among
          Stratus Services Group, Inc. and Congress Financial Corporation
          (Western).(1)

10.5.3 Form of Registration Rights Agreement, dated December 4, 2000 by and among Stratus Services Group, Inc. and purchasers of the Stratus
          Services Group, Inc. 6% Convertible Debenture.(11)

10.5.4    Registration Rights Agreement, dated as of December 4, 2000 between
          Stratus Services Group, Inc., May Davis Group, Inc., Hornblower &
          Weeks, Inc. and the other parties named therein.(13)

10.6.1 Stock Purchase and Investor Agreement, dated August, 1997, by and between Stratus Services Group, Inc. and Congress Financial
          Corporation (Western).(1)

10.6.2 Stock Purchase and Investor Agreement, dated August, 1997, by and among Stratus Services Group, Inc. and AGR Financial, L.L.C.(1)

10.6.3 Form of Securities Purchase Agreement, dated December 4, 2000 by and between Stratus Services Group, Inc. and purchasers of the Stratus
          Services Group, Inc. 6% Convertible Debenture.(11)

10.7.1    1999 Equity Incentive Plan(1)**

10.7.2    2000 Equity Incentive Plan(11)**

10.7.3    Form of Option issued under 2000 Equity Incentive Plan(11)**

10.7.4    2001 Equity Incentive Plan(12)**

10.8      Debt to Equity Conversion Agreement by and between Stratus Services
          Group, Inc. and B&R Employment, Inc.(3)

10.8.1    Amendment to Debt to Equity Conversion Agreements by and between
          Stratus Services Group and B&R Employment, Inc.(2)

10.8.2    Forbearance Agreement dated January 24, 2002 between Stratus
          Services Group, Inc. and Source One Personnel. (filed herewith)

10.9 Undertaking Letter from Joseph J. Raymond, Chairman & CEO to the Board of Directors.(4)

21        Subsidiaries of Registrant (filed herewith).

23.1      Consent of Amper, Politzner & Mattia, P.A., Independent Accountants
          (filed herewith).

--------------------------------------------------------------------------------

* Constitutes a Management Contract required to be filed pursuant to Item 14(c) of Form 10-K.

**             Constitutes a Compensatory Plan required to be filed pursuant to
               Item 14(c) of Form 10-K.

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

Footnote 3     Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 3 to the Company's Registration Statement on
               Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on December 17, 1999.

Footnote 4     Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 7 to the Company's Registration Statement on
               Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on March 17, 2000.

Footnote 5     Incorporated by reference to the Exhibits to the Company's Form
               8-K, as filed with the Securities and Exchange Commission on June
               30, 2000.

Footnote 6     Incorporated by reference to the Exhibits to the Company's Form
               8-K, as filed with the Securities and Exchange Commission on
               November 3, 2000.

Footnote 7     Incorporated by reference to Exhibit 1.2 filed with Amendment
               No. 5 to the Company's Registration Statement on Form SB-2
               (Registration Statement No. 333-83255) as filed with the
               Securities and Exchange Commission on February 11, 2000.

Footnote 8     Incorporated by reference to the Exhibits to the Company's Form
               8-K, as filed with the Securities and Exchange Commission on
               August 9, 2001.

Footnote 9     Incorporated by reference to the Exhibits to the Company's Form
               8-K, as filed with the Securities and Exchange Commission on
               January 2, 2002.

Footnote 10    Incorporated by reference to Exhibit 3 filed with Form 10-Q for the Quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001.

Footnote 11    Incorporated by reference to similarly number Exhibits to the
               Company's Form 10-KSB, as filed with the Securities and Exchange
               Commission on December 29, 2000.

Footnote 12    Incorporated by reference to similarly numbered Exhibits filed with the Company's Registration Statement on Form S-1
               (Registration Statement No. 333-55312) as filed with the
               Securities and Exchange Commission on February 9, 2001.

Footnote 13    Incorporated by reference to the Exhibits to the Company's
               Form S-1/A, as filed with the Securities and Exchange Commission on April 11, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                    STRATUS SERVICES GROUP, INC.


                                    By:      /s/ Joseph J. Raymond
                                       -----------------------------------------
                                       Joseph J. Raymond
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer

                                    Date:    January 25, 2002

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

         Signature                                   Title                              Date
         ---------                                   -----                              ----
/s/ Joseph J. Raymond                       Chairman, Chief Executive Officer           January 25, 2002
------------------------------------        (Principal Executive Officer)
Joseph J. Raymond



/s/ Michael A. Maltzman                     Vice President and Chief Financial          January 25, 2002
------------------------------------        Officer (Principal Financing and
Michael A. Maltzman                         Accounting Officer)



/s/ Michael J. Rutkin                                Director                           January 25, 2002
------------------------------------
Michael J. Rutkin



/s/ H. Robert Kingston                               Director                           January 25, 2002
------------------------------------
H. Robert Kingston



/s/ Sanford I. Feld                                  Director                           January 25, 2002
------------------------------------
Sanford I. Feld



/s/ Donald W. Feidt                                  Director                           January 25, 2002
------------------------------------
Donald W. Feidt

                          STRATUS SERVICES GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                 Page(s) No.
Independent Auditors Report...................................       F-2
Financial Statements
     Balance Sheets...........................................       F-3
     Statements of Operations.................................       F-4
     Statements of Cash Flows.................................       F-5
     Statements of Stockholders' Equity.......................       F-7
     Statements of Comprehensive Income.......................       F-9
     Notes to Financial Statements............................       F-10

                          Independent Auditors' Report



To the Stockholders of
Stratus Services Group, Inc.

We have audited the accompanying balance sheets of Stratus Services Group, Inc. as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity, cash flows and comprehensive income for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratus Services Group, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with generally accepted accounting principles in the United States of America.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 14. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

                                       /s/ AMPER, POLITZINER & MATTIA, P.A.
                                       AMPER, POLITZINER & MATTIA, P.A.

January 24, 2002
--------------------------------------------------------------------------------
Edison, New Jersey

                                               STRATUS SERVICES GROUP, INC.
                                                      Balance Sheets
                                                          Assets

                                                                                     Unaudited
                                                                                     Pro Forma
                                                                                     (Note 24)                September 30,
                                                                                    September 30,             -------------
                                                                                         2001              2001           2000
                                                                                         ----              ----           ----
Current assets
     Cash and cash equivalents                                                      $  1,667,822       $    171,822  $  1,030,722
     Due from factor - less allowance for recourse obligation of  $-0- and $30,000            --                 --     1,154,012
     Accounts receivable - less allowance for doubtful accounts of $551,000
         and $255,000                                                                  8,540,112          8,540,112       852,876
     Unbilled receivables                                                              1,566,417          1,566,417     1,236,002
     Loans to related parties                                                                 --                 --        64,500
     Loans receivable                                                                         --                 --        56,000
     Prepaid insurance                                                                 1,436,278          1,436,278       432,674
     Investment                                                                        1,166,046          1,166,046            --
     Prepaid expenses and other current assets                                           327,146             77,146       278,169
     Deferred taxes                                                                           --                 --       340,000
                                                                                    ------------       ------------  ------------
                                                                                      14,703,821         12,957,821     5,444,955

Property and equipment, net of accumulated depreciation                                1,427,216          1,612,216     1,118,625
Intangible assets, net of accumulated amortization                                     7,078,428          7,078,428     3,716,538
Deferred financing costs, net of accumulated amortization                                454,878            454,878            --
Other assets                                                                             400,205            164,815        38,163
                                                                                    ------------       ------------  ------------
                                                                                    $ 24,064,548       $ 22,268,158  $ 10,318,281
                                                                                    ============       ============  ============
                                           Liabilities and Stockholders' Equity
Current liabilities
     Loans payable (current portion)                                                $    347,289       $    347,289  $     27,012
     Notes payable - acquisitions (current portion)                                    1,110,726          1,110,726       275,000
     Line of credit                                                                    7,306,581          7,306,581            --
     Insurance obligation payable                                                        549,460            549,460       367,100
     Accounts payable and accrued expenses                                             3,421,796          3,421,796     1,172,148
     Accrued payroll and taxes                                                         1,461,738          1,461,738     1,105,363
     Payroll taxes payable                                                               306,230            306,230       412,513
                                                                                    ------------       ------------  ------------
                                                                                      14,503,820         14,503,820     3,359,136

Loans payable (net of current portion)                                                   291,243            291,243       134,700
Notes payable - acquisitions (net of current portion)                                  1,403,847          1,403,847        25,000
Convertible debt                                                                       1,125,399          1,125,399            --
                                                                                    ------------       ------------  ------------
                                                                                      17,324,309         17,324,309     3,518,836

Series A voting redeemable convertible preferred stock, $.01 par value, 1,458,933 and -0- shares issued and outstanding, liquidation preference of $4,376,799
     (including unpaid dividends of $39,000 and $-0-)                                  2,792,000          2,792,000            --
Temporary equity - put options                                                           869,000            869,000            --
Commitments and contingencies
Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized                             --                 --            --
     Common stock, $.01 par value, 25,000,000 shares authorized; 8,217,764 and
        5,712,037 shares issued and outstanding                                           82,178             82,178        57,120
     Additional paid-in capital                                                       11,992,685         11,992,685    10,554,782
     Deferred compensation                                                                    --                 --       (67,900)
     Accumulated deficit                                                              (7,795,624)        (9,592,014)   (3,744,557)
     Accumulated other comprehensive loss                                             (1,200,000)        (1,200,000)           --
                                                                                    ------------       ------------  ------------
         Total stockholders' equity                                                    3,079,239          1,282,849     6,799,445
                                                                                    ------------       ------------  ------------
                                                                                    $ 24,064,548       $ 22,268,158  $ 10,318,281
                                                                                    ============       ============  ============

                    See accompanying summary of accounting policies and notes to financial statements.


                                                 STRATUS SERVICES GROUP, INC.
                                                   Statements of Operations

                                                                                     Years Ended September 30,
                                                                                     -------------------------
                                                                            2001                2000                1999
                                                                            ----                ----                ----
Revenues (including  $-0-, $364,000 and $1,696,000 from
     related parties)                                                  $    64,271,705     $    41,676,587     $   30,042,751
Cost of revenues (including $-0-, $326,000 and $1,521,000
     from related parties)                                                  51,021,613          31,182,678         23,306,254
                                                                       ----------------    ----------------    ---------------

Gross profit                                                                13,250,092          10,493,909          6,736,497
                                                                       ----------------    ----------------    ---------------

Selling, general and administrative expenses                                15,211,887           8,914,917          7,254,449
Loss on impairment of goodwill                                                 700,000                  --                 --
Other charges                                                                  519,801                  --                 --
                                                                       ----------------    ----------------    ---------------
                                                                            16,431,688           8,914,917          7,254,449
                                                                       ----------------    ----------------    ---------------

Earnings (loss) from operations                                            (3,181,596)           1,578,992          (517,952)
                                                                       ----------------    ----------------    ---------------


Other income (expenses)
     Finance charges                                                         (100,934)           (618,134)          (722,020)
     Interest and financing costs                                          (2,176,964)           (300,892)          (309,257)
     Other income (expense)                                                   (47,963)              45,944             22,186
                                                                       ----------------    ----------------    ---------------
                                                                           (2,325,861)           (873,082)        (1,009,091)
                                                                       ----------------    ----------------    ---------------

Earnings (loss) before income taxes                                        (5,507,557)             705,910        (1,527,043)

                                                                       ----------------    ----------------    ---------------
Income taxes (benefit)                                                         340,000           (340,000)                 --
                                                                       ----------------    ----------------    ---------------

Net earnings (loss)                                                        (5,847,457)           1,045,910        (1,527,043)
     Dividends and accretion on preferred stock                               (63,000)                  --                 --
                                                                       ----------------    ----------------    ---------------
Net earnings (loss) attributable to common stockholders                $   (5,910,457)     $     1,045,910     $  (1,527,043)
                                                                       ================    ================    ===============

Net earnings (loss) per share attributable to common stockholders

     Basic                                                             $         (.99)     $           .21     $        (.40)
     Diluted                                                                     (.99)                 .20              (.40)


Weighted average shares, outstanding per common share
     Basic                                                                   5,996,134           4,931,914          3,828,530
     Diluted                                                                 5,996,134           5,223,508          3,828,530


                      See accompanying summary of accounting policies and notes to financial statements.


                                                    STRATUS SERVICES GROUP, INC.
                                                      Statements of Cash Flows


                                                                                           Years Ended September 30,
                                                                                           -------------------------
                                                                                 2001                2000                1999
                                                                                 ----                ----                ----
Cash flows from operating activities
  Net earnings (loss)                                                       $  (5,847,457)      $     1,045,910     $   (1,527,043)
                                                                            ----------------    ----------------    ----------------
  Adjustments to reconcile net earnings (loss)
    to net cash used by operating activities
       Depreciation                                                                 409,860             175,419              74,970
       Amortization                                                                 359,134             191,710             121,848
       Provision for doubtful accounts                                              661,000             122,500             595,000
       Loss on impairment of goodwill                                               700,000                  --                  --
       Deferred financing costs amortization                                        209,897                  --                  --
       Loss on extinguishments of convertible debt                                   70,560                  --                  --
       Deferred taxes                                                               340,000           (340,000)                  --
       Interest expense amortization for the intrinsic value of the
         beneficial conversion feature of convertible debentures                  1,146,463                  --                  --
       Imputed interest                                                                  --              57,652              25,645
       Accrued interest                                                              64,410              41,522              91,996
       Compensation - stock options                                                  67,900              46,800              46,800
  Changes in operating assets and liabilities
       Due to/from factor/accounts receivable                                   (2,347,247)         (2,938,890)           (832,427)
       Prepaid insurance                                                        (1,003,604)           (175,461)            (34,922)
       Prepaid expenses and other current assets                                    201,023           (262,261)            (10,778)
       Other assets                                                                (65,652)              19,593               6,582
       Insurance obligation payable                                                 182,360             114,214              41,178
       Accrued payroll and taxes                                                    356,375             171,028              64,512
       Payroll taxes payable                                                      (106,283)             186,281              82,920
       Accounts payable and accrued expenses                                      2,195,797            (80,469)             259,274
                                                                            ----------------    ----------------    ----------------
              Total adjustments                                                   3,441,993         (2,670,362)             532,598
                                                                            ----------------    ----------------    ----------------
                                                                                (2,405,464)         (1,624,452)           (994,445)
                                                                            ================    ================    ================
Cash flows (used in) investing activities
  Purchase of property and equipment                                              (755,801)           (780,975)           (283,466)
  Payments for business acquisitions                                            (1,218,674)         (1,053,868)           (194,930)
  Costs incurred in connection with investment                                     (17,046)                  --                  --
  Loans receivable                                                                 (40,500)           (120,500)                  --
                                                                            ----------------    ----------------    ----------------
                                                                                (2,032,021)         (1,955,343)           (478,396)
                                                                            ----------------    ----------------    ----------------
Cash flows from financing activities
  Proceeds from initial public offering                                                  --           6,034,169                  --
  Proceeds from issuance of common stock                                          1,412,772                  --             732,126
  Proceeds from loans payable                                                       255,000           1,125,000           1,388,375
  Payments of loans payable                                                        (70,180)         (1,457,624)           (370,746)
  Payments of notes payable - acquisitions                                        (320,394)         (1,164,100)                  --
  Net proceeds from line of credit                                                2,065,156                  --                  --
  Net proceeds from convertible debt                                              2,664,239                  --                  --
  Redemption of convertible debt                                                (2,222,883)                  --                  --
  Proceeds from temporary equity - put options                                       60,000                  --                  --
  Purchase of treasury stock                                                      (265,125)           (350,000)                  --
  Payments of registration costs                                                         --                  --           (103,829)
                                                                            ----------------    ----------------    ----------------
                                                                                  3,578,585           4,187,445           1,645,926
                                                                            ----------------    ----------------    ----------------
Net change in cash and cash equivalents                                           (858,900)             607,650             173,085
Cash and cash equivalents - beginning                                             1,030,722             423,072             249,987
                                                                            ----------------    ----------------    ----------------
Cash and cash equivalents - ending                                          $       171,822     $     1,030,722     $       423,072
                                                                            ================    ================    ================

                         See accompanying summary of accounting policies and notes to financial statements.

                                                    STRATUS SERVICES GROUP, INC.
                                                Statements of Cash Flows - Continued

                                                                                          Years Ended September 30,
                                                                                          -------------------------
                                                                                2001                2000                1999
                                                                                ----                ----                ----
Supplemental disclosure of cash paid
    Interest                                                               $       739,872     $       201,718     $       174,175
Schedule of Noncash Investing and Financing Activities
    Fair value of assets acquired                                          $     4,568,674     $     1,548,097     $     2,421,903
    Less: cash paid                                                            (1,218,674)         (1,048,097)            (57,430)
    Less: common stock and put options issued                                    (800,000)                  --           (520,000)
                                                                           ----------------    ----------------    ----------------
    Liabilities assumed                                                    $     2,550,000     $       500,000     $     1,844,473
                                                                           ================    ================    ================
    Issuance of common stock in exchange for notes payable                 $            --     $     1,000,000     $     1,092,762
                                                                           ================    ================    ================
    Accrued and imputed interest                                           $        64,410     $        99,174     $       117,641
                                                                           ================    ================    ================
    Purchase of property and equipment for notes                           $            --     $       163,836     $            --
                                                                           ================    ================    ================
    Purchase of treasury stock in exchange for loans                       $       402,000     $            --     $            --
                                                                           ================    ================    ================
    Issuance of common stock in exchange for investment                    $        61,000     $            --     $            --
                                                                           ================    ================    ================
    Issuance of common stock upon conversion of convertible debt           $       542,500     $            --     $            --
                                                                           ================    ================    ================
    Issuance of preferred stock in exchange for investment                 $     1,592,000     $            --     $            --
                                                                           ================    ================    ================
    Issuance of preferred stock for fees in connection with private
        placement ($410,000) and investment ($727,000)                     $     1,137,000     $            --     $            --
                                                                           ================    ================    ================
    Issuance of common stock for fees in connection with private
        placement and investment                                           $        30,000     $            --     $            --
                                                                           ================    ================    ================
    Cumulative dividends and accretion on preferred stock                  $        63,000     $            --     $            --
                                                                           ================    ================    ================


                         See accompanying summary of accounting policies and notes to financial statements.

                                                    STRATUS SERVICES GROUP, INC.
                                                  Statement of Stockholders' Equity


                                                                                                               Additional
                                                                        Common Stock            Treasury         Paid-In
                                                    Total          Amount        Shares          Stock           Capital
                                                 -------------    ---------    ------------    -----------    --------------
Balance - October 1, 1998                        $(3,356,310)     $ 37,198     3,719,734       $      --      $    31,416
Net (loss)                                        (1,527,043)           --            --              --               --
Compensation expense in connection with
   stock options granted (no tax effect)               46,800           --            --              --               --
Issuance of common stock in connection
   with acquisition                                        --          347        34,667              --            (347)
Issuance of common stock in exchange for
   notes payable                                    1,092,762        2,914       291,403              --        1,089,848
Proceeds from the private placement of
   common stock (net of costs of $117,874)
   for cash                                           732,126        2,266       226,666              --          729,860
                                                 -------------    ---------    ------------    -----------    --------------
Balance - September 30, 1999                     $(3,011,665)     $ 42,725     4,272,470       $      --      $ 1,850,777
Net earnings                                        1,045,910           --            --              --               --
Compensation expense in connection with
   stock options granted (no tax effect)               46,800           --            --              --               --
Issuance of common stock in exchange for
   notes payable                                    1,000,000        1,933       193,333              --          998,067
Proceeds from the initial public offering of
   common stock (net of costs of ($1,869,660)       5,930,340       13,000     1,300,000              --        5,917,340
Transfer from temporary equity                      2,138,060           --            --              --        2,138,060
Purchase and retirement of treasury stock           (350,000)        (538)      (53,766)              --        (349,462)
                                                 -------------    ---------    ------------    -----------    --------------
Balance - September 30, 2000                     $  6,799,445     $ 57,120     5,712,037       $      --      $10,554,782
Net (loss)                                        (5,847,457)           --            --              --               --
Unrealized loss on securities available for       (1,200,000)           --            --              --               --
sale
Dividends and accretion on preferred stock           (63,000)           --            --              --         (63,000)
Purchase and retirement of treasury stock            (15,125)         (33)       (3,333)              --         (15,092)
Purchase of treasury stock                          (652,000)           --            --       (652,000)               --
Beneficial conversion feature of
   convertible debt                                 1,213,747           --            --              --        1,213,747
Warrants issued in connection with
   issuance of convertible debt                        88,000           --            --              --           88,000
Compensation expense in connection with
   stock options granted (no tax effect)               67,900           --            --              --               --


                                                                        Accumulated
                                                                           Other
                                                     Deferred          Comprehensive        Accumulated
                                                   Compensation            Loss               Deficit
                                                 ----------------    ------------------    ---------------
Balance - October 1, 1998                        $    (161,500)      $            --       $ (3,263,424)
Net (loss)                                                   --                   --         (1,527,043)
Compensation expense in connection with
   stock options granted (no tax effect)                 46,800                   --                  --
Issuance of common stock in connection
   with acquisition                                          --                   --                  --
Issuance of common stock in exchange for
   notes payable                                             --                   --                  --
Proceeds from the private placement of
   common stock (net of costs of $117,874)
   for cash                                                  --                   --                  --
                                                 ----------------    ------------------    ---------------
Balance - September 30, 1999                     $    (114,700)      $            --       $ (4,790,467)
Net earnings                                                 --                   --           1,045,910
Compensation expense in connection with
   stock options granted (no tax effect)                 46,800                   --                  --
Issuance of common stock in exchange for
   notes payable                                             --                   --                  --
Proceeds from the initial public offering of
   common stock (net of costs of ($1,869,660)                --                   --                  --
Transfer from temporary equity                               --                   --                  --
Purchase and retirement of treasury stock                    --                   --                  --
                                                 ----------------    ------------------    ---------------
Balance - September 30, 2000                     $     (67,900)                   --       $ (3,744,557)
Net (loss)                                                   --                   --         (5,847,457)
Unrealized loss on securities available for                  --          (1,200,000)                  --
sale
Dividends and accretion on preferred stock                   --                   --                  --
Purchase and retirement of treasury stock                    --                   --                  --
Purchase of treasury stock                                   --                   --                  --
Beneficial conversion feature of
   convertible debt                                          --                   --                  --
Warrants issued in connection with
   issuance of convertible debt                              --                   --                  --
Compensation expense in connection with
   stock options granted (no tax effect)                 67,900                   --                  --


                         See accompanying summary of accounting policies and notes to financial statements.

                                                    STRATUS SERVICES GROUP, INC.
                                            Statement of Stockholders' Equity - Continued


                                                                                                               Additional
                                                                        Common Stock            Treasury         Paid-In
                                                    Total          Amount         Stock          Stock           Capital
                                                 -------------    ---------    ------------    -----------    --------------
Beneficial conversion feature of convertible
   debt redeemed                                    (631,881)           --            --              --        (631,881)
Conversion of convertible debt                        429,448        5,194       519,394         652,000        (227,746)
Issuance of common stock in connection
   with acquisition                                        --        4,000       400,000              --          (4,000)
Proceeds from the private placements of
common stock (net of costs of $432,228)
   for cash                                         1,002,772       14,497     1,449,666              --          988,275
Issuance of shares for services provided               30,000          300        30,000              --           29,700
Issuance of stock in exchange for investment           61,000          500        50,000              --           60,500
Issuance of stock with put options                         --          600        60,000              --            (600)
                                                 -------------    ---------    ------------    -----------    --------------
Balance - September 30, 2001                     $  1,282,849     $ 82,178     8,217,764       $      --      $11,992,685
                                                 =============    =========    ============    ===========    ==============


                                                                       Accumulated
                                                                          Other
                                                    Deferred          Comprehensive        Accumulated
                                                  Compensation            Loss               Deficit
                                                 ---------------    ------------------    ---------------
Beneficial conversion feature of convertible
   debt redeemed                                            --                   --                  --
Conversion of convertible debt                              --                   --                  --
Issuance of common stock in connection
   with acquisition                                         --                   --                  --
Proceeds from the private placements of
common stock (net of costs of $432,228)
   for cash                                                 --                   --                  --
Issuance of shares for services provided                    --                   --                  --
Issuance of stock in exchange for investment                --                   --                  --
Issuance of stock with put options                          --                   --                  --
                                                 ---------------    ------------------    ---------------
Balance - September 30, 2001                     $          --      $   (1,200,000)       $ (9,592,014)
                                                 ===============    ==================    ===============


                         See accompanying summary of accounting policies and notes to financial statements.

                                              STRATUS SERVICES GROUP, INC.
                                           Statements of Comprehensive Income

                                                                           Years Ended September 30,
                                                                           -------------------------
                                                                2001                  2000                 1999
                                                                ----                  ----                 ----

Net earnings (loss)                                        $  (5,847,457)       $     1,045,910       $   (1,527,043)

Unrealized loss on securities available for sale              (1,200,000)                    --                    --
                                                           ---------------      -----------------     ----------------

Comprehensive income (loss)                                $  (7,047,457)       $     1,045,910       $   (1,527,043)
                                                           ===============      =================     ================








                   See accompanying summary of accounting policies and notes to financial statements.

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -          NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  ----------------------------------------------------------
                  POLICIES
                  --------
                  OPERATIONS
                  ----------
                  Stratus Services Group, Inc. (the "Company") is a national provider of staffing and productivity consulting services. As of September 30, 2001, the Company operated a network of thirty-five offices in ten states.

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

                  LIQUIDITY
                  ---------

                  At September 30, 2001, the Company had limited liquid resources. Current liabilities were $14,503,820 and current assets were $12,957,821. The difference of $1,545,999 is a working capital deficit which is primarily the result of losses incurred during each of the three quarters ended September 30, 2001. Management believes that the liquidity position is currently manageable, but the working capital deficit will remain until additional capital is raised.

                  On January 24, 2002 the Company entered into an agreement to sell the assets of its Engineering Division (see
                  Note 24). Approximately $1,796,000 of working capital will be received by the Company from this transaction.

                  REVENUE RECOGNITION
                  -------------------
                  The Company recognizes revenue as the services are performed by its workforce. The Company's customers are billed weekly. At balance sheet dates, there are accruals for unbilled receivables and related compensation costs. The Company believes its revenue recognition policies do not significantly differ from SAB 101.

                  USE OF ESTIMATES
                  ----------------
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  CASH EQUIVALENTS AND CONCENTRATION OF CASH
                  ------------------------------------------
                  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                  RECLASSIFICATION
                  ----------------
                  Certain items in the Statements of Cash Flows for the years ended September 30, 1999 and 2000 have been reclassified to conform to the year ended September 30, 2001 presentation.

                  COMPREHENSIVE INCOME (LOSS)
                  ---------------------------
                  Comprehensive income (loss) is the total of net income (loss) and other non-owner changes in equity including unrealized gains or losses on available-for-sale marketable securities.

                  EARNINGS/LOSS PER SHARE
                  -----------------------
                  The Company utilizes Statement of Financial Accounting Standards No. 128 "Earnings Per Share", (SFAS 128), whereby basic earnings per share ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -          NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  ----------------------------------------------------------
                  POLICIES - CONTINUED
                  --------
                  EARNINGS/LOSS PER SHARE
                  -----------------------
                  Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented.

                                                                             Year Ended September 30,
                                                                     2001                2000               1999
                                                                     ----                ----               ----
                 Numerator:
                 Basic EPS
                     Net earnings (loss)                        $ (5,847,457)       $   1,045,910       $ (1,527,043)
                     Dividends and accretion on
                         preferred stock                               63,000                  --                  --
                                                                ----------------    ----------------    --------------
                 Net earnings (loss) attributable to
                     common stockholders                        $ (5,910,457)       $   1,045,910       $ (1,527,043)
                                                                ================    ================    ==============

                 Denominator:
                 Basic EPS
                     Weighted average shares outstanding            5,996,134           4,931,914           3,828,530
                                                                ----------------    ----------------    --------------
                     Per share amount                           $       (.99)       $         .21       $       (.40)
                                                                ================    ================    ==============

                 Effect of stock options and warrants                      --             291,594                  --

                 Dilutive EPS
                     Weighted average shares outstanding
                         including incremental shares               5,996,134           5,223,508           3,828,530
                                                                ----------------    ----------------    --------------
                     Per share amount                           $       (.99)       $         .20       $       (.40)
                                                                ================    ================    ==============

                  INVESTMENT
                  ----------
                  The investment represents securities available for sale which are stated at fair value. Unrealized holding gains and losses are reflected as a net amount in accumulated other comprehensive loss until realized. There were no gross realized gains and losses on sales of available-for-sale securities for the years ended September 30, 2001, 2000 and 1999. At September 30, 2001, the Company's securities available-for-sale consisted of an investment in a publicly-traded foreign company (see note 4).

                  PROPERTY AND EQUIPMENT
                  ----------------------
                  Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets as follows:

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

                  GOODWILL
                  --------
                  Goodwill is amortized on a straight-line basis over fifteen years except for acquisitions after June 30, 2001 where goodwill is not being amortized.

                  Periodically, the Company will determine if there has been a permanent impairment of goodwill by comparing anticipated undiscounted cash flows for operating activities of acquired businesses with

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -          NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  ----------------------------------------------------------
                  POLICIES - CONTINUED
                  --------
                  GOODWILL
                  --------
                  the carrying value of the related goodwill. In this connection the Company charged $700,000 to operations in the year ended September 30, 2001.

                  FACTORING
                  ---------
                  The Company's factoring agreement (see Note 5) with a financing institution ("factor") has been accounted for as a sale of receivables under Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities". ("SFAS" No. 125)

                  FAIR VALUES OF FINANCIAL INSTRUMENTS
                  ------------------------------------
                  Fair values of cash and cash equivalents, accounts receivable, due from factor, accounts payable and short-term borrowings approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the financial statements.

                  STOCK - BASED COMPENSATION
                  --------------------------
                  Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS" 123") allows a company to adopt a fair value based method of accounting for its stock-based compensation plans or continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company accounts for stock-based compensation in accordance with the provisions of APB No. 25, and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                  INCOME TAXES
                  ------------
                  The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

                  ADVERTISING COSTS
                  -----------------
                  Advertising costs are expensed as incurred. The expenses for the years ended September 30, 2001, 2000 and 1999 were $189,000, $185,000 and $133,000, respectively, and are included in selling, general and administrative expenses.

                  IMPAIRMENT OF LONG-LIVED ASSETS
                  -------------------------------
                  The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

                  NEW ACCOUNTING PRONOUNCEMENTS
                  -----------------------------
                  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended by SFAS 138, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement did not have a material impact on the Company's financial position and results of operations.

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -          NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  ----------------------------------------------------------
                  POLICIES - CONTINUED
                  --------
                  NEW ACCOUNTING PRONOUNCEMENTS
                  -----------------------------
                  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes its revenue recognition policies do not significantly differ from SAB 101.

                  In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which is a replacement of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement did not have a material impact on the Company's financial position and results of operations.

                  In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires that acquired intangible assets be recognized as assets apart from goodwill if they meet one of the two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations.

                  In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment.

                  Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At September 30, 2001, the Company's net goodwill was approximately $7,815,000, and annual amortization of such goodwill was approximately $341,000. The Company expects to adopt SFAS No. 142 during its first fiscal quarter of fiscal 2003. Because of the extensive effort required to comply with the remaining provisions of SFAS Nos. 141 and 142, the Company cannot reasonably estimate the impact on its financial statements of these provisions beyond discontinuing amortization.

                  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that this statement will have a material impact on its financial position and results of operations.

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 -          INITIAL PUBLIC OFFERING
                  -----------------------
                  On May 5, 2000, the Company completed its initial public offering ("IPO") of 1,300,000 shares of common stock at a price of $6.00 per share, generating net proceeds of approximately $5,930,000 after deducting underwriters discounts and offering costs of approximately $1,870,000.

NOTE 3 -          ACQUISITIONS
                  ------------
                  On January 4, 1999, the Company entered into an asset purchase agreement with B&R Employment, Inc. ("B&R"). The Company purchased certain assets including office equipment, furniture and fixtures, sales and operating records, customer contracts and agreements, vendor lists, and seller's licenses and certificates. The purchase price was $2,400,000, consisting of notes for $1,880,000 and the issuance of 34,667 shares of the Company's common stock. B&R had a put option to sell these shares back to the Company at $15 per share, provided that the Company did not conduct an initial public offering within twenty-four months. As a result of the IPO, $520,000 of "Temporary equity - put options" representing 34,667 shares in connection with the acquisition was transferred to additional paid-in capital. In February 2000, the Company entered into a debt-equity conversion agreement with B&R whereby, B&R agreed to convert, except for $666,000, the amounts due under the notes payable-acquisition, including accrued interest, into shares of the Company's common stock upon the Company's initial public offering of securities. The number of shares to be issued was based on the offering price in the initial public offering. In April 2000, the agreement was amended to provide that B&R would convert $500,000 into shares of the Company's common stock. Accordingly, upon the completion of the IPO, B&R was issued 83,333 shares of the Company's common stock and the notes were paid in full.

                  In connection with this acquisition, the Company entered into an employment and a non-compete agreement for a three-year period with the sole stockholder of B&R. The excess of cost paid over net assets acquired resulted in goodwill of $2,414,903, computed as follows:

                 Net assets acquired
                      Office equipment                                                $           7,000
                      Amounts paid
                          Notes payable (net of $35,527 discount)                             1,844,473
                          Issuance of common stock and put options                              520,000
                          Finders' fees                                                          57,430
                                                                                      -------------------
                                                                                              2,421,903

                                                                                      -------------------

                      Excess of amounts paid over net assets acquired - goodwill      $       2,414,903
                                                                                      ===================

                  On June 26, 2000, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of eight offices of Tandem, a division of Outsource International, Inc. ("Outsource"). The purchase price was $1,300,000, of which $800,000 was paid in cash at the closing and the remaining $500,000 was represented by two promissory notes. The first note, representing $400,000 was payable in two installments of $200,000 plus accrued interest at 8.5% a year, within 90 days and 180 days after closing. The second note, representing $100,000 bears interest at 8.5% a year and is payable in twelve equal monthly installments beginning January 1, 2001. As of September 30, 2001, the Company paid only two installments on the second note and the balance of approximately $83,000 is included in the current portion of "Notes payable - acquisitions" on the attached balance sheet as of September 30, 2001.

                  The excess of cost paid over net assets acquired resulted in goodwill of $1,562,693, computed as follows:

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 3 -          ACQUISITIONS - CONTINUED
                  ------------

                  Net assets acquired
                      Furniture and equipment                                         $             38,175
                      Accrued holiday and vacation pay                                            (47,000)
                                                                                      ---------------------
                                                                                                   (8,825)
                                                                                      ---------------------
                  Amounts paid
                      Cash                                                                         800,000
                      Notes payable                                                                500,000
                      Finder's fees and other costs                                                253,868
                                                                                      ---------------------
                                                                                                 1,553,868
                                                                                      ---------------------

                      Excess of amounts paid over net assets acquired - goodwill      $          1,562,693
                                                                                      =====================

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

                  Net assets acquired
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
                                                                                      =====================

                  On January 2, 2001, the Company purchased substantially all of the tangible and intangible assets of Cura Staffing, Inc. and The WorkGroup Professional Services, Inc. The purchase price was $175,000 of which $100,000 was paid in cash at the closing and the remaining $75,000 was represented by a 90-day promissory note for $50,000 and $25,000 payable $5,000 a month beginning after the payment of the 90-day promissory note. The promissory note bears interest at 6% a year. As of September 30, 2001, the Company has not paid a portion of the $50,000 note and the entire $25,000 note. The balance of approximately $31,000 is included in the current portion of "Notes payable - acquisitions" on the attached balance sheet as of September 30, 2001.

                  The excess of cost paid over net assets acquired resulted in goodwill of $228,144, computed as follows:

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 -          ACQUISITIONS - CONTINUED

                  Net assets acquired
                      Furniture and equipment                                         $             11,000
                      Accrued holiday and vacation pay                                             (12,000)
                                                                                      ---------------------
                                                                                                    (1,000)
                                                                                      ---------------------
                      Amounts paid
                             Cash                                                                  100,000
                             Note payable and other payables                                        75,000
                             Finder's fees and other costs                                          52,144
                                                                                      ---------------------
                                                                                                   227,144
                                                                                      ---------------------

                      Excess of amounts paid over net assets acquired - goodwill      $            228,144
                                                                                      =====================

                  On July 27, 2001, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable of the clerical and light industrial staffing division of Source One Personnel, Inc. ("Source One"). As a result of the acquisition, the Company will expand its presence in the Philadelphia to New York corridor.

                  The initial purchase price for the assets was $3,400,000, of which $200,000, in cash, and 400,000 shares of the Company's restricted common stock were paid at the closing and the remaining $2,400,000 was represented by two promissory notes. In addition, Source One is entitled to earnout payments based upon the acquired business achieving certain performance levels during each of the three fiscal years beginning October 1, 2001. There was an additional $42,163 of costs incurred in connection with the acquisition. The first note, representing $600,000, is payable in one installment of $600,000 plus accrued interest at 7% per year, at 180 days after the closing. The second note, representing $1,800,000 bears interest at 7% per year and is payable over a four-year period in equal quarterly payments beginning 120 days after the closing. Source One has agreed to allow the Company to defer the payment of the first note and the February 2002 installment of the second note until the earlier of the receipt of the proceeds from the sale of the Company's Engineering Division (see Note 24) or April 30, 2002. Source One has a put option to sell the shares back to the Company at $2 per share between 24 months after the closing and final payment of the second note, but not less than 48 months.

                  The following table summarizes the fair value of the assets acquired at the date of acquisition based upon a third-party valuation of certain intangible assets:

                                 Property and Equipment     $    105,000
                                 Intangible assets               636,300
                                 Goodwill                      2,700,863
                                                            -------------

                                 Total assets acquired      $  3,442,163
                                                            =============

                  Of the $636,300 of intangible assets, $127,300 was assigned to a covenant-not-to-compete and $509,000 was assigned to the customer list. The intangible assets are being amortized over their estimated useful life of four years. Goodwill is not being amortized under the provision of SFAS No. 142. All of the goodwill is expected to be deductible for tax purposes.

                  The above acquisitions have been accounted for as purchases. The results of operations are included in the Company's statements of operations from the effective date of acquisition.

                  The unaudited pro forma results of operations presented below assume that the acquisitions had occurred at the beginning of fiscal 2000. This information is presented for informational purposes only and include certain adjustments such as goodwill amortization resulting from the acquisitions and interest expense related to acquisition debt.

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 -          ACQUISITIONS - CONTINUED


                                                                        Year Ending September 30,
                                                                         2001                  2000
                                                                         ----                  ----
                  Revenues                                         $   74,803,000        $   82,593,000

                  Net earnings (loss) attributable to
                      common stockholders                             (5,261,000)             2,408,000

                  Net earnings (loss) per share attributable
                      to common stockholders
                          Basic                                    $        (.88)        $          .49
                          Diluted                                  $        (.88)        $          .46

                  The maturities on notes payable-acquisitions are as follows:

                           Year Ending September 30
                  -------------------------------------------
                          2002           $       1,110,726
                          2003                     435,875
                          2004                     467,197
                          2005                     500,775
                                         --------------------
                                         $       2,514,573
                                         ====================

NOTE 4 -          TRANSACTIONS WITH ARTISAN (UK) PLC

                  On June 26, 2001, the Company entered into an agreement to purchase 63,025,000 ordinary shares, representing 26.3% of the outstanding shares of enterpriseAsia. com ("EPA"), a London AIM listed company, from Artisan (UK) plc ("Artisan"). In exchange, the Company agreed to issue to Artisan 850,837 shares of the Company's Series A preferred stock. The Series A preferred stock pays cumulative dividends at $.21 per share per year, payable semi-annually, commencing on December 31, 2001. Beginning on October 1, 2001 the preferred stock shares are convertible at the option of the holder into shares of the Company's common stock on a one-for-one basis. On June 30, 2008, the Company will be required to redeem any shares of Series A preferred stock outstanding at a redemption price of $3.00 per share together with accrued and unpaid dividends, payable, at the Company's option, either in cash or in shares of common stock. This transaction was consummated, effective August 15, 2001.

                  The cost of the investment in EPA and value assigned to the preferred stock issued was based upon the market price per share of EPA on the date the transaction was consummated. Accordingly, the original cost of the investment was $1,592,000 and, therefore, the 850,837 shares of preferred stock were assigned a value of $1.87 per share.

                  On July 3, 2001, the Company received $900,000 from Artisan.com Limited ("Artisan.com"), a company affiliated with Artisan, in exchange for 900,000 shares of the Company's common stock in a private placement. The transaction was in accordance with an agreement dated June 26, 2001 between the Company and Artisan.com. The agreement provides that the Company may offer and Artisan.com may buy additional shares of the Company's common stock not exceeding $2,200,000 between August 15, 2001 and December 31, 2001. The price per share is the average market price per share over the five trading days immediately preceding the issuance of the shares.

                  In connection with the transactions with Artisan and Artisan.com, the Company issued 608,096 shares of its Series A preferred stock and 30,000 shares of its common stock for finders' fees to third parties.

                  The value of the preferred stock and common stock issued for finders' fees was allocated to the investment in EPA and a reduction to additional paid-in capital based on the relative value of the original investment of $1,592,000 and the $900,000 received for the 900,000 shares of the

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 -          TRANSACTIONS WITH ARTISAN (UK) PLC - CONTINUED

                  Company's common stock. Accordingly, the original cost of the investment in EPA increased by $757,000 and additional paid-in capital was reduced by $417,700.

                  The Company is unable to exercise significant influence over EPA's operating and financial policies. Therefore, the investment in EPA is classified as available-for-sale securities and reported at fair value in the attached balance sheet.

NOTE 5 -          FACTORING AGREEMENT

                  The Company had a factoring agreement under which it was able to sell up to $3,000,000 of qualified trade accounts receivable, with limited recourse provisions. The Company was required to repurchase or replace any receivable remaining uncollected for more than 90 days. During the years ended September 30, 2001, 2000 and 1999, gross proceeds from the sale of receivables was $10,204,208, $34,179,692 and $25,227,640, respectively.

                  On December 12, 2000, the Company terminated its agreement with the factor. As part of the termination agreement, the Company repurchased all accounts receivable from the factor with proceeds from a new line of credit (See note 6).

NOTE 6 -          LINE OF CREDIT

                  On December 12, 2000, the Company entered into a loan and security agreement with a lending institution whereby the Company can borrow up to 90% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company's tangible net worth (as defined). Borrowings under the agreement bear interest at 1 1/2% above the prime rate and are collateralized by substantially all of the Company's assets. The agreement expires on June 12, 2002. Approximately $5,100,000 of the initial borrowing under this agreement was used to repurchase accounts receivable from the factor (see Note 5). The prime rate at September 30, 2001 was 6%.

NOTE 7 -          PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following as of September 30:


                                                                       2001                    2000
                                                                 ------------------    ---------------------
                  Furniture and fixtures                         $         614,980     $         206,307
                  Office equipment                                         109,498                72,729
                  Computer equipment                                     1,130,301               810,226
                  Computer software                                        244,095               113,500
                  Vans                                                     216,319               208,570
                                                                 ------------------    ---------------------
                                                                         2,315,193             1,411,332
                  Accumulated depreciation                               (702,977)             (292,707)
                                                                 ------------------    ---------------------
                  Net property and equipment                     $       1,612,216     $       1,118,625
                                                                 ==================    =====================


NOTE 8 -          INTANGIBLE ASSETS

                  Intangible assets consist of the following as of September 30:

                                                                       2001                    2000
                                                                 ------------------    ---------------------
                  Goodwill                                       $       7,814,822     $       4,030,096
                  Covenant-not-to-compete                                  127,300                    --
                  Customer list                                            509,000                    --
                  Less:   accumulated amortization                       (672,694)             (313,558)
                  Less:   impairment loss                                (700,000)                    --
                                                                 ------------------    ---------------------
                                                                 $       7,078,428     $       3,716,538
                                                                 ==================    =====================

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 -          JOINT VENTURE

                  The Company provides information technology staffing services through a joint venture, Stratus Technology Services, LLC ("STS"), in which the Company has a 50% interest. A son of the Chief Executive Officer of the Company and the Secretary and General Counsel of the Company have a minority interest in the other 50% venturer. STS commenced operations during the year ended September 30, 2001. The Company's loss from operations of STS of $6,933 for the year ended September 30, 2001 is included in other revenue (expense) on the statements of operations.

NOTE 10 -         LOANS PAYABLE

                  Loans payable consist of the following as of September 30:


                                                                            2001                   2000
                                                                      ------------------    -------------------
                 Notes, secured by vans with a book value
                     of $147,528 as of  September 30, 2001      (i)   $         134,698     $         161,712
                 18% promissory notes                          (ii)             240,000                    --
                 Stock repurchase note                         (iii)            248,834                    --
                 Other                                                           15,000                    --
                                                                      ------------------    -------------------
                                                                                638,532               161,712
                 Less current portion                                         (347,289)              (27,012)
                                                                      ------------------    -------------------
                 Current portion                                      $         291,243     $         134,700
                                                                      ==================    ===================

                  (i) Payable $3,453 per month, including interest at 9.25% to 10% a year.
                  (ii) Due in April 2002 interest is payable monthly at 18% a year. In addition, the Company issued 60,000 shares of its common stock to the noteholders. The noteholders have the right to demand the repurchase by the Company of the shares issued, until the notes are paid in full, at $1.00 per share plus 15% interest. Accordingly, $9,000 was charged to interest expense in the year ended September 30, 2001 and $69,000, representing the put option plus interest, is included in "Temporary equity - put options" on the attached balance sheet as of September 30, 2001.
                  (iii) Promissory note issued in January 2001 in connection with the purchase of treasury stock. Note is payable $8,000 per month, including interest at 15% a year.

                  The maturities on loans payable are as follows:
                           Year Ending September 30
                  -------------------------------------------
                          2002           $         347,289
                          2003                     105,345
                          2004                     120,317
                          2005                      65,581
                                         --------------------
                                         $         638,532
                                         ====================

                  Other loans aggregating $600,000 were settled by the issuance of 160,000 shares of the Company's common stock at $3.75 per share during the year ended September 30, 1999. Other loans during the year ended September 30, 2000, aggregating $100,000, $200,000 and $200,000, were settled by the issuance of 26,667 shares at $3.75 per share and 50,000 shares at $4.00 per share and 33,333 shares at $6.00 per share, respectively.

NOTE 11 -         RELATED PARTY TRANSACTIONS

                  CONSULTING AGREEMENT

                  The son of the Chief Executive Officer of the Company provides consulting services to the Company. Consulting expense was $281,000, $156,000 and $107,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

                  The Company has paid consulting fees to an entity whose stockholder is another son of the Chief Executive Officer of the Company. Consulting fees amounted to $119,000, $9,000 and $23,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 -         RELATED PARTY TRANSACTIONS - CONTINUED

                  REVENUES

                  The Company provided payroll services to an entity whose Chief Executive Officer is the son of the Chief Executive Officer of the Company. Revenues related thereto for the years ended September 30, 2001, 2000 and 1999, were $-0-, $364,000 and
                  $1,392,000, respectively. In August 1999, $663,000 of accounts receivable from this related party was converted into a note of $1,017,000. The difference was attributable to interest, which has not been accrued by the Company since all of the receivable had previously been reserved for as a doubtful account. All of the doubtful accounts receivable arose prior to the entity becoming a related party. The accounts receivable were generated through December 1998 and the entity became a related party in March 1999. In September 1999, the Company had agreed to accept 500,000 shares of the related party's common stock as full payment for the note. Although the shares of the related party's common stock were publicly traded, the 500,000 shares held by the Company were restricted at the time of issuance. Accordingly, the investment was valued at $-0-. Subsequent thereto, the related party filed for bankruptcy and discontinued its operations.

                  The Company also provided payroll services to a non-public entity whose common stock is owned 50% by the Chief Executive Officer of the Company. For the years ended September 30, 2001, 2000 and 1999, revenues were $-0-, $-0- and $304,000, respectively.

                  In August 1999, the Chief Executive Officer of the Company and his son agreed to exchange, effective June 30, 1999, $440,000 of notes payable by the Company to them, plus accrued interest of $52,762 for 131,403 shares of the Company's common stock. The stock was valued at $3.75 per share, which represented fair value based on the latest stock transactions and no gain or loss was recorded on the transaction.

                  SALE OF COMMON STOCK

                  During the year ended September 30, 2001, the Company sold 382,999 shares of its common stock in private placements to relatives of the Chief Executive Officer of the Company at prices approximating the then current market of $.93 to $1.43 per share, for total gross proceeds of $410,000, less expenses of $5,958.

NOTE 12 -         ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                                  2001                    2000
                                                            -----------------      -------------------
                 Accounts payable                           $      2,513,749       $         980,880
                 Accrued compensation                                285,022                  94,457
                 Workers' compensation claims reserve                273,657                      --
                 Accrued other                                       349,368                  96,811
                                                            -----------------      -------------------
                                                            $      3,421,796       $       1,172,148
                                                            =================      ===================

NOTE 13 -         INCOME TAXES

                  Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities follow:


                                                                         2001                     2000
                                                                  -------------------     ---------------------
                  Current assets and liabilities
                       Allowance for doubtful accounts            $         220,000                 102,000
                       Allowance for recourse obligation                         --       $          12,000
                       Net operating loss carryforward                           --                 340,000
                       Valuation allowance                                (220,000)               (114,000)
                                                                  -------------------     ---------------------
                  Net current deferred tax asset                  $              --       $         340,000
                                                                  ===================     =====================

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 -         INCOME TAXES - CONTINUED

                  Non-current assets and liabilities
                       Net operating loss carryforward            $       2,694,000       $         462,000
                       Stock compensation                                        --                  27,000
                       Depreciation                                              --                 (5,000)
                       Valuation allowance                              (2,694,000)               (484,000)
                                                                  -------------------     ---------------------
                  Net non-current deferred tax asset (liability)  $              --       $              --
                                                                  ===================     =====================


                  The change in valuation allowances was an increase of $2,316,000 and a decrease of $560,000 for the years ended
                  September 30, 2001 and 2000, respectively.

                                                                 2001               2000                1999
                                                            ---------------    ----------------    ---------------
                Income taxes (benefit) is comprised of:

                     Current                                $         --       $         --        $        --
                     Deferred                                (1,976,000)            220,000                 --
                     Change in valuation allowance             2,316,000          (560,000)                 --
                                                            ---------------    ----------------    ---------------
                                                            $    340,000       $  (340,000)        $        --
                                                            ===============    ================    ===============


                  At September 30, 2001, the Company has available the following federal net operating loss carryforwards for tax purposes:

                           Expiration Date
                             Year Ending
                            September 30,
                  ----------------------------

                                 2012                $     123,000
                                 2018                    1,491,000
                                 2019                      392,000
                                 2021                    4,730,000

                  The utilization of the net operating loss carryforwards may be limited due to changes in control.

                  The effective tax rate on net earnings (loss) varies from the statutory federal income tax rate for periods ended September 30, 2001, 2000 and 1999.


                                                               2001                 2000                 1999
                                                          ----------------    ------------------    ----------------
                  Statutory rate                                  (34.0)%            34.0%              (34.0)%
                  State taxes net                                  (6.0)              6.0                (6.0)
                  Other differences, net                           (0.4)              1.4                 1.3
                  Valuation allowance                              40.4             (79.4)               38.7
                  Benefit from net operating loss
                       carryforwards                                  --            (10.2)                 --
                                                          ----------------    ------------------    ----------------
                                                                      --%           (48.2)%                --%
                                                          ================    ==================    ================

NOTE 14 -         CONVERTIBLE DEBT

                  At various times during the year ended September 30, 2001, the Company issued, through private placements, a total of $3,643,402 of convertible debentures. The debentures bear interest at 6% a year, payable quarterly and have a maturity date of five years from issuance. Each debenture is convertible after 120 days from issuance into the number of shares of the Company's common stock determined by dividing the principal amount of the debenture by the lesser of (a) 120% of the closing bid price of the common stock on the trading day immediately preceding the issuance date or (b) 75% of the average closing bid price of the common stock for the five trading days

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 14 -         CONVERTIBLE DEBT - CONTINUED

                  immediately preceding the date of the conversion. The Company has the right to prepay any of the debentures at any time at a prepayment rate that varies from 115% to 125% of the amount of the debenture depending on when the prepayment is made.

                  The discount arising from the 75% beneficial conversion feature aggregated $1,213,747 and is charged to interest expense during the period from the issuance of the debenture to the earliest time at which the debenture becomes convertible.

                  Deferred finance costs incurred in connection with the issuance of the debentures aggregated approximately $738,000 and is being amortized over the five year term of the debentures. Included in the $738,000 is $88,000 for 50,000 five-year $5.00 warrants and 100,000 five-year $7.50 warrants issued as finders' fees. In addition, the Company paid approximately $280,000 in exchange for extending the earliest conversion date and the maturity date by an additional 120 days on approximately $1,048,500 of debentures. This amount was charged to deferred finance costs and is being amortized over 120 days. Included in interest expense for the year ended September 30, 2001 is approximately $146,000 for amortization of deferred finance costs in connection with the debentures.

                  During the year ended September 30, 2001, the Company redeemed $1,897,220 of debentures resulting in a loss of approximately $71,000 which is included in "Other income (expense)" in the statement of operations. The loss is comprised of prepayment premiums ($326,000), and the write-off of deferred finance costs ($377,000), less the amount of the beneficial conversion feature ($632,000).

                  During the year ended September 30, 2001, $542,500 of debentures were converted into 628,060 shares of common stock at prices ranging from $.85 to $.90 per share. The Company issued 108,666 shares of treasury stock to a debenture holder in connection with a conversion.

                  The balance of the convertible debt on the attached balance sheet as of September 30, 2001 is net of unamortized discount of $78,285 and is due at various dates in the year ended September 30, 2006.

NOTE 15 -         PREFERRED STOCK

                  The Company has authorized 5,000,000 shares of preferred stock of which 1,458,933 shares have been designated as Series A preferred stock and issued in connection with transactions with Artisan (see Note 4).

                  The difference between the carrying value and redemption value of the preferred stock is being accreted through a charge to additional paid-in-capital through the June 30, 2008 redemption date.

NOTE 16 -         OTHER CHARGES

                  During the year ended September 30, 2001, the Company discontinued negotiations to sell the Engineering Division and discontinued efforts to make certain acquisitions. In this connection, costs associated with these activities were charged to operations. The Company also charged operations for costs incurred in connection with various financing not obtained and costs associated with closed offices. The total charged to operations for the foregoing was $460,800.

                  In September 2001, the Company placed 1,500,000 of unregistered shares of its common stock into an escrow account in anticipation of receiving a loan which was to be collateralized by the shares of common stock. The loan transaction was never consummated, but in October 2001 the shares were illegally transferred out of the escrow account by a third party. Subsequent thereto, all but 89,600 shares were returned to the Company and cancelled. The Company recorded a $59,000 charge to operations in the year ended September 30, 2001, representing the market value of the shares not returned. The 89,600 shares will be recorded as issued shares in the quarter ended December 31, 2001 and $59,000 will be credited to stockholders' equity.

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 17 -         COMMITMENTS AND CONTINGENCIES
                  OFFICE LEASES

                  The Company leases offices and equipment under various leases expiring through 2006. Monthly payments under these leases are $36,000.

                  The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of September 30, 2001.

                        For the Years Ending
                            September 30,
                  ----------------------------------

                                2002                        $         548,000
                                2003                                  434,000
                                2004                                  298,000
                                2005                                  263,000
                                2006                                  224,000

                  Rent expense was $697,000, $356,000 and $342,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

                  OTHER

                  From time to time, the Company is involved in litigation incidental to its business including employment practices claims. There is currently no litigation that management believes will have a material impact on the Company's financial portion.

NOTE 18 -         TEMPORARY EQUITY

                  Certain stockholders of the Company may have had a right to pursue claims against the Company as a result of possible technical violations of the laws and regulations governing the private placement and issuance of securities. Accordingly, the Company had recorded the original total proceeds of the sale of the shares to these certain stockholders in the amount of $1,618,060 as temporary equity - common shares in the balance sheet. The Company made a rescission offer to stockholders holding approximately 2.8 million shares, pursuant to which the Company offered to repurchase the shares at their original purchase price (plus applicable interest) which ranged from $0.75 to $3.75 per share. As a result of no one accepting the rescission offer during the rescission period and the expiration, in certain cases, of applicable statutes of limitation, the $1,618,060 of temporary equity - common shares was transferred to additional paid-in capital during the year ended September 30, 2000.

                  At September 30, 2001 "Temporary equity - put options" is comprised of $800,000 for put options on 400,000 shares of the Company's stock issued in connection with the acquisition of Source One (see Note 3) and $69,000 for put options on 60,000 shares of the Company's stock (see Note 10).

NOTE 19 -         STOCK OPTIONS AND WARRANTS

                  The Company has issued stock options to employees with terms of five to ten years. The options may be exercised for 2,107,741 shares.

                  In addition, the Company has issued to the Chief Executive Officer of the Company, options to acquire 1,000,000 shares at $6.00 per share and 500,000 shares at $1.10 per share. These options have a ten-year term and are exercisable at the earlier of five years or when the Company achieves earnings of $1.00 per share in a fiscal year. These options will be forfeited if the Chief Executive Officer leaves the employment of the Company.

                  Pro forma information regarding net income and earnings per share is required by the Financial Accounting Standards Board Statement ("FASB No. 123"), and has been determined as if the

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 19 -         STOCK OPTIONS AND WARRANTS - CONTINUED

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

                  The following weighted-average assumptions were used:


                                                                    September 30,
                                                      2001              2000               1999
                                                  --------------    --------------    ---------------
                  Risk- free interest rate                  5%                6%                 5%
                  Dividend yield                            0%                0%                 0%
                  Expected life                      4-7 years         4-7 years            4 years
                  Volatility                               84%               54%               --

                  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                                 For the Years Ended
                                                                                    September 30,
                                                                       2001             2000              1999
                                                                  ---------------   --------------    --------------
                  Pro forma net earnings (loss) attributable
                     to common stockholders                       $(8,064,810)      $   507,051       $ (1,583,829)
                  Pro forma net earnings (loss) per common
                     share attributable to common stockholders
                       Basic                                      $    (1.35)       $       .10       $       (.41)
                       Diluted                                         (1.35)               .10               (.41)

                  Compensation expense under APB 25 for the years ended September 30, 2001, 2000 and 1999 was $67,900, $46,800 and
                  $46,800, respectively.

                  A summary of the Company's stock option activity and related information for the years ended September 30 follows:


                                                                                                Weighted Average
                                                                          Options                Exercise Price
                                                                  ------------------------    ----------------------
                  Outstanding at September 30, 1998                       534,000             $         2.55
                       Granted                                                 --                         --
                       Canceled                                                --                         --
                       Exercised                                               --                         --
                                                                  ------------------------

                  Outstanding at September 30, 1999                       534,000                       2.55
                       Granted                                          1,453,205                       5.91
                       Canceled                                                --                         --
                       Exercised                                               --                         --
                                                                  ------------------------    ----------------------



                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 19 -         STOCK OPTIONS AND WARRANTS - CONTINUED

                  Outstanding at September 30, 2000                     1,987,205                       5.01
                       Granted                                          1,900,000                       2.05
                       Canceled                                         (279,464)                       4.08
                       Exercised                                               --                         --
                                                                  ------------------------    ----------------------
                  Outstanding at September 30, 2001                     3,607,741             $         3.52
                                                                  ========================    ======================
                  Exercisable at September 30, 2001                     1,341,908             $         2.26
                                                                  ========================    ======================

                  The exercise prices range from $1.10 to $6.00 per share.

                  In connection with the IPO, the Company issued 130,000 warrants to its underwriters to purchase shares at $8.70 per share, expiring in 2004. The Company has also issued the following warrants:


                            Number of
                             Warrants                          Price Per Share                   Expiring In
                  -------------------------------         ---------------------------     --------------------------

                              66,667                             $        7.50                      2004
                              65,000                                      4.00                      2005
                              10,000                                      5.00                      2005
                              20,000                                      6.00                      2005
                              16,667                                      0.75                      2006
                              50,000                                      5.00                      2006
                             100,000                                      7.50                      2006


                  Following is a summary of the status of stock options outstanding at September 30, 2001:

                                          Outstanding Options                                   Exercisable Options
                                    ---------------------------------                      -------------------------------
                                                       Weighted
                                                         Average           Weighted                            Weighted
                    Exercise                            Remaining           Average                            Average
                      Price            Number          Contractual         Exercise           Number           Exercise
                                                                                                                Price
                  --------------    --------------    ---------------    --------------    -------------     -------------
                                                           Life              Price
                                                      ---------------    --------------
                  $   1.10            1,500,000         9.5 years        $     1.10          750,000         $       1.10
                      1.50              166,667         0.9 years              1.50          166,667                 1.50
                      3.00              193,333         6.0 years              3.00          172,500                 3.00
                     5.625              690,000         8.8 years             5.625          195,000                5.625
                      6.00            1,057,741         8.5 years              6.00           57,741                 6.00
                                    --------------                                         -------------
                                      3,607,741                                            1,341,908
                                    ==============                                         =============

                  As of September 30, 2001, no stock options or warrants have been exercised.

NOTE 20 -         MAJOR CUSTOMERS

                  The Company had one customer who accounted for 10% and 12% of total revenues for the years ended September 30, 2001 and 2000, respectively, and two customers who accounted for 30% of total revenues for the year ended September 30, 1999. Major customers are those who account for more than 10% of total revenues.

NOTE 21 -         RETIREMENT PLANS

                  The Company maintains two 401(k) savings plans for its employees. The terms of the plan define qualified participants as those with at least three months of service. Employee contributions are discretionary up to a maximum of 15% of compensation. The Company can match up to 20% of the employees' first 5% contributions. The Company's 401(k) expense for the years ended September 30, 2001, 2000 and 1999 was $50,000, $37,000 and $26,000, respectively.

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 22 -         PRIVATE PLACEMENTS

                  In June 2001, the Company entered into an agreement with an investment banker to raise $1,200,000 through the sale of the Company's stock through private placements at a price per share calculated at a 30% discount to the 20-day average of the mean between the closing bid and asked prices. The agreement provides that the Company pays a placement fee to the investment banker of 10% of the gross proceeds received from the private placements and also issues five-year warrants equal to 10% of the number of shares sold at an exercise price equal to the price per share of the private placement. In addition, the Company is to pay the investment banker's expenses in connection with the agreement, not to exceed $50,000. During the year ended September 30, 2001, the Company sold 166,667 shares at $.75 per share under this agreement. In connection therewith, the Company paid $16,250 to the investment banker and issued warrants to purchase 16,667 shares of the Company's common stock.

                  For the year ended September 30, 2001, private placements resulted in the issuance of 1,449,666 shares of common stock (see Notes 4 and 11 above).

                  The Company raised $1,000,000 in gross proceeds through a private placement during the year ended September 30, 1999. Each private placement "unit" was a combination of debt and equity. For each $50,000 unit, the investor received a $50,000 promissory note from the Company and 3,333 shares of the Company's common stock valued at $3.75 per share.

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

NOTE 23 -         SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                           First            Second             Third              Fourth
                                                          Quarter           Quarter           Quarter            Quarter
                                                       ---------------   --------------    --------------     ---------------
           Year ended September 30, 2001:
               Revenues                                $  18,660,417     $  14,460,150     $  14,596,631      $  16,554,507
               Gross profit                                4,298,575         2,938,207         2,833,932          3,179,378
               Net earnings (loss)                           313,499        (2,152,648)       (1,524,508)        (2,483,800) (1)
               Net earnings (loss) attributable to
                  common stockholders                        313,499        (2,152,648)    (1,(1,524,508)        (2,546,800)
           Net earnings (loss) per share
              attributable to common stockholders:
               Basic                                             .05              (.38)             (.26)              (.36)
               Diluted                                           .05              (.38)             (.26)              (.36)

           Year ended September 30, 2000:

               Revenues                                $   7,723,887     $   9,201,351     $   8,859,979      $  15,891,370
               Gross profit                                2,113,870         2,273,985         2,352,357          3,753,697
               Net earnings                                  155,936           161,603           177,896            550,475
           Net earnings per share:
               Basic                                             .04               .04               .03                .10
               Diluted                                           .03               .04               .03                .10

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 23 -         SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - CONTINUED

           Year ended September 30, 1999:
               Revenues                                    5,912,643         7,007,582         8,343,592          8,778,934
               Gross profit                                1,262,905         1,441,052         1,933,089          2,099,451
               Net earnings (loss)                         (997,849)         (756,005)            75,049            151,762
           Net earnings (loss) per share:

               Basic                                           (.27)             (.20)               .02                .05
               Diluted                                         (.27)             (.20)               .02                .05

         (1) Includes a $700,000 charge for loss on impairment of goodwill.

NOTE 24 -         SUBSEQUENT EVENTS

          a. Effective January 1, 2002, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of seven offices of Provisional Employment Solutions, Inc. ("PES"). The initial purchase price was $1,480,000, represented by a $1,100,000 promissory note and 400,000 shares of the Company's common stock. In addition, PES is entitled to earnout payments of 15% of pretax profit of the acquired business up to a total of $1.25 million or the expiration of ten years, whichever occurs first. The note bears interest at 6% a year and is payable over a ten-year period in equal quarterly payments.

           b. On January 24, 2002 the Company entered into an agreement to sell the assets of its Engineering Services Division ("SED") to SEA Consulting Services Corporation. Concurrent with the execution of the agreement the Company transferred 30% interest in SED to Sahyoun, LLC, a company controlled by the President of SED. The agreement provides for a purchase price of $2,200,000 of which the Company will receive 80% ($1,760,000). In addition, the Company will receive additional payments of $250,000 each on June 30, 2002 and December 31, 2002. Closing of the sale is contingent upon shareholder approval and receipt of a fairness opinion by the Company.

                  The pro forma adjustments to the unaudited pro forma balance sheet includes an adjustment to record the Company's 80% share of the cash proceeds of $2,200,000, net of an estimated $330,000 professional fees and other costs related to the transaction, and the additional proceeds to the Company of $500,000 to be received, $250,000 on June 30, 2002 and $250,000 on December 31, 2002, net of $199,610
                  of asset sold, resulting in a gain of $1,796,390, which is shown as an increase to stockholders' equity.

           c. On January 17, 2002 the Company received a Nasdaq Staff Determination, due to its failure to file its Form 10-K for the fiscal period ended September 30, 2001, indicating the Company's noncompliance with the requirement for continued listing set forth in Nasdaq's Marketplace Rule 4310(c)(14), and that its securities are, therefore subject to delisting. On January 24, 2002 the Company submitted a request for a hearing to review the Staff Determination, staying the delisting. There is no assurance the Panel will grant Stratus' request for continued listing.

                          STRATUS SERVICES GROUP, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                    Balance at       Charged to                        Deductions       Balance at
                                   beginning of       bad debt                       (Write-offs of       end of
                                      period           expense         Other (1)       bad debts)         period
                                      ------           -------         ---------       ----------         ------
       September 30:
          2001                    $      255,000   $     $661,000   $       30,000   $    (395,000)   $      551,000
          2000                           703,000               --          142,500        (590,500)          255,000
          1999                            37,000               --          677,000         (11,000)          703,000


ALLOWANCE FOR RECOURSE OBLIGATION

                                    Balance at       Charged to                        Deductions       Balance at
                                   beginning of       bad debt                       (Write-offs of       end of
                                      period           expense         Other (1)       bad debts)         period
                                      ------           -------         ---------       ----------         ------
       September 30:
          2001                    $       30,000   $           --   $     (30,000)   $           --   $           --
          2000                            50,000          122,500        (142,500)               --           30,000
          1999                           795,000          595,000      (1,340,000)               --           50,000


ALLOWANCE FOR INVESTMENT IN RELATED PARTY

                                    Balance at       Charged to                        Deductions       Balance at
                                   beginning of       bad debt                       (Write-offs of       end of
                                      period           expense         Other (1)       bad debts)         period
                                      ------           -------         ---------       ----------         ------
       September 30:
          2001                    $      663,000   $           --   $           --   $    (663,000)   $           --
          2000                           663,000               --               --               --          663,000
          1999                                --               --          663,000               --          663,000


VALUATION ALLOWANCE FOR DEFERRED TAXES

                                    Balance at       Charged to                                         Balance at
                                   beginning of       costs and                                           end of
                                      period        expenses (2)         Other         Deductions         period
                                      ------        ------------         -----         ----------         ------
       September 30:
          2001                    $      598,000   $    2,316,000   $           --   $           --   $    2,914,000
          2000                         1,158,000        (560,000)               --               --          598,000
          1999                         1,015,000          143,000               --               --        1,158,000

(1)      Transfers between valuation accounts.

(2) Reflects the increase (decrease) in the valuation allowance associated with net operating losses of the Company.