Form 10-Q
period 2001-12-31
STRATUS SERVICES GROUP INC
filed 2002-02-13
CIK 1044391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended  December 31, 2001
                                                       -------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                       For the transition period from ___________ to ___________

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



As of February 12, 2002, 9,980,625 shares of the Registrant's common stock were outstanding.

PART I -- FINANCIAL INFORMATION
ITEM 1. -- FINANCIAL STATEMENTS


                                     STRATUS SERVICES GROUP, INC.
                                       Condensed Balance Sheets
                                                Assets



                                                                               December 31, 2001      September 30, 2001
                                                                              -------------------    --------------------
                                                                                  (Unaudited)
Current assets
     Cash and cash equivalents                                                   $     42,332           $    171,822
     Accounts receivable -- less allowance for doubtful
         accounts of $362,000 and $551,000                                          9,888,085              8,540,112
     Unbilled receivables                                                             303,947              1,566,417
     Prepaid insurance                                                              1,390,661              1,436,278
     Investment                                                                     1,256,756              1,166,046
     Prepaid expenses and other current assets                                        116,331                 77,146
     Net assets of discontinued Engineering Division                                  199,610                199,610
                                                                                 ------------           ------------
                                                                                   13,197,722             13,157,431

Property and equipment, net of accumulated depreciation                             1,397,640              1,427,216
Intangible assets, net of accumulated amortization                                  6,939,865              7,078,428
Deferred financing costs, net of accumulated amortization                             341,046                454,878
Other assets                                                                          273,114                150,205
                                                                                 ------------           ------------
                                                                                 $ 22,149,387           $ 22,268,158
                                                                                 ============           ============
                                 Liabilities and Stockholders' Equity
Current liabilities
     Loans payable (current portion)                                             $    368,304           $    347,289
     Notes payable -- acquisitions (current portion)                                1,123,343              1,110,726
     Line of credit                                                                 7,454,127              7,306,581
     Cash overdraft                                                                   286,584                     --
     Insurance obligation payable                                                     296,416                549,460
     Accounts payable and accrued expenses                                          3,437,307              3,421,796
     Accrued payroll and taxes                                                      1,237,015              1,461,738
     Payroll taxes payable                                                            319,020                306,230
                                                                                 ------------           ------------
                                                                                   14,522,116             14,503,820

Loans payable (net of current portion)                                                216,944                291,243
Notes payable -- acquisition (net of current portion)                               1,286,230              1,403,847
Convertible debt                                                                    1,056,588              1,125,399
                                                                                 ------------           ------------
                                                                                   17,081,878             17,324,309
Series A voting redeemable convertible preferred stock, $.01 par value,
     1,458,933 and 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $116,000
     and $39,000)                                                                   2,916,000              2,792,000
Temporary equity -- put options                                                       869,000                869,000
Commitments and contingencies
Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized                          --                     --
     Common stock, $.01 par value, 25,000,000 shares authorized,
        9,357,588 and 8,217,764 shares issued and outstanding                          93,576                 82,178
     Additional paid-in capital                                                    12,535,898             11,992,685
     Accumulated deficit                                                          (10,252,691)            (9,592,014)
     Accumulated other comprehensive loss                                          (1,094,274)            (1,200,000)
                                                                                 ------------           ------------
         Total stockholders' equity                                                 1,282,509              1,282,849
                                                                                 ------------           ------------
                                                                                 $ 22,149,387           $ 22,268,158
                                                                                 ============           ============


                                    See notes to condensed financial statements.
                                                           1

                          STRATUS SERVICES GROUP, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                         Three Months Ended
                                                                             December 31,
                                                                         2001            2000
                                                                     ------------    ------------
Revenues                                                               14,793,224    $ 17,024,687

Cost of revenues                                                       12,119,322      13,187,571

                                                                     ------------    ------------
Gross Profit                                                            2,673,902       3,837,116

Selling, general and administrative expenses                            2,901,487       3,446,370
                                                                     ------------    ------------

Earnings (loss) from continuing operations                               (227,585)        390,746
                                                                     ------------    ------------

Other income (expenses)
  Finance charges                                                              --         (61,291)
  Interest and financing costs                                           (512,043)       (189,069)
  Other income                                                              5,685           7,691
                                                                     ------------    ------------
                                                                         (506,358)       (242,669)
                                                                     ------------    ------------
Earnings (loss) from continuing operations before income taxes           (733,943)        148,077

Income taxes (benefit)                                                         --         (88,000)
                                                                     ------------    ------------

Earnings (loss) from continuing operations                               (733,943)        236,077
Discontinued operations - earnings from discontinued
    Engineering Division                                                   73,266          77,422
                                                                     ------------    ------------
Net earnings (loss)                                                      (660,677)        313,499
    Dividends and accretion on preferred stock                           (124,000)             --
                                                                     ------------    ------------
Net earnings (loss) attributable to common stockholders              $   (784,677)   $    313,499
                                                                     ============    ============

Net earnings (loss) per share attributable to common stockholders
  Basic:
    Earnings (loss) from continuing operations                       $       (.09)   $        .04
    Earnings from discontinued operations                                     .01             .01
                                                                     ------------    ------------
      Net earnings (loss)                                            $       (.08)   $        .05
                                                                     ============    ============
  Diluted:
    Earnings (loss) from continuing operations                       $       (.09)   $        .04
    Earnings from discontinued operations                                     .01             .01
                                                                     ------------    ------------
      Net earnings (loss)                                            $       (.08)            .05
                                                                     ============    ============

Weighted average shares, outstanding per common share
  Basic                                                                 8,802,821       5,709,936
  Diluted                                                               8,802,821       6,112,727

                              See notes to condensed financial statements.

                              STRATUS SERVICES GROUP, INC.

                          Condensed Statements of Cash Flows
                                       (Unaudited)

                                                                                 Three Months Ended
                                                                         December 31, 2001    December 31, 2000
                                                                         -----------------    -----------------
Cash flows from operating activities
  Net earnings (loss) from continuing operations                           $    (733,943)         $   236,077
  Net earnings from discontinued operations                                       73,266               77,422
                                                                           -------------        -------------
  Adjustments to reconcile net earnings (loss) to net cash
    used by operating activities
      Depreciation                                                               132,877               81,314
      Amortization                                                               138,563               75,599
      Provision for doubtful accounts                                             25,000                   --
      Deferred financing costs amortization                                      245,585               10,879
      Loss on sales of shares of investment                                        9,550                   --
      Loss on extinguishment of convertible debt                                  11,184                   --
      Deferred taxes (benefit)                                                        --              (88,000)
      Interest expense amortization for the intrinsic value of
        the beneficial conversion feature of convertible debentures               36,535              122,211
      Accrued interest                                                            50,221                   --
      Compensation - stock options                                                    --               11,700
  Changes in operating assets and liabilities
      Due to/from factor/accounts receivable                                    (110,503)          (4,339,585)
      Prepaid insurance                                                           45,617              307,310
      Prepaid expenses and other current assets                                  (39,185)             (54,041)
      Other assets                                                              (122,909)             (16,847)
      Insurance obligation payable                                              (253,044)            (221,906)
      Accrued payroll and taxes                                                 (224,723)              19,146
      Payroll taxes payable                                                       12,790               31,336
      Accounts payable and accrued expenses                                       85,990             (155,639)
                                                                           -------------        -------------
              Total adjustments                                                   43,548           (4,216,523)
                                                                           -------------        -------------
                                                                                (617,129)          (3,903,024)
                                                                           =============        =============
Cash flows (used in) investing activities
  Purchase of property and equipment                                            (103,301)            (229,527)
  Proceeds from sales of shares of investment                                      5,466                   --
  Payments for business acquisitions                                                  --             (637,367)
  Loans receivable                                                                    --             (105,000)
                                                                           -------------        -------------
                                                                                 (97,835)            (971,894)
                                                                           -------------        -------------
Cash flows from financing activities
  Proceeds from issuance of common stock                                         193,250                   --
  Payments of loans payable                                                      (38,284)              (6,520)
  Payments of notes payable - acquisitions                                      (105,000)            (214,575)
  Net proceeds from line of credit                                               147,546            3,350,342
  Cash overdraft                                                                 286,584                   --
  Net proceeds from convertible debt                                             243,620            1,723,988
  Redemption of convertible debt                                                (145,242)                  --
  Purchase of treasury stock                                                          --              (15,125)
                                                                           -------------        -------------
                                                                                 585,474            4,838,110
                                                                           -------------        -------------
Net change in cash and cash equivalents                                         (129,490)             (36,808)
Cash and cash equivalents - beginning                                            171,822            1,030,722
                                                                           -------------        -------------
Cash and cash equivalents - ending                                         $      42,332        $     993,914
                                                                           ============         =============
Supplemental disclosure of cash paid
    Interest                                                               $    223,559         $      57,037
Schedule of noncash investing and financing activities
    Fair value of assets acquired                                          $         --         $     887,368
    Less: cash paid                                                                  --              (637,368)
    Less: common stock and put options issued                                        --                    --
    Liabilities assumed                                                    $         --         $     250,000
                                                                           ============         =============

                              See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                 Condensed Statements of Cash Flows - Continued
                                   (Unaudited)


                                                                                             Three Months Ended
                                                                                  December 31, 2001      December 31, 2000
                                                                                  -----------------      -----------------
Issuance of common stock in exchange for notes payable                              $         --           $   1,000,000
                                                                                    ============           =============
Issuance of common stock in exchange for accounts payable and accrued expenses      $     59,000           $          --
                                                                                    ============           =============
Issuance of common stock upon conversion of convertible debt                        $    273,502           $          --
                                                                                    ============           =============
Issuance of warrants for fees                                                       $     55,000           $          --
                                                                                    ============           =============
Cumulative dividends and accretion on preferred stock                               $    124,000           $          --
                                                                                    ============           =============


                              See notes to condensed financial statements.
                                                     4

                          STRATUS SERVICES GROUP, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - LIQUIDITY

At December 31, 2001, the Company had limited liquid resources. Current liabilities were $14,522,116 and current assets were $13,197,722. The difference of $1,324,394 is a working capital deficit which is primarily the result of losses incurred during each of the four quarters ended December 31, 2001. Management believes that the liquidity position is currently manageable, but the working capital deficit will remain until additional capital is raised.

On January 24, 2002 the Company entered into an agreement to sell the assets of its Engineering Division (see Note 8). Approximately $1,796,000 of working capital will be received by the Company from this transaction.

NOTE 3 - EARNINGS/LOSS PER SHARE

Basic "Earnings Per Share" ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. Dilutive shares were -0- and 402,791 for the three months ended December 31, 2001 and 2000 respectively.

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

NOTE 6 - CONVERTIBLE DEBT

At various times during the year ended September 30, 2001 and the three months ended December 31, 2001, the Company issued convertible debentures through private placements. The debentures bear interest at 6% a year, payable quarterly and have a maturity date of five years from issuance. Each debenture is convertible after 120 days from issuance into the number of shares of the Company's common stock determined by dividing the principal amount of the debenture by the lesser of (a) 120% of the closing bid price of the common stock on the trading day immediately preceding the issuance date or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of the conversion. The Company has the right to prepay any of the debentures at any time at a prepayment rate that varies from 115% to 125% of the amount of the debenture depending on when the prepayment is made.

The discount arising from the 75% beneficial conversion feature is charged to interest expense during the period from the issuance of the debenture to the earliest time at which the debenture becomes convertible.

During the three months ended December 31, 2001, the Company redeemed $123,394 of debentures resulting in a loss of approximately $11,000 which is included in "Other income (expense)" in the condensed statement of operations.

NOTE 7 - PREFERRED STOCK

The difference between the carrying value and redemption value of the Series A preferred stock is being accreted through a charge to additional paid-in-capital through the June 30, 2008 redemption date.

The Series A preferred stock pays cumulative dividends at $.21 per share per year, payable semi-annually, commencing on December 31, 2001 when and if declared by the Board of Directors. Beginning on October 1, 2001 the preferred stock shares are convertible at the option of the holder into shares of the Company's common stock on a one-for-one basis. On June 30, 2008, the Company will be required to redeem any shares of Series A preferred stock outstanding at a redemption price of $3.00 per share together with accrued and unpaid dividends, payable, at the Company's option, either in cash or in shares of common stock.

NOTE 8 - DISCONTINUED OPERATIONS

On January 24, 2002 the Company entered into an agreement to sell the assets of its Engineering Services Division ("SED") to SEA Consulting Services Corporation. Concurrent with the execution of the agreement the Company transferred a 30% interest in SED to Sahyoun, LLC, a company controlled by the President of SED. The agreement provides for a purchase price of $2,200,000 of which the Company will receive 80% ($1,760,000). In addition, the Company will receive additional payments of $250,000 each on June 30, 2002 and December 31, 2002. Closing of the sale is contingent upon shareholder approval and receipt of a fairness opinion by the Company.

The assets of SED which are being sold are as follows:

                                           December 31, 2001     September 30, 2001
                                           -----------------     ------------------
                Property and equipment        $   185,000            $   185,000
                Other assets                       14,610                 14,610
                                           -----------------     ------------------
                                              $   199,610            $   199,610
                                           =================    ===================


The balance sheet and statement of operations have been reclassified to reflect discontinued operations.

NOTE 9 - INCOME TAXES

There was no provision for income taxes for the three months ended December 31, 2001, because the Company has net operating loss carryforwards with a corresponding valuation allowance against them. The income tax benefit for the three months ended December 31, 2000, is the result of a decrease in the valuation allowance.

NOTE 10 - SUBSEQUENT EVENTS

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

b. On January 17, 2002, the Company received a Nasdaq Staff Determination, due to its failure to file its Form 10-K for the fiscal period ended September 30, 2001, indicating the Company's noncompliance with the requirement for continued listing set forth in Nasdaq's Marketplace Rule 4310(c)(14), and that its securities are, therefore subject to delisting. On January 24, 2002 the Company submitted a request for a hearing to review the Staff Determination, staying the delisting. There is no assurance the Panel will grant Stratus' request for continued listing.

c. On January 29, 2002, $250,000 of convertible debt was converted into 520,800 shares of the Company's common stock.

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

RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

On January 24, 2002 the Company entered into an agreement to sell the assets of its Engineering Services Division ("SED") to SEA Consulting Services Corporation. Concurrent with the execution of the agreement the Company transferred a 30% interest in SED to Sahyoun, LLC, a company controlled by the President of SED. The agreement provides for a purchase price of $2,200,000 of which the Company will receive 80% ($1,760,000). In addition, the Company will receive additional payments of $250,000 each on June 30, 2002 and December 31, 2002. Closing of the sale is contingent upon shareholder approval and receipt of a fairness opinion by the Company.

CONTINUING OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

REVENUES. Revenues decreased 13.1% to $14,793,224 for the three months ended December 31, 2001 from $17,024,807 for the three months ended December 31, 2000. We experienced a reduction in revenue due primarily to a general economic slowdown.

GROSS PROFIT. Gross profit decreased 30.3% to $2,673,902 for the three months ended December 31, 2001 from $3,837,116 for the three months ended December 31, 2000. Gross profit as a percentage of revenues decreased to 18.1% for the three months ended December 31, 2001 from 22.5% for the three months ended December 31, 2000. This decrease was a result to increased pricing competition of staffing services. We also saw a deterioration in margins as a result of the downturn in the economy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, not including depreciation and amortization, decreased 20.0% to $2,630,047 for the three months ended December 31, 2001 from $3,289,457 for the three months ended December 31, 2000. Selling, general and administrative expenses, not including depreciation and amortization, as a percentage of revenues decreased to 17.8% for the three months ended December 31, 2001 from 19.3% for the three months ended December 31, 2000. The decrease is attributable to significant cost reductions implemented by us.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 73.0% to $271,440 for the three months ended December 31, 2001 from $156,913 for the three months ended December 31, 2000. Depreciation and amortization as a percentage of revenues increased to 1.8% for the three months ended December 31, 2001 from 0.9% for the three months ended December 31, 2000. The increased dollar amount was primarily due to the amortization of goodwill and other intangibles associated with acquisitions and the impact of increased capital expenditures.

FINANCE CHARGES. Finance charges were the amounts charged under an agreement with a factor, which was terminated on December 12, 2000.

INTEREST AND FINANCING COSTS. Interest and financing costs increased to $512,043 for the three months ended December 31, 2001 from $189,069 for the three months ended December 31, 2000. Included in the amounts for the three months ended December 31, 2001 and 2000 is $36,535 and $122,211, respectively, which is the portion of the discount on the beneficial conversion feature of convertible debt. Also included in the amounts for the three months ended December 31, 2001 and 2000 is approximately $224,000 and $6,000, respectively, of amortization of deferred financing costs related to the convertible debt.

INCOME TAX BENEFIT. Income tax benefit of $88,000 for the three months ended December 31, 2001 is the result of a change in judgment about the realizability of deferred tax assets.

NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the foregoing, we had a net loss attributable to common stockholders of $(857,943) for the three months ended December 31, 2001 compared to net earnings attributable to common stockholders of $313,499 for the three months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we had limited liquid resources. Current liabilities were approximately $14.5 million and current assets were approximately $13.2 million. The difference of approximately $1.3 million is a working capital deficit which is primarily the result of the losses we had during the last three quarters. This situation has also made it difficult for us to make timely payments to our vendors.

We believe that our liquidity position is currently manageable, but the working capital deficit will remain until additional capital is raised.

On January 24, 2002 were entered into an agreement to sell the assets of our Engineering Division. We estimate that approximately $1,796,000 of working capital will be received by us and be available to eliminate our working capital deficit if the sale is consummated. See Part II - Item 5 of this report.

Net cash used in operating activities was $617,129 and $3,903,024 in the three months ended December 31, 2001 and 2000, respectively. A significant portion of the amount in the three months ended December 31, 2000 was a result of our terminating our agreement with a factor on December 12, 2000. Under that agreement, we had sold our accounts receivable to the factor. On December 12, 2000, we obtained a line of credit from a lending institution, which was initially used to repurchase the then outstanding accounts receivable sold to the factor.

Net cash used in investing activities was $97,835 and $971,894 in the three months ended December 31, 2001 and 2000, respectively. Cash used for acquisitions for the three months ended December 31, 2000 was $637,367. The balance in both periods was primarily for capital expenditures.

Net cash provided in financing activities was $585,474 and $4,838,110 in the three months ended December 31, 2001 and 2000, respectively. We had net borrowings of $147,546 and $3,350,342 under the line of credit obtained on December 12, 2000 in the three months ended December 31, 2001 and 2000, respectively. We also received net proceeds less redemptions of $98,378 and $1,723,988 from the issuance of convertible debt in the three months ended December 31, 2001 and 2000, respectively.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes; investment in capital equipment; start-up expenses of new offices; expansion of services offered; and costs relating to other transactions such as acquisitions. Temporary employees are paid weekly.

At various times during the year ended September 30, 2001 and the three months ended December 31, 2001, we issued convertible debentures through private placements. The debentures bear interest at 6% a year, payable quarterly and have a maturity date of five years from issuance. Each debenture is convertible after 120 days from issuance into the number of shares of our common stock determined by dividing the principal amount of the debenture by the lesser of
(a) 120% of the closing bid price of the common stock on the trading day immediately preceding the issuance date or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of the conversion. We have the right to prepay any of the debentures at any time at a prepayment rate that varies from 115% to 125% of the amount of the debenture depending on when the prepayment is made.

The discount arising from the 75% beneficial conversion feature is charged to interest expense during the period from the issuance of the debenture to the earliest time at which the debenture becomes convertible.

On December 12, 2000, we entered into a loan and security agreement with a lending institution which replaced our prior factoring arrangement and provides for a line of credit up to 90% of eligible accounts receivable, as defined, not to exceed $12,000,000. Advances under the credit agreement bear interest at a rate of prime plus one and one-half percent (1 1/2 %). The credit agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock. Borrowings under the agreement are collateralized by substantially all of our assets. As of December 31, 2001, $7,454,127 was outstanding under the credit agreement. The agreement expires June 12, 2002.

Because we have a working capital deficit, we need to raise additional capital to continue our operations. We anticipate that the sale of the Engineering Services Division, if completed, will provide the capital necessary to eliminate our working capital deficit. In addition, we are currently seeking other sources of capital. There can be no assurance that we will be able to obtain additional capital at acceptable rates.

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

Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At December 31, 2001, the Company's goodwill was approximately $7,815,000, and annual amortization of such goodwill was approximately $341,000. The Company expects to adopt SFAS No. 142 during its first fiscal quarter of fiscal 2003. Because of the extensive effort required to comply with the remaining provisions of SFAS Nos.

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

PART II - OTHER INFORMATION
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

6% DEBENTURES

During the Quarter ended December 31, 2001, we sold an additional $408,050 of our 6% convertible debentures, which become due December 1, 2005, but may be prepaid in whole or in part at any time upon ten (10) trading days notice. Prepayment may be made in an amount equal to 115% of the aggregate principal amount that we elect to prepay if the prepayment occurs within 120 days of date of purchase (the "Original Issue Date"), in an amount equal to 120% of the aggregate principal amount that we elect to prepay if the prepayment occurs after 120 days but before 181 days after the Original Issue Date and in an amount equal to 125% of the aggregate principal amount that we elect to prepay if the prepayment occurs 181 days or more after the Original Issue Date.

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

We received net proceeds of approximately $244,000 from these sales, which was used to pay outstanding indebtedness and for general working capital purposes. The offering was conducted under Section 4(2) of and Rule 506 under the Securities Act of 1933.

During the period 6% Convertible Debenture holders representing $375,000 amount of principal exercised their right to convert their Debentures into common stock. Conversion prices ranged from $0.40 to $0.60 and resulted in the issuance of 800,500 shares of our Common Stock.

PRIVATE PLACEMENTS

During the Quarter ended December 31, 2001 we sold 266,670 shares of our Common Stock at $0.75 per share through a Private Placement. We have an obligation to register the shares for resale over a staggered 6-month period. This offering was conducted under Section 4(2) of and Rule 506 under the Securities Act of 1933.

WARRANTS

In connection with the private placement, we granted five (5) year warrants to the placement agents in the private offering. The placement agents received five
(5) year warrants acquiring 26,667 shares of common stock at an exercise price of $0.75 per share.

In October 2001, we granted five (5) year warrants to a consultant to acquire 200,000 shares of common stock at an exercise price of $1.00 per share in connection with consulting services rendered.

The issuance of the warrants was made under Section 4(2) of and Rule 506 under the Securities Act of 1933.

ITEM 5 - OTHER INFORMATION

In January 2002, we entered into an agreement (the "Asset Purchase Agreement") to sell the assets of our Engineering Services Division to SEA Consulting Services Corporation (the "Purchaser"). Contemporaneously with the execution of the agreement, we contributed the assets of the Engineering Services Division to SEP LLC, a New Jersey limited liability company of which the Company was the sole member. At the same time, we transferred a thirty percent (30%) interest in SEP LLC to Charles Sahyoun, the President of the Engineering Services Division, who contributed the interest to Sahyoun Holdings LLC, a company wholly owned by him. We transferred this thirty percent (30%) interest to Mr. Sahyoun in consideration of, among other things, (i) his agreement to cancel options to acquire 385,448 shares of Common Stock having exercise prices ranging from $1.10 to $6.00, (ii) his contributions to the development of the business of the Engineering Services Division, (iii) his agreement to guaranty a certain level of contingent payments from the Purchaser and (iv) his agreement to indemnify us in the event we sustain losses attributable to breaches of certain representations and warranties contained in the Asset Purchase Agreement or our obligation to indemnify the Purchaser for losses and damages arising out of certain events prior to closing.

The purchase price for the assets consists of (a) an initial payment (the "First Payment") of $2,200,000 (which amount may be increased or decreased depending upon whether the net value of the assets being sold is greater or less than $200,000 on the date of closing), (b) a second payment (the "Second Payment") of $1,000,000 (which amount may be increased or decreased depending upon whether the Purchaser's profit for the six month period ending June 30, 2002 is greater or less than $600,000), (c) a third payment (the "Third Payment") of $1,000,000 (which amount may be increased or decreased depending upon whether the Purchaser's profit for the six month period ending December 31, 2002 is greater or less than $600,000) and (d) subsequent annual payments ("Contingent Payments") based upon a multiple of the successive annual increases, if any, in the Purchaser's annual profit during the five year period ending December 31, 2007.

We will receive (a) 80% of the First Payment after the satisfaction of the expenses and liabilities of SEP LLC and (b) $250,000 of each of the Second Payment and Third Payment (which payments have been guaranteed by Mr. Sahyoun and Sahyoun Holdings LLC regardless of the total amount of such payments made by the Purchaser). We will not receive any of the Contingent Payments. Sahyoun Holdings LLC will be entitled to receive all of the First Payment, Second Payment and Third Payment not paid to us, and all of the Contingent Payments.

The closing of the proposed asset sale is subject to the approval of the Company's stockholders, the receipt of a fairness opinion and other customary conditions.

We expect to use the proceeds of the asset sale for working capital purposes and to reduce indebtedness, including trade payables and a $600,000 promissory note which was originally due in January 2002. The holder of this note has agreed to forbear from exercising remedies under the note until April 2002.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)            Exhibits

  NUMBER          DESCRIPTION

   2.1 Asset Purchase Agreement dated December 27, 2001, by and between Stratus Services Group, Inc. and Provisional Employment Solutions, Inc. (1)

   10.1 Non-Competition Agreement dated December 27, 2001, between Stratus Services Group, Inc. and Provisional Employment Solutions, Inc. (1)

   10.2 Promissory Note and Security Agreement in the amount of $1,100,000, dated as of December 27, 2001, issued by Stratus Services Group, Inc. to Provisional Employment Solutions, Inc.
                  (1)

   (b)            Reports on Form 8-K

                  On October 5, 2001, the Company filed Form 8-K/A with the Securities and Exchange Commission which contained financial information related to its acquisition of certain assets of Source One Personnel, Inc.

                  On January 2, 2002, the Company filed Form 8-K with the Securities and Exchange Commission reflecting the December 27, 2001 purchase of certain assets of Provisional Employment Solutions, Inc.


------------------------------------------------------------------------------
Footnote 1        Incorporated by reference to similarly numbered Exhibits
                  filed with Form 8-K (Commission File No. 001-15789) as filed with the Securities and Exchange Commission on January 2,
                  2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               STRATUS SERVICES GROUP, INC.

Date:  February 13, 2002       By:  /s/ Joseph J. Raymond
                                    --------------------------------------------
                                    Joseph J. Raymond
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer

Date:  February 13, 2002       By:  /s/ Michael A. Maltzman
                                    --------------------------------------------
                                    Michael A. Maltzman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)