Form 10-K/A
period 2001-09-30
STRATUS SERVICES GROUP INC
filed 2002-03-05
CIK 1044391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                 (732) 866-0300
              (Registrant's telephone number, including area code)


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

PART I
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

PART II
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

     NASDAQ DELISTING. There are several requirements for continued listing on the Nasdaq SmallCap Market ("Nasdaq") including, but not limited to, a minimum stock bid price of one dollar per share and $2.5 million in stockholder's equity. As of September 30, 2001 our stockholder's equity was below the Nasdaq requirement and, as a result, our common stock was recently delisted from listing by Nasdaq. Athough we are appealing the delisting determination, we can give no assurance that the listing will be reinstated. Our common stock is currently trading on the NASD's OTC Bulletin Board. Delisting from the Nasdaq could adversely affect the liquidity and price of the Company's common stock and it could have a long-term impact on the Company's ability to raise future capital through a sale of its common stock. In addition, it could make it more difficult for investors to obtain quotations or trade this stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On April 11, 2000 our registration statement on Form SB-2 (Commission File
No. 333-83255) for our initial public offering (the "IPO") of common stock, $.01 par value, became effective and our shares commenced trading on the Nasdaq SmallCap Market under the symbol "SERV" on April 26, 2000. There were approximately 1,144 holders of record of Common Stock as of January 24, 2002, exclusive of directors, officers or other concentrated holdings of 5% or more. The table below sets forth, for the periods indicated, the high and low sales prices of our Common Stock as reported by the Nasdaq Stock Market.


                                                                                                     SALES PRICES
                                                                                                     ------------
        FISCAL YEAR 2000                                                                         HIGH             LOW
        ----------------                                                                         ----             ---
        Quarter Ended June 30, 2000 (from April 26, 2000)                                       $9.00           $5.875
        Quarter Ended September 30, 2000                                                         7.00            4.25


        FISCAL YEAR 2001                                                                         HIGH             LOW
        ----------------                                                                         ----             ---
        Quarter Ended December 31, 2000                                                          6.75            3.625
        Quarter Ended March 31, 2001                                                             4.875           1.3125
        Quarter Ended June 30, 2001                                                              2.05            1.16
        Quarter Ended September 30, 2001                                                         1.90            1.00

On January 24, 2002, the closing price of our Common Stock as reported by the Nasdaq Stock Market, was $0.90 per share. In February 2002, our common stock was delisted by the Nasdaq Stock Market and commenced trading on the NASD's OTC Bulletin Board. We are appealing the delisting determination. We have never paid dividends on our Common Stock and we intend to retain earnings, if any, to finance future operations and expansion. In addition, our credit agreement restricts the payment of dividends. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and our earnings as well as other factors that the Board of Directors deems relevant.

On August 7, 2001, we issued 400,000 shares of our common stock to Source One Personnel, Inc. ("Source One") in connection with our acquisition of substantially all of the assets, excluding accounts receivable, of Source One. The issuance of the shares was made in reliance upon the exemption provided by
Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as a transaction not involving a public offering.

Between September 21, 2001 and October 8, 2001 we sold a total of 383,000 shares of our common stock for an aggregate of $410,000 to Charles A. Sahyoun, Jeffrey
J. Raymond, Jr., Nicole Raymond, Jake Raymond and Jamie Raymond. The issuance of the shares was made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

Between November 28, 2001 and December 20, 2001 we issued 266,670 shares of our common stock to private investors in our private placement initiated in June 2001. The issuance of the shares was made in reliance upon the exemption provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as a transaction not involving a public offering.

On December 28, 2001, we issued 400,000 shares of our common stock to Provisional Employment Solutions, Inc. ("PES") in connection with our acquisition of substantially all of the assets, excluding accounts receivable, of PES. The issuance of the shares was made in reliance upon the exemption provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as a transaction not involving a public offering.

During the period between December 2000 and September 30, 2001, we sold $3,643,402 of 6% Convertible Debentures (the "Debentures") in private offerings to accredited investors conducted under Rule 506 of Regulation D. The Debentures mature five years from issuance and are convertible commencing 120 days from issuance into a number of shares of Common Stock which is determined by dividing the principal amount by the lesser of (a) 120% of the closing bid price of Common Stock on the trading day immediately preceding the initial issue date of the Debentures or (b) 75% of the average closing bid price of the Common Stock for the five trading days immediately preceding the conversion. Interest on the Debentures is payable, at the option of the Company, in Common Stock. A five-year warrant to acquire 25,000 shares of Common Stock at an exercise price of $7.50 per share was issued to one of the investors in the offerings.

ITEM 6. SELECTED FINANCIAL DATA.
        (In thousands except per share)


                                                                                               August 11, 1997
                                                             Year Ended September 30,            (inception)
                                                             ------------------------                 to
                                             2001         2000        1999           1998      September 30, 1997
                                             ----         ----        ----           ----      ------------------
Operating results:
Revenues                                 $ 64,272      $ 41,677     $ 30,043      $ 24,920      $  2,442
Earnings (loss) from operations            (3,182)        1,579         (518)       (1,873)         (355)
Net earnings (loss)                        (5,847)        1,046       (1,527)       (2,412)         (409)
Net earnings (loss) attributable
     to common stockholders                (5,910)        1,046       (1,527)       (2,412)         (409)

Per share data:
Net earnings (loss) attributable to
     common stockholders - basic         $   (.99)     $    .21     $   (.40)     $   (.67)     $   (.20)
Net earnings (loss)  attributable to
      common stockholders - diluted          (.99)          .20         (.40)         (.67)         (.20)
Cash dividends declared                        --            --           --            --            --


                                    Pro forma (1)                            September 30,
                                    September 30                             -------------
                                        2001          2001         2000          1999           1998          1997
                                        ----          ----         ----          ----           ----          ----
Balance sheet data:
Net working capital (deficiency)      $    200     $ (1,546)     $  2,086     $ (3,777)     $ (1,985)     $   (204)
Long-term obligations, including
     current portion                     3,153        3,153           462        1,370            --           365
Convertible debt                         1,125        1,125            --           --            --            --
Preferred stock                          2,792        2,792            --           --            --            --
Temporary equity                           869          869            --        2,138         1,618           343
Stockholders' equity (deficiency)        3,079        1,283         6,799       (3,012)       (3,356)         (500)
Total assets                            24,065       22,268        10,318        4,926         1,095         1,310

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

Because we have a working capital deficit, we need to raise additional capital to continue our operations. We anticipate that the sale of the Engineering Services Division, if completed, will provide the capital necessary to eliminate the working capital deficit. In addition, we are currently seeking sources of capital to eliminate the working capital deficit. There can be no assurance that we will be able to obtain additional capital at acceptable rates. If we cannot raise additional capital, we will seek other alternatives such as the sale of assets.

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

ITEM 11.   EXECUTIVE COMPENSATION.

The following table provides certain summary information regarding compensation paid by the Company during the fiscal years ended September 30, 1999, 2000 and 2001 to the Chief Executive Officer of the Company and to each of the Company's other two most highly paid executive officers who earned compensation of $100,000 or more in fiscal 2001 (together with the Chief Executive Officer, the "Named Executive Officers"):


                                                                                                            Long Term
                                                                                                           Compensation
                                                               Annual Compensation                            Awards
                                              ------------------------------------------------------   ---------------------
                                                                                                         Number of Shares
                                                                                                         Underlying Stock
        Name and Principal Position             Fiscal Year         Salary($)          Bonus ($)           Options (#)
   --------------------------------------     ----------------    ---------------    ---------------   ---------------------

   Joseph J. Raymond                               2001                175,000                 --            1,000,000
   Chairman and Chief Executive                    2000                127,855             25,900            1,102,115
   Officer                                         1999                 53,846                 --                   --

                                                   2001                165,000                 --              200,000
   Michael A. Maltzman                             2000                155,039             21,975              102,115
   Treasurer and Chief Financial Officer           1999                145,550              7,500                   --

   Charles Sahyoun                                 2001                190,577            115,000              200,000
   President, Engineering Services                 2000                160,962             54,400              102,115
   Division                                        1999                159,284                 --                   --

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


                                                                                               Potential Realizable Value at
                                                                                            Assumed Annual Rates of Stock Price
                                                 Individual Grants                             Appreciation for Option Term
                           --------------------------------------------------------------- --------------------------------------
                             Number of       Percent of
                             Securities    Total Options
                             Underlying      Granted to      Exercise or
                              Options       Employees in     Base Price       Expiration
     Name                  Granted (#)(1)    Fiscal Year        ($/Sh)           Date             5%                 10%
-------------------------- --------------  ---------------   ------------   -------------  ---------------- ---------------------
Joseph J. Raymond.......... 1,000,000 (1)        50.0%          $1.10          4/3/11        $     528,900    $     1,753,070

Michael A. Maltzman........   200,000 (2)        20.0            1.10          4/3/11              105,780            350,614

Charles Sahyoun............   200,000 (3)        20.0            1.10          4/3/11              105,780            350,614

----------
(1) 500,000 of these options are exercisable cumulatively in two (2) equal annual installments, commencing on the date of the grant; 500,000 are exercisable cumulatively in five (5) equal annual installments, commencing on the date of the grant.
(2) These options are exercisable cumulatively in two (2) equal annual installments, commencing on the date of the grant.
(3) These options, which were exercisable in two equal annual installments commencing on the date of grant, have been forfeited.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

Shown below is information with respect to options exercised by the Named Executive Officers during fiscal 2001 and the value of unexercised options to purchase the Company's Common Stock held by the Named Executive Officers at September 30, 2001.


                                                                 Number of Securities             Value of Unexercised
                                                                Underlying Unexercised                 In-The-Money
                                                              Options Held At FY-End (#)         Options At FY-End ($)(1)
                                                           --------------------------------    ----------------------------
                               Shares
                             Acquired on       Value
           Name              Exercise(#)    Realized($)     Exercisable   Unexercisable      Exercisable    Unexercisable
           ----              -----------    -----------     -----------   -------------      -----------    -------------
Joseph J. Raymond.......           --             --            593,782         1,475,000    $       0       $        0
Charles Sahyoun.........           --             --            210,448           175,000            0                0
Michael A. Maltzman.....           --             --            210,448           175,000            0                0

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


                                                         Common Stock                       Preferred Stock
                                                                                            ---------------
                                                    Amount and                           Amount and
                                                    Nature of           Percent          Nature of          Percent
NAME OF BENEFICIAL OWNER                       Beneficial Ownership    of Class     Beneficial Ownership    of Class
------------------------                       --------------------    --------     --------------------    --------
Artisan.com Limited............................       1,988,039 (1)       18.9%            850,837 (2)        58.3%
Joseph J. Raymond..............................       1,650,837 (3)       14.9             850,837 (4)        58.3
Griffin Securities (5).........................         608,096 (6)        5.9             608,096            41.7
Charles A. Sahyoun.............................         415,448 (7)        4.2
Michael A. Maltzman............................         257,116 73)        2.6
Michael J. Rutkin..............................         213,075 (8)        2.2
Sanford I. Feld................................          57,834 (9)      (10)
H. Robert Kingston.............................          43,333(11)      (10)
Donald W. Feidt................................          30,000(11)      (10)
All Directors and Executive Officers as
   a Group (8 persons)(2)(3)(4)(5)(7)(8)
   (9), (11) and (12)..........................       2,809,179          24.6%            850,837             58.3%

----------
(1) Includes 850,837 shares of Common Stock issuable upon the conversation, at the holders option, of an equal number of shares of Preferred Stock which are held by Artisan (UK) plc, the parent company of Artisan.com Limited. Artisan (UK) plc has granted Joseph J. Raymond a proxy to vote these shares as described in note 3 below.

(2) These shares are held by Artisan (UK) plc, the parent company of Artisan.com Limited. Artisan (UK) plc has granted Joseph J. Raymond a proxy to vote these shares as described in note 3 below.

(3) Includes 850,837 shares of Common Stock issuable upon conversion, at the holder's option, of an equal number of shares of Preferred Stock, which are subject to a proxy granted by Artisan (UK) plc which gives Mr. Raymond the right to vote these shares until July 2004 provided that he remains Chairman of the Company's Board of Directors. Also, includes 593,782 shares of Common Stock subject to options that are currently exercisable or may become exercisable within 60 days of January 18, 2002. Excludes 1,475,000 shares subject to options that are not vested or exercisable within 60 days of January 18, 2001.

(4) Includes 850,837 shares of Preferred Stock which are subject to a proxy granted to Artisan (UK) plc which gives Mr. Raymond the right to vote these shares until July 2004 provided that he remains Chairman of the Company's Board of Directors.

(5) Stephen Dean is the Chairman and a significant shareholder of each of Artisan (UK) plc and Cater Barnard plc which indirectly owns 36% of Griffin Securities. In addition, Mr. Dean is a director of Griffin Securities.

(6) Includes 608,096 shares of Common Stock issuable upon conversion of an equal number of shares of Preferred Stock.

(7) Includes 210,448 shares subject to currently exercisable stock options. Excludes 175,000 shares subject to options that are not vested or exercisable within 60 days of January 18, 2001.

(8) Includes 30,000 shares held by the children of Michael Rutkin living in his household and 10,000 shares held by his wife.

(9) Includes 49,167 shares subject to currently exercisable stock options and warrants.

(10) Shares beneficially owned do not exceed 1% of the Company's outstanding Common Stock.

(11) Includes 10,000 shares subject to current exercisable options.

(12) Includes 114,782 shares that are beneficially owned by J. Todd Raymond, the Company's General Counsel and Corporate Secretary, including 88,782 shares subject to currently exercisable options.

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

In November 2000, the Company formed the Stratus Technology Services, LLC joint venture with Fusion Business Services, LLC. Jamie Raymond, son of Joseph J. Raymond, Chairman & CEO, is the managing member of both Fusion and STS, and J. Todd Raymond, Secretary and General Counsel, holds a minority interest in Fusion.

Between September 21, 2001 and October 8, 2001 we sold a total of 383,000 shares of our common stock to Charles A. Sahyoun, Jamie Raymond, the son of Joseph J. Raymond and three grandchildren of Joseph J. Raymond. The purchase price of the shares acquired by these individuals ranged from $.93 to $1.43.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                                          PAGE

         (a)      Financial statements and financial statement schedules.  Reference                      F-1
                  is made to Index of Financial Statements and Financial Statement
                  Schedules hereinafter contained.

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

                  On January 3, 2002 we filed a Form 8-K announcing the purchase of certain assets of Provisional Employment Solutions, Inc.

         (c)      Exhibits

Number            Description
------            -----------
2.1               Asset Purchase Agreement, dated July 9, 1997, among Stratus
                  Services Group, Inc. and Royalpar Industries, Inc., Ewing
                  Technical Design, Inc., LPL Technical Services, Inc. and
                  Mainstream Engineering Company, Inc., as amended by Amendment
                  No. 1 to the Asset Purchase Agreement, dated as of July 29,
                  1997. (1)

2.2 Asset Purchase Agreement, effective January 1, 1999, by and between Stratus Services Group, Inc. and B&R Employment Inc.
                  (1)

2.3 Asset Purchase Agreement, dated June 16, 2000, by and between Stratus Services Group, Inc. and OutSource International of America, Inc. (5)

2.4 Asset Purchase Agreement, dated October 13, 2000, by and between Stratus Service Group, Inc. and OutSource International of America, Inc. (6)

2.5 Asset Purchase Agreement, dated January 2, 2001, by and between Stratus Services Group, Inc. and Cura Staffing Inc. and Professional Services, Inc. (filed with the Form 10-K being amended by this 10-K/A).

2.6 Asset Purchase Agreement, dated July 27, 2001, by and between Stratus Services Group, Inc. and Source One Personnel, Inc.
                  (8)

2.7 Asset Purchase Agreement, dated December 27, 2001, by and between Stratus Services Group, Inc. and Provisional Employment Solutions, Inc. (9)

2.8 Asset Purchase Agreement, dated as of January 24, 2002 among the Company, SEP LLC, Charles Sahyoun, Sahyoun Holdings, LLC and SEA Consulting Services Corporation (filed herewith). Information has been omitted from this exhibit and is subject to a request for confidential treatment.

3.1               Amended and Restated Certificate of Incorporation of the
                  Registrant. (1)

3.1.1 Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (10)

3.2               By-Laws of the Registrant. (2)

4.1.1             Specimen Common Stock Certificate of the Registrant. (1)

4.1.2             Form of 6% Convertible Debenture. (11)

4.1.3 Specimen Series A Preferred Stock Certificate of the Registrant. (filed with the Form 10-K being amended by this 10-K/A)

4.1.4 Agreement dated as of June 26, 2001 between Stratus Services Group, Inc. and Artisan (UK) plc. (10)

4.1.5 Subscription Agreement dated as of June 26, 2001 between Stratus Services Group, Inc. and Artisan.com Limited. (10)

4.2.1 Warrant for the Purchase of 10,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Alan Zelinsky and Stratus Services Group, Inc., and supplemental letter thereto dated December 2, 1998. (1)

4.2.2 Warrant for the Purchase of 40,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 23, 1998, between David Spearman and Stratus Services Group, Inc. (1)

4.2.3 Warrant for the Purchase of 10,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Sanford Feld and Stratus Services Group, Inc., and supplemental letter thereto dated December 2, 1998. (1)

4.2.4 Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Peter DiPasqua, Jr. and Stratus Services Group, Inc. (1)

4.2.5 Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated December 2, 1998, between Shlomo Appel and Stratus Services Group, Inc. (1)

4.2.6 Form of Underwriter's Warrant Agreement, including form of warrant certificate. (7)

4.2.7 Warrant for the Purchase of common stock dated as of December 4, 2000 issued to May Davis Group, Inc. (13)

4.2.8 Warrant for the Purchase of common stock dated as of December 4, 2000 issued to Hornblower & Weeks, Inc. (13)

4.2.9 Warrant for the Purchase of common stock dated as of December 12, 2001 issued to International Capital Growth. (filed with the Form 10-K being amended by this 10-K/A)

10.1.1 Employment Agreement dated September 1, 1997, between Stratus Services Group, Inc. and Joseph J. Raymond. (1)*

10.1.2 Executive Employment Agreement dated September 1, 1997, between Stratus Services Group, Inc. and J. Todd Raymond, Esq.
                  (1)*

10.1.3 Executive Employment Agreement dated December 1, 1997, between Stratus Services Group, Inc. and Charles A. Sahyoun. (1)*

10.1.6 Executive Employment Agreement dated September 1, 1997 between Stratus Services Group, Inc. and Michael A. Maltzman. (1)*

10.1.7 Consulting Agreement, dated as of August 11, 1997, between Stratus Services Group, Inc. and Jeffrey J. Raymond. (1)

10.1.8 Non-Competition Agreement, dated June 19, 2000 between Stratus Services Group, Inc. and OutSource International of America, Inc. (5)

10.1.9 Non-Competition Agreement, dated October 27, 2000 between Stratus Services Group, Inc. and OutSource International of America, Inc. (6)

10.1.10 Option to purchase 1,000,000 shares of Stratus Services Group, Inc. Common Stock issued to Joseph J. Raymond. (11)

10.2 Lease, effective June 1, 1998, for offices located at 500 Craig Road, Manalapan, New Jersey 07726.(1)

10.3.1 Loan and Security Agreement, dated December 8, 2000, between Capital Tempfunds, Inc. and Stratus Services Group, Inc. (11)

10.4.2 Promissory Note and Security Agreement in the amount of $400,000, dated as of June 19, 2000, issued by Stratus Services Group, Inc. to OutSource International of America, Inc.(5)

10.4.3 Promissory Note in the amount of $100,000, dated as of June 19, 2000, issued by Stratus Services Group, Inc. to OutSource International of America, Inc.(5)

10.4.4 Promissory Note and Security Agreement in the amount of $75,000, dated as of October 27, 2000, issued by Stratus Services Group, Inc. to OutSource International of America, Inc.(6)

10.4.5 Promissory Note and Security Agreement in the amount of $600,000, dated as of July 27, 2001, issued by Stratus Services Group, Inc. to Source One Personnel, Inc. (8)

10.4.6 Promissory Note and Security Agreement in the amount of $1.8 million, dated as of July 27, 2001, issued by Stratus Services Group, Inc. to Source One Personnel, Inc. (8)

10.5.1 Registration Rights Agreement, dated August, 1997, by and among Stratus Services Group, Inc. and AGR Financial, L.L.C.(1)

10.5.2 Registration Rights Agreement, dated August, 1997, by and among Stratus Services Group, Inc. and Congress Financial Corporation (Western).(1)

10.5.3 Form of Registration Rights Agreement, dated December 4, 2000 by and among Stratus Services Group, Inc. and purchasers of the Stratus Services Group, Inc. 6% Convertible Debenture.
                  (11)

10.5.4 Registration Rights Agreement, dated as of December 4, 2000 between Stratus Services Group, Inc., May Davis Group, Inc., Hornblower & Weeks, Inc. and the other parties named therein.
                  (13)

10.6.1 Stock Purchase and Investor Agreement, dated August, 1997, by and between Stratus Services Group, Inc. and Congress Financial Corporation (Western).(1)

10.6.2 Stock Purchase and Investor Agreement, dated August, 1997, by and among Stratus Services Group, Inc. and AGR Financial, L.L.C. (1)

10.6.3 Form of Securities Purchase Agreement, dated December 4, 2000 by and between Stratus Services Group, Inc. and purchasers of the Stratus Services Group, Inc. 6% Convertible Debenture.
                  (11)

10.7.1            1999 Equity Incentive Plan (1)**

10.7.2            2000 Equity Incentive Plan (11)**

10.7.3            Form of Option issued under 2000 Equity Incentive Plan (11)**

10.7.4            2001 Equity Incentive Plan (12)**

10.8 Debt to Equity Conversion Agreement by and between Stratus Services Group, Inc. and B&R Employment, Inc.(3)

10.8.1 Amendment to Debt to Equity Conversion Agreements by and between Stratus Services Group and B&R Employment, Inc.(2)

10.8.2 Forbearance Agreement dated January 24, 2002 between Stratus Services Group, Inc. and Source One Personnel. (filed with the Form 10-K being amended by this 10-K/A)

10.9 Undertaking Letter from Joseph J. Raymond, Chairman & CEO to the Board of Directors.(4)

10.10 Allocation and Indemnity Agreement dated as of January 24, 2002 among the Company, Charles Sahyoun and Sahyoun Holdings, LLC (filed herewith).

21 Subsidiaries of Registrant. (filed with the Form 10-K being amended by this 10-K/A)

23.1 Consent of Amper, Politzner & Mattia, P.A., Independent Accountants. (filed herewith)


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

                                    Date:    March 5, 2002

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


         Signature                                   Title                              Date
         ---------                                   -----                              ----


/s/ Joseph J. Raymond                       Chairman, Chief Executive Officer           March 5, 2002
------------------------------------        (Principal Executive Officer)
Joseph J. Raymond



/s/ Michael A. Maltzman                     Vice President and Chief Financial          March 5, 2002
------------------------------------        Officer (Principal Financing and
Michael A. Maltzman                         Accounting Officer)



/s/ Michael J. Rutkin                                Director                           March 5, 2002
------------------------------------
Michael J. Rutkin


/s/ H. Robert Kingston                               Director                           March 5, 2002
------------------------------------
H. Robert Kingston


/s/ Sanford I. Feld                                  Director                           March 5, 2002
------------------------------------
Sanford I. Feld


/s/ Donald W. Feidt                                  Director                           March 5, 2002
------------------------------------
Donald W. Feidt

                          STRATUS SERVICES GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                                                                                             Page(s) No.
Independent Auditors Report..........................................................................            F-2
Financial Statements
     Balance Sheets..................................................................................            F-3
     Statements of Operations........................................................................            F-4
     Statements of Cash Flows........................................................................            F-5
     Statements of Stockholders' Equity..............................................................            F-7
     Statements of Comprehensive Income..............................................................            F-9
     Notes to Financial Statements...................................................................           F-10

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

                                            /s/ AMPER, POLITZINER & MATTIA, P.A.
                                            AMPER, POLITZINER & MATTIA, P.A.

January 24, 2002
--------------------------------------------------------------------------------
Edison, New Jersey

                          STRATUS SERVICES GROUP, INC.
                                 Balance Sheets
                                     Assets


                                                                                      Unaudited
                                                                                      Pro Forma
                                                                                      (Note 24)               September 30,
                                                                                      September 30,           -------------
                                                                                         2001             2001            2000
                                                                                     ------------     ------------     ------------
Current assets
     Cash and cash equivalents                                                       $  1,667,822     $    171,822     $  1,030,722
     Due from factor - less allowance for recourse obligation of $-0- and $30,000              --               --        1,154,012
     Accounts receivable - less allowance for doubtful accounts of $551,000
         and $255,000                                                                   8,540,112        8,540,112          852,876
     Unbilled receivables                                                               1,566,417        1,566,417        1,236,002
     Loans to related parties                                                                  --               --           64,500
     Loans receivable                                                                          --               --           56,000
     Prepaid insurance                                                                  1,436,278        1,436,278          432,674
     Investment                                                                         1,166,046        1,166,046               --
     Prepaid expenses and other current assets                                            327,146           77,146          278,169
     Deferred taxes                                                                            --               --          340,000
                                                                                     ------------     ------------     ------------
                                                                                       14,703,821       12,957,821        5,444,955

Property and equipment, net of accumulated depreciation                                 1,427,216        1,612,216        1,118,625
Intangible assets, net of accumulated amortization                                      7,078,428        7,078,428        3,716,538
Deferred financing costs, net of accumulated amortization                                 454,878          454,878               --
Other assets                                                                              400,205          164,815           38,163
                                                                                     ------------     ------------     ------------
                                                                                     $ 24,064,548     $ 22,268,158     $ 10,318,281
                                                                                     ============     ============     ============
                                        Liabilities and Stockholders' Equity
Current liabilities
     Loans payable (current portion)                                                 $    347,289     $    347,289     $     27,012
     Notes payable - acquisitions (current portion)                                     1,110,726        1,110,726          275,000
     Line of credit                                                                     7,306,581        7,306,581               --
     Insurance obligation payable                                                         549,460          549,460          367,100
     Accounts payable and accrued expenses                                              3,421,796        3,421,796        1,172,148
     Accrued payroll and taxes                                                          1,461,738        1,461,738        1,105,363
     Payroll taxes payable                                                                306,230          306,230          412,513
                                                                                     ------------     ------------     ------------
                                                                                       14,503,820       14,503,820        3,359,136

Loans payable (net of current portion)                                                    291,243          291,243          134,700
Notes payable - acquisitions (net of current portion)                                   1,403,847        1,403,847           25,000
Convertible debt                                                                        1,125,399        1,125,399               --
                                                                                     ------------     ------------     ------------
                                                                                       17,324,309       17,324,309        3,518,836
Series A voting redeemable convertible preferred stock, $.01 par value,
     1,458,933 and -0- shares issued and outstanding, liquidation preference
     of $4,376,799 (including unpaid dividends of $39,000 and $-0-)                     2,792,000        2,792,000               --
Temporary equity - put options                                                            869,000          869,000               --
Commitments and contingencies
Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized                              --               --               --
     Common stock, $.01 par value, 25,000,000 shares authorized; 8,217,764
        and 5,712,037 shares issued and outstanding                                        82,178           82,178           57,120
     Additional paid-in capital                                                        11,992,685       11,992,685       10,554,782
     Deferred compensation                                                                     --               --          (67,900)
     Accumulated deficit                                                               (7,795,624)      (9,592,014)      (3,744,557)
     Accumulated other comprehensive loss                                              (1,200,000)      (1,200,000)              --
                                                                                     ------------     ------------     ------------
         Total stockholders' equity                                                     3,079,239        1,282,849        6,799,445
                                                                                     ------------     ------------     ------------
                                                                                     $ 24,064,548     $ 22,268,158     $ 10,318,281
                                                                                     ============     ============     ============

          See accompanying summary of accounting policies and notes to financial statements.

                          STRATUS SERVICES GROUP, INC.
                            Statements of Operations


                                                                       Years Ended September 30,
                                                                       -------------------------
                                                                 2001              2000                1999
                                                              ------------      ------------      ------------
Revenues (including  $-0-, $364,000 and $1,696,000 from
     related parties)                                         $ 64,271,705      $ 41,676,587      $ 30,042,751
Cost of revenues (including $-0-, $326,000 and $1,521,000
     from related parties)                                      51,021,613        31,182,678        23,306,254
                                                              ------------      ------------      ------------

Gross profit                                                    13,250,092        10,493,909         6,736,497
                                                              ------------      ------------      ------------

Selling, general and administrative expenses                    15,211,887         8,914,917         7,254,449
Loss on impairment of goodwill                                     700,000                --                --
Other charges                                                      519,801                --                --
                                                              ------------      ------------      ------------
                                                                16,431,688         8,914,917         7,254,449
                                                              ------------      ------------      ------------

Earnings (loss) from operations                                 (3,181,596)        1,578,992          (517,952)
                                                              ------------      ------------      ------------


Other income (expenses)
     Finance charges                                              (100,934)         (618,134)         (722,020)
     Interest and financing costs                               (2,176,964)         (300,892)         (309,257)
     Other income (expense)                                        (47,963)           45,944            22,186
                                                              ------------      ------------      ------------
                                                                (2,325,861)         (873,082)       (1,009,091)
                                                              ------------      ------------      ------------

Earnings (loss) before income taxes                             (5,507,457)          705,910        (1,527,043)
                                                              ------------      ------------      ------------
Income taxes (benefit)                                             340,000          (340,000)               --
                                                              ------------      ------------      ------------

Net earnings (loss)                                             (5,847,457)        1,045,910        (1,527,043)
     Dividends and accretion on preferred stock                    (63,000)               --                --
                                                              ------------      ------------      ------------
Net earnings (loss) attributable to common stockholders       $ (5,910,457)     $  1,045,910      $ (1,527,043)
                                                              ============      ============      ============

Net earnings (loss) per share attributable to common
   stockholders
     Basic                                                    $       (.99)     $        .21      $       (.40)
     Diluted                                                          (.99)              .20              (.40)


Weighted average shares, outstanding per common share
     Basic                                                       5,996,134         4,931,914         3,828,530
     Diluted                                                     5,996,134         5,223,508         3,828,530




          See accompanying summary of accounting policies and notes to financial statements.

                          STRATUS SERVICES GROUP, INC.
                            Statements of Cash Flows


                                                                                  Years Ended September 30,
                                                                                  -------------------------
                                                                           2001             2000              1999
                                                                        -----------      -----------      -----------
Cash flows from operating activities
  Net earnings (loss)                                                   $(5,847,457)     $ 1,045,910      $(1,527,043)
                                                                        -----------      -----------      -----------
  Adjustments to reconcile net earnings (loss)
    to net cash used by operating activities
       Depreciation                                                         409,860          175,419           74,970
       Amortization                                                         359,134          191,710          121,848
       Provision for doubtful accounts                                      661,000          122,500          595,000
       Loss on impairment of goodwill                                       700,000               --               --
       Deferred financing costs amortization                                209,897               --               --
       Loss on extinguishments of convertible debt                           70,560               --               --
       Deferred taxes                                                       340,000         (340,000)              --
       Interest expense amortization for the intrinsic value of the
         beneficial conversion feature of convertible debentures          1,146,463               --               --
       Imputed interest                                                          --           57,652           25,645
       Accrued interest                                                      64,410           41,522           91,996
       Compensation - stock options                                          67,900           46,800           46,800
  Changes in operating assets and liabilities
       Due to/from factor/accounts receivable                            (2,347,247)      (2,938,890)        (832,427)
       Prepaid insurance                                                 (1,003,604)        (175,461)         (34,922)
       Prepaid expenses and other current assets                            201,023         (262,261)         (10,778)
       Other assets                                                         (65,652)          19,593            6,582
       Insurance obligation payable                                         182,360          114,214           41,178
       Accrued payroll and taxes                                            356,375          171,028           64,512
       Payroll taxes payable                                               (106,283)         186,281           82,920
       Accounts payable and accrued expenses                              2,195,797          (80,469)         259,274
                                                                        -----------      -----------      -----------
              Total adjustments                                           3,441,993       (2,670,362)         532,598
                                                                        -----------      -----------      -----------
                                                                         (2,405,464)      (1,624,452)        (994,445)
                                                                        ===========      ===========      ===========
Cash flows (used in) investing activities
  Purchase of property and equipment                                       (755,801)        (780,975)        (283,466)
  Payments for business acquisitions                                     (1,218,674)      (1,053,868)        (194,930)
  Costs incurred in connection with investment                              (17,046)              --               --
  Loans receivable                                                          (40,500)        (120,500)              --
                                                                        -----------      -----------      -----------
                                                                         (2,032,021)      (1,955,343)        (478,396)
                                                                        -----------      -----------      -----------
Cash flows from financing activities
  Proceeds from initial public offering                                          --        6,034,169               --
  Proceeds from issuance of common stock                                  1,412,772               --          732,126
  Proceeds from loans payable                                               255,000        1,125,000        1,388,375
  Payments of loans payable                                                 (70,180)      (1,457,624)        (370,746)
  Payments of notes payable - acquisitions                                 (320,394)      (1,164,100)              --
  Net proceeds from line of credit                                        2,065,156               --               --
  Net proceeds from convertible debt                                      2,664,239               --               --
  Redemption of convertible debt                                         (2,222,883)              --               --
  Proceeds from temporary equity - put options                               60,000               --               --
  Purchase of treasury stock                                               (265,125)        (350,000)              --
  Payments of registration costs                                                 --               --         (103,829)
                                                                        -----------      -----------      -----------
                                                                          3,578,585        4,187,445        1,645,926
                                                                        -----------      -----------      -----------
Net change in cash and cash equivalents                                    (858,900)         607,650          173,085
Cash and cash equivalents - beginning                                     1,030,722          423,072          249,987
                                                                        -----------      -----------      -----------
Cash and cash equivalents - ending                                      $   171,822      $ 1,030,722      $   423,072
                                                                        ===========      ===========      ===========

          See accompanying summary of accounting policies and notes to financial statements.

                          STRATUS SERVICES GROUP, INC.
                      Statements of Cash Flows - Continued


                                                                                    Years Ended September 30,
                                                                                    -------------------------
                                                                            2001              2000              1999
                                                                        -----------      ---------------     -----------
Supplemental disclosure of cash paid
    Interest                                                            $   739,872      $       201,718     $   174,175
Schedule of Noncash Investing and Financing Activities
    Fair value of assets acquired                                       $ 4,568,674      $     1,548,097     $ 2,421,903
    Less: cash paid                                                      (1,218,674)          (1,048,097)        (57,430)
    Less: common stock and put options issued                              (800,000)                  --        (520,000)
                                                                        -----------      ---------------     -----------
    Liabilities assumed                                                 $ 2,550,000      $       500,000     $ 1,844,473
                                                                        ===========      ===============     ===========
    Issuance of common stock in exchange for notes payable              $        --      $     1,000,000     $ 1,092,762
                                                                        ===========      ===============     ===========
    Accrued and imputed interest                                        $    64,410      $        99,174     $   117,641
                                                                        ===========      ===============     ===========
    Purchase of property and equipment for notes                        $        --      $       163,836     $        --
                                                                        ===========      ===============     ===========
    Purchase of treasury stock in exchange for loans                    $   402,000      $            --     $        --
                                                                        ===========      ===============     ===========
    Issuance of common stock in exchange for investment                 $    61,000      $            --     $        --
                                                                        ===========      ===============     ===========
    Issuance of common stock upon conversion of convertible debt        $   542,500      $            --     $        --
                                                                        ===========      ===============     ===========
    Issuance of preferred stock in exchange for investment              $ 1,592,000      $            --     $        --
                                                                        ===========      ===============     ===========
    Issuance of preferred stock for fees in connection with private
        placement ($410,000) and investment ($727,000)                  $ 1,137,000      $            --     $        --
                                                                        ===========      ===============     ===========
    Issuance of common stock for fees in connection with private
        placement and investment                                        $    30,000      $            --     $        --
                                                                        ===========      ===============     ===========
    Cumulative dividends and accretion on preferred stock               $    63,000      $            --     $        --
                                                                        ===========      ===============     ===========















     See accompanying summary of accounting policies and notes to financial statements.

                          STRATUS SERVICES GROUP, INC.
                        Statement of Stockholders' Equity



                                                                                                               Additional
                                                                        Common Stock            Treasury         Paid-In
                                                    Total          Amount        Shares          Stock           Capital
                                                 -------------    ---------    ------------    -----------    --------------

Balance - October 1, 1998                       $ (3,356,310)   $     37,198       3,719,734    $         --    $     31,416
Net (loss)                                        (1,527,043)             --              --              --              --
Compensation expense in connection with
   stock options granted (no tax effect)              46,800              --              --              --              --
Issuance of common stock in connection
   with acquisition                                       --             347          34,667              --            (347)
Issuance of common stock in exchange for
   notes payable                                   1,092,762           2,914         291,403              --       1,089,848
Proceeds from the private placement of
   common stock (net of costs of $117,874)
   for cash                                          732,126           2,266         226,666              --         729,860
                                                ------------    ------------    ------------    ------------    ------------
Balance - September 30, 1999                    $ (3,011,665)   $     42,725       4,272,470    $         --    $  1,850,777
Net earnings                                       1,045,910              --              --              --              --
Compensation expense in connection with
   stock options granted (no tax effect)              46,800              --              --              --              --
Issuance of common stock in exchange for
   notes payable                                   1,000,000           1,933         193,333              --         998,067
Proceeds from the initial public offering of
   common stock (net of costs of ($1,869,660)      5,930,340          13,000       1,300,000              --       5,917,340
Transfer from temporary equity                     2,138,060              --              --              --       2,138,060
Purchase and retirement of treasury stock           (350,000)           (538)        (53,766)             --        (349,462)
                                                ------------    ------------    ------------    ------------    ------------
Balance - September 30, 2000                    $  6,799,445    $     57,120       5,712,037    $         --    $ 10,554,782
Net (loss)                                        (5,847,457)             --              --              --              --
Unrealized loss on securities available for
   sale                                           (1,200,000)             --              --              --              --
Dividends and accretion on preferred stock           (63,000)             --              --              --         (63,000)
Purchase and retirement of treasury stock            (15,125)            (33)         (3,333)             --         (15,092)
Purchase of treasury stock                          (652,000)             --              --        (652,000)             --
Beneficial conversion feature of
   convertible debt                                1,213,747              --              --              --       1,213,747
Warrants issued in connection with
   issuance of convertible debt                       88,000              --              --              --          88,000
Compensation expense in connection with
   stock options granted (no tax effect)              67,900              --              --              --              --


                                                                 Accumulated
                                                                    Other
                                                   Deferred      Comprehensive    Accumulated
                                                 Compensation        Loss           Deficit
                                                --------------  --------------- -------------

Balance - October 1, 1998                       $   (161,500)   $         --    $ (3,263,424)
Net (loss)                                                --              --      (1,527,043)
Compensation expense in connection with
   stock options granted (no tax effect)              46,800              --              --
Issuance of common stock in connection
   with acquisition                                       --              --              --
Issuance of common stock in exchange for
   notes payable                                          --              --              --
Proceeds from the private placement of
   common stock (net of costs of $117,874)
   for cash                                               --              --              --
                                                ------------    ------------    ------------
Balance - September 30, 1999                    $   (114,700)   $         --    $ (4,790,467)
Net earnings                                              --              --       1,045,910
Compensation expense in connection with
   stock options granted (no tax effect)              46,800              --              --
Issuance of common stock in exchange for
   notes payable                                          --              --              --
Proceeds from the initial public offering of
   common stock (net of costs of ($1,869,660)             --              --              --
Transfer from temporary equity                            --              --              --
Purchase and retirement of treasury stock                 --              --              --
                                                ------------    ------------    ------------
Balance - September 30, 2000                    $    (67,900)             --    $ (3,744,557)
Net (loss)                                                --              --      (5,847,457)
Unrealized loss on securities available for
   sale                                                   --      (1,200,000)             --
Dividends and accretion on preferred stock                --              --              --
Purchase and retirement of treasury stock                 --              --              --
Purchase of treasury stock                                --              --              --
Beneficial conversion feature of
   convertible debt                                       --              --              --
Warrants issued in connection with
   issuance of convertible debt                           --              --              --
Compensation expense in connection with
   stock options granted (no tax effect)              67,900              --              --


          See accompanying summary of accounting policies and notes to financial statements.

                          STRATUS SERVICES GROUP, INC.
                  Statement of Stockholders' Equity - Continued



                                                                                                               Additional
                                                                        Common Stock            Treasury         Paid-In
                                                    Total          Amount         Stock          Stock           Capital
                                                 -------------    ---------    ------------    -----------    ------------
Beneficial conversion feature of convertible
   debt redeemed                                   (631,881)             --             --             --       (631,881)
Conversion of convertible debt                      429,448           5,194        519,394        652,000       (227,746)
Issuance of common stock in connection
   with acquisition                                      --           4,000        400,000             --         (4,000)
Proceeds from the private placements of
common stock (net of costs of $432,228)
   for cash                                       1,002,772          14,497      1,449,666             --        988,275
Issuance of shares for services provided             30,000             300         30,000             --         29,700
Issuance of stock in exchange for investment         61,000             500         50,000             --         60,500
Issuance of stock with put options                       --             600         60,000             --           (600)
                                               ------------    ------------   ------------   ------------   ------------
Balance - September 30, 2001                   $  1,282,849    $     82,178      8,217,764   $         --   $ 11,992,685
                                               ============    ============   ============   ============   ============


                                                               Accumulated
                                                                  Other
                                                 Deferred      Comprehensive    Accumulated
                                               Compensation        Loss           Deficit
                                               -------------   ------------    ------------
Beneficial conversion feature of convertible
   debt redeemed                                          --             --              --
Conversion of convertible debt                            --             --              --
Issuance of common stock in connection
   with acquisition                                       --             --              --
Proceeds from the private placements of
common stock (net of costs of $432,228)
   for cash                                               --             --              --
Issuance of shares for services provided                  --             --              --
Issuance of stock in exchange for investment              --             --              --
Issuance of stock with put options                        --             --              --
                                               -------------   ------------    ------------
Balance - September 30, 2001                   $          --   $ (1,200,000)   $ (9,592,014)
                                               =============   ============    ============





          See accompanying summary of accounting policies and notes to financial statements.

                          STRATUS SERVICES GROUP, INC.
                       Statements of Comprehensive Income


                                                              Years Ended September 30,
                                                              -------------------------
                                                        2001             2000            1999
                                                     -----------      -----------     -----------

Net earnings (loss)                                  $(5,847,457)     $ 1,045,910     $(1,527,043)

Unrealized loss on securities available for sale      (1,200,000)              --              --
                                                     -----------      -----------     -----------

Comprehensive income (loss)                          $(7,047,457)     $ 1,045,910     $(1,527,043)
                                                     ===========      ===========     ===========











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

                  REVENUE RECOGNITION
                  The Company recognizes revenue as the services are performed by its workforce. The Company's customers are billed weekly. At balance sheet dates, there are accruals for unbilled receivables and related compensation costs. The Company believes its revenue recognition policies do not significantly differ from SAB 101.

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

                  RECLASSIFICATION
                  Certain items in the Statements of Cash Flows for the years ended September 30, 1999 and 2000 have been reclassified to conform to the year ended September 30, 2001 presentation.

                  COMPREHENSIVE INCOME (LOSS)
                  Comprehensive income (loss) is the total of net income (loss) and other non-owner changes in equity including unrealized gains or losses on available-for-sale marketable securities.

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

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED EARNINGS/LOSS PER SHARE
                  Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented.


                                                                      Year Ended September 30,
                                                                2001             2000            1999
                                                             -----------      -----------     -----------
                 Numerator:
                 Basic EPS
                     Net earnings (loss)                     $(5,847,457)     $ 1,045,910     $(1,527,043)
                     Dividends and accretion on
                         preferred stock                          63,000               --              --
                                                             -----------      -----------     -----------
                 Net earnings (loss) attributable to
                     common stockholders                     $(5,910,457)     $ 1,045,910     $(1,527,043)
                                                             ===========      ===========     ===========

                 Denominator:
                 Basic EPS
                     Weighted average shares outstanding       5,996,134        4,931,914       3,828,530
                                                             -----------      -----------     -----------
                     Per share amount                        $      (.99)     $       .21     $      (.40)
                                                             ===========      ===========     ===========

                 Effect of stock options and warrants                 --          291,594              --

                 Dilutive EPS
                     Weighted average shares outstanding
                         including incremental shares          5,996,134        5,223,508       3,828,530
                                                             -----------      -----------     -----------
                     Per share amount                        $      (.99)     $       .20     $      (.40)
                                                             ===========      ===========     ===========

                  INVESTMENT
                  The investment represents securities available for sale which are stated at fair value. Unrealized holding gains and losses are reflected as a net amount in accumulated other comprehensive loss until realized. There were no gross realized gains and losses on sales of available-for-sale securities for the years ended September 30, 2001, 2000 and 1999. At September 30, 2001, the Company's securities available-for-sale consisted of an investment in a publicly-traded foreign company (see note 4).

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

                  GOODWILL
                  Goodwill is amortized on a straight-line basis over fifteen years except for acquisitions after June 30, 2001 where goodwill is not being amortized.

                  Periodically, the Company will determine if there has been a permanent impairment of goodwill by comparing anticipated undiscounted cash flows for operating activities of acquired businesses with

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED GOODWILL the carrying value of the related goodwill. In this connection the Company charged $700,000 to operations in the year ended September 30, 2001.

                  FACTORING
                  The Company's factoring agreement (see Note 5) with a financing institution ("factor") has been accounted for as a sale of receivables under Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities". ("SFAS" No. 125)

                  FAIR VALUES OF FINANCIAL INSTRUMENTS
                  Fair values of cash and cash equivalents, accounts receivable, due from factor, accounts payable and short-term borrowings approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the financial statements.

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

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED NEW ACCOUNTING PRONOUNCEMENTS
                  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes its revenue recognition policies do not significantly differ from SAB 101.

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

NOTE 3 -          ACQUISITIONS
                  On January 4, 1999, the Company entered into an asset purchase agreement with B&R Employment, Inc. ("B&R"). The Company purchased certain assets including office equipment, furniture and fixtures, sales and operating records, customer contracts and agreements, vendor lists, and seller's licenses and certificates. The purchase price was $2,400,000, consisting of notes for $1,880,000 and the issuance of 34,667 shares of the Company's common stock. B&R had a put option to sell these shares back to the Company at $15 per share, provided that the Company did not conduct an initial public offering within twenty-four months. As a result of the IPO, $520,000 of "Temporary equity - put options" representing 34,667 shares in connection with the acquisition was transferred to additional paid-in capital. In February 2000, the Company entered into a debt-equity conversion agreement with B&R whereby, B&R agreed to convert, except for $666,000, the amounts due under the notes payable-acquisition, including accrued interest, into shares of the Company's common stock upon the Company's initial public offering of securities. The number of shares to be issued was based on the offering price in the initial public offering. In April 2000, the agreement was amended to provide that B&R would convert $500,000 into shares of the Company's common stock. Accordingly, upon the completion of the IPO, B&R was issued 83,333 shares of the Company's common stock and the notes were paid in full.

                  In connection with this acquisition, the Company entered into an employment and a non-compete agreement for a three-year period with the sole stockholder of B&R. The excess of cost paid over net assets acquired resulted in goodwill of $2,414,903, computed as follows:

                  Net assets acquired
                      Office equipment                                               $    7,000
                      Amounts paid
                          Notes payable (net of $35,527 discount)                     1,844,473
                          Issuance of common stock and put options                      520,000
                          Finders' fees                                                  57,430
                                                                                     ----------
                                                                                      2,421,903
                                                                                     ----------

                      Excess of amounts paid over net assets acquired - goodwill     $2,414,903
                                                                                     ==========

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

                  The excess of cost paid over net assets acquired resulted in goodwill of $1,562,693, computed as follows:

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 -          ACQUISITIONS - CONTINUED

                  Net assets acquired
                      Furniture and equipment                                        $    38,175
                      Accrued holiday and vacation pay                                   (47,000)
                                                                                     -----------
                                                                                          (8,825)
                                                                                     -----------
                  Amounts paid
                      Cash                                                               800,000
                      Notes payable                                                      500,000
                      Finder's fees and other costs                                      253,868
                                                                                     -----------
                                                                                       1,553,868
                                                                                     -----------

                      Excess of amounts paid over net assets acquired - goodwill     $ 1,562,693
                                                                                     ===========

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

                  The excess of cost paid over net assets acquired resulted in goodwill of $228,144, computed as follows:

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 -          ACQUISITIONS - CONTINUED

                  Net assets acquired
                      Furniture and equipment                                        $  11,000
                      Accrued holiday and vacation pay                                 (12,000)
                                                                                     ---------
                                                                                        (1,000)
                                                                                     ---------
                      Amounts paid
                             Cash                                                      100,000
                             Note payable and other payables                            75,000
                             Finder's fees and other costs                              52,144
                                                                                     ---------
                                                                                       227,144
                                                                                     ---------

                      Excess of amounts paid over net assets acquired - goodwill     $ 228,144
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

                  The following table summarizes the fair value of the assets acquired at the date of acquisition based upon a third-party valuation of certain intangible assets:

                     Property and Equipment     $  105,000
                     Intangible assets             636,300
                     Goodwill                    2,700,863
                                                ----------

                     Total assets acquired      $3,442,163
                                                ==========

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

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 -          ACQUISITIONS - CONTINUED


                                                                     Year Ending September 30,
                                                                      2001                  2000
                                                                      ----                  ----
                  Revenues                                       $   74,803,000      $   82,593,000

                  Net earnings (loss) attributable to
                      common stockholders                            (5,261,000)          2,408,000

                  Net earnings (loss) per share attributable
                      to common stockholders
                          Basic                                  $         (.88)     $          .49
                          Diluted                                $         (.88)     $          .46

                  The maturities on notes payable-acquisitions are as follows:


                           Year Ending September 30
                  -------------------------------------------
                          2002           $       1,110,726
                          2003                     435,875
                          2004                     467,197
                          2005                     500,775
                                         -----------------
                                         $       2,514,573
                                         =================

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

NOTE 7 -          PROPERTY AND EQUIPMENT
                  Property and equipment consist of the following as of September 30:


                                                    2001            2000
                                                -----------      -----------
                 Furniture and fixtures         $   614,980      $   206,307
                 Office equipment                   109,498           72,729
                 Computer equipment               1,130,301          810,226
                 Computer software                  244,095          113,500
                 Vans                               216,319          208,570
                                                -----------      -----------
                                                  2,315,193        1,411,332
                 Accumulated depreciation          (702,977)        (292,707)
                                                -----------      -----------
                 Net property and equipment     $ 1,612,216      $ 1,118,625
                                                ===========      ===========

NOTE 8 -          INTANGIBLE ASSETS
                  Intangible assets consist of the following as of September 30:


                                                                      2001                   2000
                                                                ------------------    -----------------
                 Goodwill                                       $       7,814,822     $       4,030,096
                 Covenant-not-to-compete                                  127,300                    --
                 Customer list                                            509,000                    --
                 Less: accumulated amortization                          (672,694)             (313,558)
                 Less: impairment loss                                   (700,000)                   --
                                                                ------------------    -----------------
                                                                $       7,078,428     $       3,716,538
                                                                ==================    =================

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 -          JOINT VENTURE
                  The Company provides information technology staffing services through a joint venture, Stratus Technology Services, LLC ("STS"), in which the Company has a 50% interest. A son of the Chief Executive Officer and the Secretary and General Counsel of the Company have a minority interest in the other 50% venturer. STS commenced operations during the year ended September 30, 2001. The Company's loss from operations of STS of $6,933 for the year ended September 30, 2001 is included in other revenue (expense) on the statements of operations.

NOTE 10 -         LOANS PAYABLE
                  Loans payable consist of the following as of September 30:


                                                                            2001                   2000
                                                                      -----------------     -----------------
                 Notes, secured by vans with a book value
                     of $147,528 as of  September 30, 2001      (i)   $         134,698     $         161,712
                 18% promissory notes                          (ii)             240,000                    --
                 Stock repurchase note                         (iii)            248,834                    --
                 Other                                                           15,000                    --
                                                                      -----------------     -----------------
                                                                                638,532               161,712
                 Less current portion                                         (347,289)              (27,012)
                                                                      -----------------     -----------------
                 Current portion                                      $         291,243     $         134,700
                                                                      =================     =================

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


                  The maturities on loans payable are as follows:
                           Year Ending September 30
                  ----------------------------------------
                          2002           $         347,289
                          2003                     105,345
                          2004                     120,317
                          2005                      65,581
                                         -----------------
                                         $         638,532
                                         =================

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

NOTE 12 -         ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                                  2001                    2000
                                                            ----------------       -----------------
                 Accounts payable                           $      2,513,749       $         980,880
                 Accrued compensation                                285,022                  94,457
                 Workers' compensation claims reserve                273,657                      --
                 Accrued other                                       349,368                  96,811
                                                            ----------------       -----------------
                                                            $      3,421,796       $       1,172,148
                                                            ================       =================

NOTE 13 -         INCOME TAXES
                  Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities follow:


                                                                         2001                     2000
                                                                  -----------------       -----------------
                  Current assets and liabilities
                       Allowance for doubtful accounts            $         220,000                 102,000
                       Allowance for recourse obligation                         --       $          12,000
                       Net operating loss carryforward                           --                 340,000
                       Valuation allowance                                 (220,000)               (114,000)
                                                                  -----------------       -----------------
                  Net current deferred tax asset                  $              --       $         340,000
                                                                  =================       =================

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 -         INCOME TAXES - CONTINUED

                  Non-current assets and liabilities
                       Net operating loss carryforward            $       2,694,000       $         462,000
                       Stock compensation                                        --                  27,000
                       Depreciation                                              --                  (5,000)
                       Valuation allowance                               (2,694,000)               (484,000)
                                                                  -----------------       -----------------
                  Net non-current deferred tax asset (liability)  $              --       $              --
                                                                  =================       =================

                  The change in valuation allowances was an increase of $2,316,000 and a decrease of $560,000 for the years ended September 30, 2001 and 2000, respectively.


                                                               2001             2000              1999
                                                            -----------      -----------      -----------
                Income taxes (benefit) is comprised of:
                     Current                                $        --      $        --      $        --
                     Deferred                                (1,976,000)         220,000               --
                     Change in valuation allowance            2,316,000         (560,000)              --
                                                            -----------      -----------      -----------
                                                            $   340,000      $  (340,000)     $        --
                                                            ===========      ===========      ===========

                  At September 30, 2001, the Company has available the following federal net operating loss carryforwards for tax purposes:


                           Expiration Date
                             Year Ending
                            September 30,
                  -----------------------------------
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

                  Compensation expense under APB 25 for the years ended September 30, 2001, 2000 and 1999 was $67,900, $46,800 and
                  $46,800, respectively.

                  A summary of the Company's stock option activity and related information for the years ended September 30 follows:


                                                                          Weighted Average
                                                             Options       Exercise Price
                                                           ------------   ----------------
                  Outstanding at September 30, 1998            534,000       $   2.55
                       Granted                                      --             --
                       Canceled                                     --             --
                       Exercised                                    --             --
                                                            ----------

                  Outstanding at September 30, 1999            534,000           2.55
                       Granted                               1,453,205           5.91
                       Canceled                                     --             --
                       Exercised                                    --             --
                                                            ----------       --------

                          STRATUS SERVICES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 19 -         STOCK OPTIONS AND WARRANTS - CONTINUED

                  Outstanding at September 30, 2000      1,987,205          5.01
                       Granted                           1,900,000          2.05
                       Canceled                           (279,464)         4.08
                       Exercised                                --         --
                                                        ----------      --------
                  Outstanding at September 30, 2001      3,607,741      $   3.52
                                                        ==========      ========
                  Exercisable at September 30, 2001      1,341,908      $   2.26
                                                        ==========      ========

                  The exercise prices range from $1.10 to $6.00 per share.

                  In connection with the IPO, the Company issued 130,000 warrants to its underwriters to purchase shares at $8.70 per share, expiring in 2004. The Company has also issued the following warrants:


                            Number of
                             Warrants                     Price Per Share                 Expiring In
                  -------------------------------    ---------------------------    ----------------------
                              66,667                    $        7.50                     2004
                              65,000                             4.00                     2005
                              10,000                             5.00                     2005
                              20,000                             6.00                     2005
                              16,667                             0.75                     2006
                              50,000                             5.00                     2006
                             100,000                             7.50                     2006

                  Following is a summary of the status of stock options outstanding at September 30, 2001:


                                          Outstanding Options                                   Exercisable Options
                                    ---------------------------------                      -------------------------------
                                                         Weighted
                                                         Average           Weighted                            Weighted
                    Exercise                            Remaining           Average                            Average
                      Price            Number          Contractual         Exercise           Number           Exercise
                                                                                                                Price
                  --------------    --------------    ---------------    --------------    -------------     -------------
                                                           Life              Price
                                                      ---------------    --------------
                  $   1.10            1,500,000         9.5 years        $     1.10          750,000         $       1.10
                      1.50              166,667         0.9 years              1.50          166,667                 1.50
                      3.00              193,333         6.0 years              3.00          172,500                 3.00
                     5.625              690,000         8.8 years             5.625          195,000                5.625
                      6.00            1,057,741         8.5 years              6.00           57,741                 6.00
                                    --------------                                         -------------
                                      3,607,741                                            1,341,908
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


VALUATION ALLOWANCE FOR DEFERRED TAXES

                                    Balance at       Charged to                                         Balance at
                                   beginning of       costs and                                           end of
                                      period         expenses (2)        Other         Deductions         period
                                      ------         ------------      ---------       ----------         ------
       September 30:
          2001                    $      598,000   $    2,316,000   $           --   $           --    $   2,914,000
          2000                         1,158,000         (560,000)              --               --          598,000
          1999                         1,015,000          143,000               --               --        1,158,000

(1)  Transfers between valuation accounts.

(2) Reflects the increase (decrease) in the valuation allowance associated with net operating losses of the Company.