Form 10-Q
period 2002-03-31
STRATUS SERVICES GROUP INC
filed 2002-05-15
CIK 1044391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2002

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

Yes    X      No
     -----       -----

As of May 14, 2002, 11,522,567 shares of the Registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                          STRATUS SERVICES GROUP, INC.
                            Condensed Balance Sheets
                                     Assets

                                                                                             March 31, 2002   September 30, 2001
                                                                                             --------------   ------------------
                                                                                               (Unaudited)
Current assets
     Cash and cash equivalents                                                                $  1,087,419       $    171,822
     Accounts receivable - less allowance for doubtful
         accounts of $542,000 and $551,000                                                      10,216,986          8,540,112
     Unbilled receivables                                                                        1,426,828          1,566,417
     Other receivables                                                                             500,000                 --
     Prepaid insurance                                                                           1,188,974          1,436,278
     Investment                                                                                    670,000          1,166,046
     Prepaid expenses and other current assets                                                     135,626             77,146
     Net assets of discontinued Engineering Division                                                    --            199,610
                                                                                              ------------       ------------
                                                                                                15,225,833         13,157,431

Property and equipment, net of accumulated depreciation                                          1,449,556          1,427,216
Intangible assets, net of accumulated amortization                                               8,578,758          7,078,428
Deferred financing costs, net of accumulated amortization                                           22,261            454,878
Other assets                                                                                       137,044            150,205
                                                                                              ------------       ------------
                                                                                              $ 25,413,452       $ 22,268,158
                                                                                              ============       ============
                      Liabilities and Stockholders' Equity
Current liabilities
     Loans payable (current portion)                                                          $    111,184       $    347,289
     Notes payable - acquisitions (current portion)                                              1,456,331          1,110,726
     Line of credit                                                                              8,030,110          7,306,581
     Insurance obligation payable                                                                   74,104            549,460
     Accounts payable and accrued expenses                                                       4,488,692          3,421,796
     Accrued payroll and taxes                                                                   1,537,654          1,461,738
     Payroll taxes payable                                                                         545,049            306,230
                                                                                              ------------       ------------
                                                                                                16,243,124         14,503,820

Loans payable (net of current portion)                                                             290,782            291,243
Notes payable - acquisition (net of current portion)                                             2,015,473          1,403,847
Convertible debt                                                                                    40,000          1,125,399
                                                                                              ------------       ------------
                                                                                                18,589,379         17,324,309

Series  A voting redeemable convertible stock, $.01 par value, 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including
        unpaid dividends of $39,000)                                                                    --          2,792,000
Temporary equity - put options                                                                     823,000            869,000
Commitments and contingencies
Stockholders' equity
        Preferred stock, $.01 par value, 5,000,000 shares authorized
            Series A voting redeemable convertible preferred stock, $.01 par value,
               1,458,933 shares issued and outstanding, liquidation preference of
               $4,376,799 (including unpaid dividends of $193,000)                               3,042,000                 --
            Series B non-voting convertible preferred stock, $.01 par value, 500,000 shares authorized, 263,300 and -0- shares issued and outstanding,
               liquidation preference of $1,316,499                                              1,116,499                 --
        Common stock, $.01 par value, 25,000,000 shares authorized, 11,522,567 and
               8,217,764 shares issued and outstanding                                             115,226             82,178
        Additional paid-in capital                                                              13,306,513         11,992,685
        Accumulated deficit                                                                     (9,898,135)        (9,592,014)
        Accumulated other comprehensive loss                                                    (1,681,030)        (1,200,000)
                                                                                              ------------       ------------
            Total stockholders' equity                                                           6,001,073          1,282,849
                                                                                              ------------       ------------
                                                                                              $ 25,413,452       $ 22,268,158
                                                                                              ============       ============

                  See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended                  Six Months Ended
                                                                       March 31,                          March 31,
                                                                2002              2001              2002              2001
                                                            ------------      ------------      ------------      ------------
Revenues                                                    $ 17,505,428      $ 12,774,199      $ 32,298,652      $ 29,798,886

Cost of revenues                                              14,836,750        10,324,917        26,956,072        23,512,488
                                                            ------------      ------------      ------------      ------------
Gross Profit                                                   2,668,678         2,449,282         5,342,580         6,286,398

Selling, general and administrative expenses                   3,305,380         3,813,202         6,206,867         7,259,572
                                                            ------------      ------------      ------------      ------------

(Loss) from continuing operations                               (636,702)       (1,363,920)         (864,287)         (973,174)
                                                            ------------      ------------      ------------      ------------

Other income (expenses)
  Finance charges                                                     --                --                --           (61,291)
  Interest and financing costs                                  (451,564)         (786,437)         (963,607)         (975,506)
  Other income (expense)                                          35,825            (4,520)           41,510             3,171
                                                            ------------      ------------      ------------      ------------
                                                                (415,739)         (790,957)         (922,097)       (1,033,626)
                                                            ------------      ------------      ------------      ------------
Earnings (loss) from continuing operations
    before income taxes                                       (1,052,441)       (2,154,877)       (1,786,384)       (2,006,800)

Income taxes (benefit)                                                --                --                --           (88,000)
                                                            ------------      ------------      ------------      ------------

Earnings (loss) from continuing operations                    (1,052,441)       (2,154,877)       (1,786,384)       (1,918,800)
Discontinued operations - earnings (loss) from
     discontinued Engineering Division                          (312,059)            2,229          (238,793)           79,651
Gain on sale of Engineering Division                           1,759,056                --         1,759,056                --
                                                            ------------      ------------      ------------      ------------
Net earnings (loss)                                              394,556        (2,152,648)         (266,121)       (1,839,149)
     Dividends and accretion on preferred stock                 (166,000)               --          (290,000)               --
                                                            ------------      ------------      ------------      ------------
Net earnings (loss) attributable to common stockholders     $    228,556      $ (2,152,648)     $   (556,121)     $ (1,839,149)
                                                            ============      ============      ============      ============

Net earnings (loss) per share attributable to common
  stockholders
  Basic:
     (Loss) from continuing operations                      $       (.12)     $       (.38)     $       (.22)     $       (.34)
     Earnings from discontinued operations                           .14                --               .16               .01
                                                            ------------      ------------      ------------      ------------
       Net earnings (loss)                                  $        .02      $       (.38)     $       (.06)     $       (.33)
                                                            ============      ============      ============      ============

                  See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                 Condensed Statements of Operations - Continued
                                   (Unaudited)

  Diluted:
     (Loss) from continuing operations                    $         (.12)     $        (.38)     $        (.22)     $        (.34)
     Earnings from discontinued operations                           .14                 --                .16                .01
                                                          --------------      -------------      -------------      -------------
       Net earnings (loss)                                $          .02      $        (.38)     $        (.06)     $        (.33)
                                                          ==============      =============      =============      =============

Weighted average shares, outstanding per common share
  Basic                                                       10,382,034          5,613,319          9,583,750          5,662,158
  Diluted                                                     10,382,034          5,613,319          9,583,750          5,662,158





                  See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                            Six Months Ended
                                                                      March 31, 2002   March 31, 2001
                                                                      --------------   --------------
Cash flows from operating activities
  Net earnings (loss) from continuing operations                       $(1,826,384)     $(1,918,800)
  Net earnings from discontinued operations                              1,520,263           79,651
  Adjustments to reconcile net earnings (loss) to net cash used by operating activities
      Depreciation                                                         265,971          179,632
      Amortization                                                         272,024          162,115
      Provision for doubtful accounts                                      208,000          317,000
      Deferred financing costs amortization                                388,978           67,442
      Gain on sale of Engineering Division                              (1,759,056)              --
      Loss on sales of shares of investment                                  9,550               --
      Gain on extinguishment of convertible debt                            (3,277)              --
      Deferred taxes (benefit)                                                  --          (88,000)
      Interest expense amortization for the intrinsic value of the
         beneficial conversion feature of convertible debentures           104,535          650,362
      Accrued interest                                                      92,021           39,832
      Compensation - stock options                                              --           29,535
  Changes in operating assets and liabilities
      Due to/from factor/accounts receivable                            (1,745,285)      (1,075,807)
      Prepaid insurance                                                    247,304          236,091
      Prepaid expenses and other current assets                            (58,480)         (68,802)
      Other assets                                                          12,836          (30,110)
      Insurance obligation payable                                        (475,356)        (271,993)
      Accrued payroll and taxes                                             75,916           (2,124)
      Payroll taxes payable                                                238,819          171,346
      Accounts payable and accrued expenses                                943,141          588,875
                                                                       -----------      -----------
              Total adjustments                                         (1,182,359)         905,394
                                                                       -----------      -----------
                                                                        (1,488,480)        (933,755)
                                                                       ===========      ===========
Cash flows (used in) investing activities
  Purchase of property and equipment                                      (246,399)        (401,631)
  Proceeds from sales of shares of investment                                5,466               --
  Payments for business acquisitions                                      (181,920)        (975,486)
  Net proceeds from sale of Engineering Division                         1,459,079               --
  Loans receivable                                                              --         (105,000)
                                                                       -----------      -----------
                                                                         1,036,226       (1,482,117)
                                                                       -----------      -----------

Cash flows from financing activities
  Proceeds from issuance of common stock                                   222,083               --
  Proceeds from issuance of Series B Preferred Stock                       282,500               --
  Proceeds from loans payable                                              321,195           60,000
  Payments of loans payable                                                (61,566)         (27,428)
  Payments of notes payable - acquisitions                                (142,769)        (291,739)
  Net proceeds from line of credit                                         723,529          766,816
  Cost in connection with common stock issued for acquisition               (2,000)              --
  Net proceeds from convertible debt                                       326,871        1,652,864
  Redemption of convertible debt                                          (301,992)              --
  Purchase of treasury stock                                                    --         (265,125)
                                                                       -----------      -----------
                                                                         1,367,851        1,895,388
                                                                       -----------      -----------
Net change in cash and cash equivalents                                    915,597         (520,484)
Cash and cash equivalents - beginning                                      171,822        1,030,722
                                                                       -----------      -----------
Cash and cash equivalents - ending                                     $ 1,087,419      $   510,238
                                                                       ===========      ===========

                  See notes to condensed financial statements.

                          STRATUS SERVICES GROUP, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                      March 31, 2002   March 31, 2001
                                                                                      --------------   --------------
Supplemental disclosure of cash paid
    Interest                                                                            $   437,693      $   285,586
                                                                                        ===========      ===========
Schedule of noncash investing and financing activities
    Fair value of assets acquired                                                       $ 1,814,355      $ 1,125,486
    Less: cash paid                                                                        (334,355)        (800,486)
    Less:  common stock and put options issued                                             (380,000)              --
                                                                                        -----------      -----------
    Liabilities assumed                                                                 $ 1,100,000      $   325,000
                                                                                        ===========      ===========

    Issuance of common stock in exchange for notes payable                              $        --      $ 1,000,000
                                                                                        ===========      ===========
    Issuance of Series B Preferred Stock in exchange for convertible and other debt     $ 1,106,499      $        --
                                                                                        ===========      ===========
    Purchase of treasury stock in exchange for loans                                    $        --      $   402,000
                                                                                        ===========      ===========
    Issuance of common stock in exchange for accounts payable and accrued expenses      $    59,000      $        --
                                                                                        ===========      ===========
    Issuance of common stock upon conversion of convertible debt                        $   736,003      $        --
                                                                                        ===========      ===========
    Issuance of warrants for fees                                                       $    55,000      $        --
                                                                                        ===========      ===========
    Cumulative dividends and accretion on preferred stock                               $   290,000      $        --
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

NOTE 2 - LIQUIDITY

At March 31, 2002, the Company had limited liquid resources. Current liabilities were $16,243,124 and current assets were $15,225,833. The difference of $1,017,291 is a working capital deficit which is primarily the result of losses incurred during each of the four quarters ended December 31, 2001. Management believes that the liquidity position is currently manageable, but the working capital deficit will remain until additional capital is raised.

NOTE 3 - EARNINGS/LOSS PER SHARE

Basic "Earnings Per Share" ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. There were no dilutive shares for the three and six months ended March 31, 2002 and 2001.

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

NOTE 5 - LINE OF CREDIT

On December 12, 2000, the Company entered into a loan and security agreement with a lending institution whereby the Company can borrow up to 85% to 90% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company's tangible net worth (as defined). Borrowings under the agreement bear interest at 1 1/2% above the prime rate and are collateralized by substantially all of the Company's assets. The agreement expires on June 12, 2002. Approximately $5,100,000 of the initial borrowing under this agreement was used to repurchase accounts receivable from the factor (see Note 4).

NOTE 6 - CONVERTIBLE DEBT

At various times during the year ended September 30, 2001 and the six months ended March 31, 2002, the Company issued convertible debentures through private placements. The debentures bore interest at 6% a year, payable quarterly and had a maturity date of five years from issuance. Each debenture was convertible after 120 days from issuance into the number of shares of the Company's common stock determined by dividing the principal amount of the debenture by the lesser of (a) 120% of the closing bid price of the common stock on the trading day immediately preceding the issuance date or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of the conversion. The Company had the right to prepay any of the debentures at any time at a prepayment rate that varied from 115% to 125% of the amount of the debenture depending on when the prepayment was made.

The discount arising from the 75% beneficial conversion feature is charged to interest expense during the period from the issuance of the debenture to the earliest time at which the debenture becomes convertible.

During the six months ended March 31, 2002, the Company redeemed $258,394 of debentures resulting in a gain of approximately $3,000 which is included in "Other income (expense)" in the condensed statement of operations.

In March 2002, the Company entered into an agreement with the holder (the "Debenture Holder") of all but $40,000 of the outstanding debentures pursuant to which it issued to the Debenture Holder 231,300 shares of Series B Convertible Preferred Stock (see Note 7) in exchange for (i) $456,499 aggregate principal amount of Debentures, (ii) the cancellation of a $400,000 promissory note previously issued by the Company to the Debenture Holder and (iii) $300,000 in cash. As a result, only $40,000 of Debentures remains outstanding.

NOTE 7 - PREFERRED STOCK

a. SERIES A

The difference between the carrying value and redemption value of the Series A preferred stock is being accreted through a charge to additional paid-in-capital through the June 30, 2008 redemption date.

The Series A preferred stock pays cumulative dividends at $.21 per share per year, payable semi-annually, commencing on December 31, 2001 when and if declared by the Board of Directors. Beginning on October 1, 2001 the preferred stock shares are convertible at the option of the holder into shares of the Company's common stock on a one-for-one basis. On June 30, 2008, the Company will be required to redeem any shares of Series A preferred stock outstanding at a redemption price of $3.00 per share together with accrued and unpaid dividends, payable, at the Company's option, either in cash or in shares of common stock. For purposes of determining the number of shares which the Company will be required to issue if it chooses to pay the redemption price in shares of Common Stock, the Common Stock will have a value equal to the average closing price of the Common Stock during the five trading days immediately preceding the date of redemption.

At the Company's Annual Meeting of Shareholders held on March 28, 2002, the stockholders approved the issuance by the Company of the full number of shares of common stock which may be issued by the Company in connection with the conversion of the Series A Preferred Stock. Accordingly, the Series A Preferred Stock was reclassified to permanent equity.

b. SERIES B

The shares of Series B Preferred Stock have a stated value of $5 per share. Holders of the Series B Preferred Stock are entitled to cumulative dividends at a rate of 6% of the stated value per annum, payable when and as declared by the Board of Directors. Dividends may be paid in cash or, at the option of the Company, in shares of Common Stock, under certain circumstances. Holders of Series B Preferred Stock are entitled to a liquidation preference of $5.00 per share plus accrued dividends. The Series B Preferred Stock is convertible into shares of Common Stock at the option of the holder at any time. The number of shares of Common Stock into which each share of Series B Convertible Preferred Stock is convertible is determined by dividing the aggregate liquidation preference of the shares being converted by the lesser of (i) $4.65 or (ii) 75% of the average closing price of the Common Stock during the trading day preceding the date of conversion. The discount arising from the beneficial conversion feature is being treated as a dividend from the date of issuance to the earliest conversion date. If the Company's Common Stock is reinstated for trading on the Nasdaq Stock Market, the Company will be required to seek approval from its stockholders of a proposal to approve the issuance of shares of Common Stock upon conversion of the Series B Preferred Stock in excess of the limits imposed by the rules of the Nasdaq Stock Market.

NOTE 8 - ACQUISITION

Effective January 1, 2002, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of seven offices of Provisional Employment Solutions, Inc. ("PES"). The initial purchase price was $1,480,000, represented by a $1,100,000 promissory note and 400,000 shares of the Company's common stock. There was an additional $334,355 of costs incurred in connection with the acquisitions. In addition, PES is entitled to earnout payments of 15% of pretax profit of the acquired business up to a total of $1.25 million or the expiration of ten years, whichever occurs first. The note bears interest at 6% a year and is payable over a ten-year period in equal quarterly payments.

The following table summarizes the fair value of the assets acquired at the date of acquisition based upon a third-party valuation of certain intangible assets:

          Property and equipment                $   42,000
          Intangible assets                        468,596
          Goodwill                               1,303,759
                                                ----------
                                                $1,814,355
                                                ==========

Of the $468,596 of intangible assets. $85,880 was assigned to a covenant-not-to-compete and $382,716 was assigned to the customer list. The intangible assets are being amortized over their estimated useful life of two to four years. Goodwill is not being amortized under the provision of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". All of the goodwill is expected to be deductible for tax purposes.

NOTE 9 - DISCONTINUED OPERATIONS - SALE OF ENGINEERING DIVISION

On January 24, 2002 the Company entered into an agreement to sell the assets of its Engineering Services Division (the "Division") to SEA Consulting Services Corporation ("SEA"). Concurrent with the execution of the agreement the Company transferred a 30% interest in the Division to Sahyoun, LLC, a company controlled by Charles Sahyoun, the President of the Division. The agreement provided for a purchase price of $2,200,000 of which the Company was to receive 80% ($1,760,000). In addition, the Company was to receive additional payments of $250,000 each on June 30, 2002 and December 31, 2002. Closing of the sale was contingent upon shareholder approval and receipt of a fairness opinion by the Company.

On March 28, 2002, the Company completed the sale of the assets of the Division to SEA pursuant to the Asset Purchase Agreement dated as of January 24, 2002 among the Company, SEP, LLC ("SEP"), Charles Sahyoun, Sahyoun Holdings LLC and SEA. The transaction was approved by a vote of the Company's stockholders at the Company's annual meeting of stockholders held on March 28, 2002.

The assets of the Division had been transferred to SEP, a limited liability company in which the Company owns a 70% interest, at the time of the execution of the Asset Purchase Agreement. Sahyoun Holdings, LLC, a company wholly owned by Charles Sahyoun, the President of the Division, owns the remaining 30% interest in SEP.

Under the terms of the Asset Purchase Agreement, the Company received an initial cash payment of $1,560,000, which represented 80% of the initial $2,200,000 installment of the purchase price payable to SEP after the satisfaction of certain liabilities and expenses of SEP. Sahyoun Holdings, LLC received the other 20% of the initial net installment of the purchase price, or $440,000.

The Asset Purchase Agreement requires SEA to make the following additional payments to SEP:

(a) A payment of $1 million, plus or minus the amount by which SEA's profit for the six months ending June 30, 2002, as determined pursuant to the Asset Purchase Agreement, is greater or less than $600,000 (the "Second Payment");

(b) A payment of $1 million, plus or minus the amount by which SEA's profit for the six months ending December 31, 2002, as determined pursuant to the Asset Purchase Agreement, is greater or less than $600,000 (the "Third Payment");

(c) Five subsequent annual payments (the "Subsequent Payments") which will be based upon a multiple of the annual successive increases, if any, in SEA's profit during the five year period beginning on January 1, 2003 and ending December 31, 2007.

Pursuant to an allocation and indemnity agreement entered into by the Company, Sahyoun Holdings, LLC and Charles Sahyoun (the "Allocation and Indemnity Agreement"), the Company is entitled to $250,000 of each of the Second Payment and Third Payment. Sahyoun Holdings LLC and Charles Sahyoun have guaranteed the $250,000 payments to be made to the Company from each of the Second Payment and Third Payment, regardless of the operating results of SEA. Upon its receipt of the payments required under the Allocation and Indemnity Agreement, the Company's interest in SEP will terminate and the Company will not be entitled to any additional payments under the Asset Purchase Agreement, including the Subsequent Payments. Sahyoun Holdings LLC will be entitled to all amounts paid to SEP under the Asset Purchase Agreement other than $500,000 of payments payable to the Company pursuant to the Allocation and Indemnity Agreement and guaranteed by Charles Sahyoun and Sahyoun Holdings, LLC as described above.

On April 15, 2002, by letter agreement between the Company, Sahyoun Holdings, LLC and Joseph J. Raymond, Sr., the Chairman and Chief Executive Officer of the Company, the parties agreed to a modification of the Allocation and Indemnity Agreement. Per that letter agreement, Sahyoun Holdings, LLC provided the Company with $200,000 cash in exchange for the Company's short-term, 90-day demand note, due and payable by August 1, 2002 in the amount of $250,000. Such $250,000 shall be payable by the Company from its share of the Second Payment currently scheduled to be paid to the Company from distributions to be received by SEP, LLC from SEA.

The balance sheet as at September 30, 2001 and the statement of operations have been reclassified to reflect discontinued operations.

NOTE 9 - INCOME TAXES

There was no provision for income taxes for the three and six months ended March 31, 2002, because the Company has net operating loss carryforwards with a corresponding valuation allowance against them. The income tax benefit for the six months ended March 31, 2001, is the result of a decrease in the valuation allowance.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect", "estimate", "anticipate", "believe", "intend", and similar expressions are intended to identify forward-looking statements. Such statements involve assumptions, uncertainties and risks. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our ability to raise additional capital; our ability to achieve and manage growth; our ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into our operations; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to cross-sell our services to existing clients; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; our ability to continue to maintain workers' compensation, general liability, and other insurance coverages; the continued cooperation of our creditors; and other factors discussed from time to time in our filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business. The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and notes appearing elsewhere in this report.

INTRODUCTION

We provide a wide range of staffing and productivity consulting services nationally through a network of offices located throughout the United States. We recognize revenues based on hours worked by assigned personnel. Generally, we bill our customers a pre-negotiated, fixed rate per hour for the hours worked by our temporary employees. We are responsible for workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we place. These expenses are included in the cost of revenue. Because we pay our temporary employees only for the hours they actually work, wages for our temporary personnel are a variable cost that increases or decreases in proportion to revenues. Gross profit margin varies depending on the type of services offered. In some instances, temporary employees placed by us may decide to accept an offer of permanent employment from the customer and thereby "convert" the temporary position to a permanent position. Fees received from such conversions are included in our revenues. Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.

RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS/ACQUISITION OR DISPOSITION OF ASSETS

On January 24, 2002 we entered into an agreement to sell the assets our Engineering Services Division (the "Division") to SEA Consulting Services Corporation ("SEA"). Concurrent with the execution of the agreement we transferred a 30% interest in the Division to Sahyoun, LLC, a company controlled by the President of the Division. The agreement provided for a purchase price of $2,200,000 of which we were to receive 80% ($1,760,000). In addition, we were to receive additional payments of $250,000 each on June 30, 2002 and December 31, 2002. Closing of the sale was contingent upon shareholder approval and receipt of a fairness opinion by the Company.

On March 28, 2002, we completed the sale of the assets of the Division to SEA pursuant to the Asset Purchase Agreement dated as of January 24, 2002 among us, SEP, LLC ("SEP"), Charles Sahyoun, Sahyoun Holdings LLC and SEA. The transaction was approved by a vote of our stockholders at the our annual meeting of stockholders held on March 28, 2002.

The assets of the Division had been transferred to SEP, a limited liability company in which the Company owns a 70% interest, at the time of the execution of the Asset Purchase Agreement. Sahyoun Holdings, LLC, a company wholly owned by Charles Sahyoun, the President of the Division, owns the remaining 30% interest in SEP.

Under the terms of the Asset Purchase Agreement, we received an initial cash payment of $1,560,000, which represented 80% of the initial $2,200,000 installment of the purchase price payable to SEP after the satisfaction of certain liabilities and expenses of SEP. Sahyoun Holdings, LLC received the other 20% of the initial net installment of the purchase price, or $440,000.

The Asset Purchase Agreement requires the Purchaser to make the following additional payments to SEP:

(d) A payment of $1 million, plus or minus the amount by which SEA's profit for the six months ending June 30, 2002, as determined pursuant to the Asset Purchase Agreement, is greater or less than $600,000 (the "Second Payment");

(e) A payment of $1 million, plus or minus the amount by which the SEA's profit for the six months ending December 31, 2002, as determined pursuant to the Asset Purchase Agreement, is greater or less than $600,000 (the "Third Payment");

(f) Five subsequent annual payments (the "Subsequent Payments") which will be based upon a multiple of the annual successive increases, if any, in the SEA's profit during the five year period beginning on January 1, 2003 and ending December 31, 2007.

Pursuant to an allocation and indemnity agreement entered into by us, Sahyoun Holdings, LLC and Mr. Sahyoun (the "Allocation and Indemnity Agreement"), we are entitled to $250,000 of each of the Second Payment and Third Payment. Sahyoun Holdings LLC and Mr. Sahyoun have guaranteed the $250,000 payments to be made to us from each of the Second Payment and Third Payment, regardless of the operating results of the Purchaser. Upon its receipt of the payments required under the Allocation and Indemnity Agreement, our interest in SEP will terminate and we will not be entitled to any additional payments under the Asset Purchase Agreement, including the Subsequent Payments. Sahyoun Holdings LLC will be entitled to all amounts paid to SEP under the Asset Purchase Agreement other than $500,000 of payments payable to us pursuant to the Allocation and Indemnity Agreement and guaranteed by Charles Sahyoun and Sahyoun Holdings, LLC as described above. Under the terms of the Asset Purchase Agreement, Sahyoun Holdings LLC will not be entitled to any Subsequent Payments or its allocable share of the Second and Third Payments if Mr. Sahyoun's employment with SEA ceases for any reason other than death or permanent disability prior to December 31, 2003.

Mr. Sahyoun and Sahyoun Holdings LLC have jointly and severally agreed to indemnify us from and against all losses, damages, costs and expenses arising out of or relating to (i) breaches of any covenants or agreements required to be performed or complied with by Mr. Sahyoun or Sahyoun Holdings LLC prior to the closing of the sale of the Division (the "Closing"); (ii) breaches of any agreements, certificates, documents or instruments executed by Mr. Sahyoun or Sahyoun Holdings LLC delivered pursuant to or in connection with the Asset Purchase Agreement prior to or at Closing; (iii) the breach or fulfillment of certain representations and warranties set forth in the Asset Purchase Agreement; (iv) our negligence or the negligence of the Division in conducting the business of the Division, to the extent that any such losses related to a claim of a party other than us; (v) illegal conduct or willful misconduct on the part of the employees of the Division; and (vi) breaches prior to the Closing of any contracts pertaining to the provision of engineering services by the Division to a party other than us. The obligations of Mr. Sahyoun and Sahyoun Holdings LLC to provide indemnity apply only to the extent that our losses are not covered by insurance.

We have agreed to indemnify Mr. Sahyoun and Sahyoun Holdings LLC from and against all losses, damages, costs and expenses arising out of or related to (i) breaches of any covenants or agreements required to be performed or complied with by us prior to the Closing, (ii) breaches of any agreements, certificates, documents or instruments executed by us prior to or at the Closing, and (iii) the breach or nonfulfillment of certain representations and warranties set forth in the Asset Purchase Agreement.

The Asset Purchase Agreement provides that Mr. Sahyoun will be entitled to an annual salary of $175,000 from the Purchaser and, provided that the Purchaser meets certain earnings tests, a bonus of $25,000 on each June 30 and December 31 during the term of his employment.

On April 15, 2002, by letter agreement between us, Sahyoun Holdings, LLC and Joseph J. Raymond, Sr., the Chairman and Chief Executive Officer of the Company, the parties agreed to a modification of the Allocation and Indemnity Agreement. Per that letter agreement, Sahyoun Holdings, LLC provided us with $200,000 cash in exchange for our short-term, 90-day demand note, due and payable by August 1, 2002 in the amount of $250,000. Such $250,000 shall be payable by us from our share of the Second Payment currently scheduled to be paid to us from distributions to be received by SEP, LLC from SEA.

CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES. Revenues increased 37.0% to $17,505,428 for the three months ended March 31, 2002 from $12,774,199 for the three months ended March 31, 2001. Substantially all of the increase was a result of the acquisition of seven offices of Provisional Employment Solutions, Inc. ("PES") on January 1, 2002. Revenues from other operations were basically flat due primarily to the general economic slowdown.

GROSS PROFIT. Gross profit increased 9.0% to $2,668,678 for the three months March 31, 2002 from $2,449,282 for the three months ended March 31, 2001. Gross profit as a percentage of revenues decreased to 15.2% for the three months ended March 31, 2002 from 19.2% for the three months ended March 31, 2001. The increased dollar amount was a result of the acquisition on January 1, 2002. The decrease in the percentage was a result to increased pricing competition of staffing services. We also saw a deterioration in margins as a result of the downturn in the economy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, not including depreciation and amortization, decreased 15.8% to $3,084,964 for the three months ended March 31, 2002 from $3,662,113 for the three months ended March 31, 2001. Selling, general and administrative expenses, not including depreciation and amortization, as a percentage of revenues decreased to 17.6% for the three months ended March 31, 2002 from 28.7% for the three months ended March 31, 2001. The decrease is attributable to significant cost reductions implemented by us.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 45.9% to $220,416 for the three months ended March 31, 2002 from $151,089 for the three months ended March 31, 2001. Depreciation and amortization as a percentage of revenues increased to 1.3% for the three months ended March 31, 2002 from 1.2% for the three months ended March 31, 2001. The increase was primarily due to the amortization of goodwill and other intangibles associated with acquisitions and the impact of increased capital expenditures.

INTEREST AND FINANCING COSTS. Interest and financing costs decreased to $451,564 for the three months ended March 31, 2002 from $786,437 for the three months ended March 31, 2001. Included in the amounts for the three months ended March 31, 2002 and 2001 is $68,000 and $528,151, respectively, which is the portion of the discount on the beneficial conversion feature of convertible debt.

NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the foregoing, we had a net loss attributable to common stockholders of ($1,218,441) for the three months ended March 31, 2002 compared to net loss attributable to common stockholders of ($2,154,877) for the three months ended March 31, 2001.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

REVENUES. Revenues increased 8.4% to $32,298,652 for the six months ended March 31, 2002 from $29,798,886 for the six months ended March 31, 2001. The increase from the acquisition on January 1, 2002 was significantly offset by a reduction in revenue from other operations, particularly in the first quarter of fiscal 2002 due primarily to the general economic slowdown.

GROSS PROFIT. Gross profit decreased 15.0% to $5,342,580 for the six months ended March 31, 2002 from $6,286,398 for the six months ended March 31, 2001. Gross profit as a percentage of revenues decreased to 16.5% for the six months ended March 31, 2002 from 21.1% for the six months ended March 31, 2001. This decrease was a result of increased pricing competition of staffing services. We also saw a deterioration in margins as a result of the downturn in the economy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, not including depreciation and amortization, decreased 17.5% to $5,761,360 for the six months ended March 31, 2002 from $6,981,718 for the six months ended March 31, 2001. Selling, general and administrative expenses, not including depreciation and amortization, as a percentage of revenues decreased to 17.8% for the six months ended March 31, 2002 from 23.4% for the six months ended March 31, 2001. The decrease is attributable to significant cost reductions implemented by us.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 37.6% to $445,507 for the six months ended March 31, 2002 from $277,854 for the six months ended March 31, 2001. Depreciation and amortization as a percentage of revenues increased to 1.4% for the six months ended March 31, 2002 from 0.9% for the six months ended March 31, 2001. The increase was primarily due to the amortization of goodwill and other intangibles associated with acquisitions and the impact of increased capital expenditures.

FINANCE CHARGES. Finance charges were the amounts charged under an agreement with a factor, which was terminated on December 12, 2000.

INTEREST AND FINANCING COSTS. Interest and financing costs decreased to $963,707 for the six months ended March 31, 2002 from $975,506 for the six months ended March 31, 2001. Included in the amounts for the six months ended March 31, 2002 and 2001 is $104,535 and $650,362, respectively, which is the portion of the discount on the beneficial conversion feature of convertible debt. Also included in the amounts for the six months ended March 31, 2002 and 2001 is approximately $329,000 and $17,000, respectively, of amortization of deferred financing costs related to the convertible and other debt.

INCOME TAX BENEFIT. Income tax benefit of $88,000 for the six months ended March 31, 2001 is the result of a change in judgment about the realizability of deferred tax assets.

NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the foregoing, we had a net loss of ($2,076,384) for the six months ended March 31, 2002 compared to a net loss of ($1,918,800) for the six months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had limited liquid resources. Current liabilities were approximately $16.2 million and current assets were approximately $15.2 million. The difference of approximately $1.0 million is a working capital deficit which is primarily the result of the losses we had during the three quarters prior to the quarter ended March 31, 2002. This situation has also made it difficult for us to make timely payments to our vendors.

We believe that our liquidity position is currently manageable, but the working capital deficit will remain until additional capital is raised.

Net cash used in operating activities was $1,488,480 and $933,755 in the six months ended March 31, 2002 and 2001, respectively.

Net cash provided by (used in) investing activities was $1,036,226 and ($1,482,117) in the six months ended March 31, 2002 and 2001, respectively. The sale of our Engineering Division generated net cash proceeds of $1,459,079 which was used to fund operating activities. Cash used for acquisitions for the six months ended March 31, 2002 and 2001 was $181,920, and $975,486, respectively. The balance in both periods was primarily for capital expenditures.

Net cash provided in financing activities was $1,367,851 and $1,895,388 in the six months ended March 31, 2002 and 2001, respectively. We had net borrowings of $723,529 and $766,816 under our line of credit in the six months ended March 31, 2002 and 2001, respectively. We also received net proceeds less redemptions of $24,879 and $1,652,864 from the issuance of convertible debt in the six months ended March 31, 2002 and 2001, respectively. During the six months ended March 31, 2002, we received $504,583 in proceeds from the issuance of our Common Stock and Series B Preferred Stock.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes; investment in capital equipment; start-up expenses of new offices; expansion of services offered; workers' compensation, general liability and other insurance coverages; and costs relating to other transactions such as acquisitions. Temporary employees are paid weekly.

At various times during the year ended September 30, 2001 and the six months ended March 31, 2002, we issued convertible debentures through private placements. The debentures bore interest at 6% a year, payable quarterly and had a maturity date of five years from issuance. Each debenture was convertible after 120 days from issuance into the number of shares of our common stock determined by dividing the principal amount of the debenture by the lesser of
(a) 120% of the closing bid price of the common stock on the trading day immediately preceding the issuance date or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of the conversion. We had the right to prepay any of the debentures at any time at a prepayment rate that varied from 115% to 125% of the amount of the debenture depending on when the prepayment was made.

The discount arising from the 75% beneficial conversion feature was charged to interest expense during the period from the issuance of the debenture to the earliest time at which the debenture became convertible.

As a result of certain transactions with the debenture holders, as outlined in
Item 2 - "Changes in Securities and Use of Proceeds", only $40,000 of debentures remains outstanding.

On December 12, 2000, we entered into a loan and security agreement with a lending institution which replaced our prior factoring arrangement and provides for a line of credit up to 85% to 90% of eligible accounts receivable, as defined, not to exceed $12,000,000. Advances under the credit agreement bear interest at a rate of prime plus one and one-half percent (1 1/2 %). The credit agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock. Borrowings under the agreement are collateralized by substantially all of our assets. As of March 31, 2002, $8,030,110 was outstanding under the credit agreement.

Because we have a working capital deficit, we need to raise additional capital to continue our operations. We anticipated that the sale of the Engineering Services Division would provide the capital necessary to eliminate our working capital deficit. However, due to losses sustained in the quarter ended March 31, 2002, the working capital deficit remains. We are currently seeking other sources of capital. There can be no assurance that we will be able to obtain additional capital at acceptable rates.

SEASONALITY

Our business follows the seasonal trends of our customer's business. Historically, we have experienced lower revenues in the first calendar quarter with revenues accelerating during the second and third calendar quarters and then starting to slow again during the fourth calendar quarter.

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

Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At March 31, 2002, our goodwill subject to amortization was approximately $3,623,000, and annual amortization of such goodwill was approximately $289,000. We expect to adopt SFAS No. 142 during our first fiscal quarter of fiscal 2003. Because of the extensive effort required to comply with the remaining provisions of SFAS Nos. 141 and 142, we cannot reasonably estimate the impact on its financial statements of these provisions beyond discontinuing amortization.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our Loan and Security Agreement with Capital Tempfunds, Inc. This credit agreement provides for a line of credit up to 85% to 90% of eligible accounts receivable, not to exceed $12,000,000. Advances under this credit agreement bear interest at a rate of prime plus one and one-half percent (1-1/2%).

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

PART II - OTHER INFORMATION
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

6% DEBENTURES

In March 2002, we entered into an agreement with the holder (the "Debenture Holder") of all but $40,000 of our outstanding 6% Convertible Debentures (the "Debentures") pursuant to which we issued to the Debenture Holder 231,300 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") in exchange for (i) $456,499 aggregate principal amount of Debentures, (ii) the cancellation of a $400,000 promissory note previously issued by us to the Debenture Holder and (iii) $300,000 in cash. In addition, the Debenture Holder converted, between January 2002 and March 2002, $643,501 principal amount of Debentures into 1,736,979 shares of Common Stock. As a result of these transactions, only $40,000 of Debentures remains outstanding.

The shares of Series B Preferred Stock have a stated value of $5 per share. Holders of the Series B Preferred Stock are entitled to cumulative dividends at a rate of 6% of the stated value per annum, payable when and as declared by the Board of Directors. Dividends may be paid in cash or, at our option, in shares of Common Stock, under certain circumstances. Holders of Series B Preferred Stock are entitled to a liquidation preference of $5.00 per share plus accrued dividends. The Series B Preferred Stock is convertible into shares of Common Stock at the option of the holder at any time. The number of shares of Common Stock into which each share of Series B Convertible Preferred Stock is convertible is determined by dividing the aggregate liquidation preference of the shares being converted by the lesser of (i) $4.65 or (ii) 75% of the average closing price of the Common Stock during the trading day preceding the date of conversion. If our Common Stock is reinstated for trading on the Nasdaq Stock Market, we will be required to seek approval from its stockholders of a proposal to approve the issuance of shares of Common Stock upon conversion of the Series B Preferred Stock in excess of the limits imposed by the rules of the Nasdaq Stock Market.

OTHER TRANSACTIONS

In addition to the transactions described above, in March 2002, the holder of a $160,000 promissory note previously issued by us exchanged the note for 32,000 shares of Series B Preferred Stock. Further, the holders of the Company's Series A Preferred Stock and we agreed to an amendment of the Certificate of Designation which will permit us to pay the redemption price of the Series A Preferred Stock through the issuance of shares of our Common Stock. For purposes of determining the number of shares which we will be required to issue if it chooses to pay the redemption price in shares of Common Stock, the Common Stock will have a value equal to the average closing price of the Common Stock during the five trading days immediately preceding the date of redemption.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held at the Company's offices at 500 Craig Road, Suite 201, Manalapan, New Jersey 07726 on March 28, 2002.

The seven matters to be considered and acted upon at the meeting were (i) the election of a new Board of Directors, (ii) a proposal to sell the assets of the Company's Engineering Services Division, (iii) a proposal to adopt the Company's 2002 Equity Incentive Plan, (iv) a proposal to approve the issuance to the holders of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") of the full number of shares of Common Stock to which such holders are entitled upon conversion of the Preferred Stock, (v) a proposal to approve the issuance to the holders of the Company's 6% Convertible Debentures due December 1, 2005 (the "6% Debentures") of the full number of shares of Common Stock to which such holders are entitled upon conversion of the 6% Debentures, (vi) a proposal to approve the issuance of up to 5,000,000 shares of Common Stock, or securities convertible into up to 5,000,000 shares of Common Stock, at prices which may be below the book and market value of the Common Stock, and (vii) a proposal to amend the Company's Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock.

At the meeting, the stockholders elected the following directors:

                                       For                     Withheld

Joseph J. Raymond                   10,496,301                  725,597

Michael J. Rutkin                   10,521,601                  697,597

Harry Robert Kingston               10,522,601                  696,597

Donald W. Feidt                     10,526,201                  692,997

Sanford I. Feld                     10,526,601                  692,597

Charles Sahyoun                     10,487,851                  731,347

The matters voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, is set forth below.

With regard to the proposal to proposal to approve the sale of the assets of the Company's Engineering Services Division, 61% of the votes were cast in favor of this proposal. Of the votes cast 7,267,143 shares of the Company's Common Stock and Preferred Stock were voted in favor of the approval of the Company's sale of the Engineering Services Division, 55,872 shares of the Company's Common Stock and Preferred Stock were voted against the approval of the sale, 11,192 shares of the Company's Common Stock and Preferred Stock abstained from voting and there were broker non-votes with respect to 3,884,961 shares of the Company's Common Stock and Preferred Stock.

With regard to the proposal to adopt the Company's 2002 Equity Incentive Plan, 88% of the votes were cast in favor of this proposal. Of the votes cast 6,412,418 shares of the Company's Common Stock and Preferred Stock were voted in favor of the adoption of the Company's 2002 Equity Incentive Plan, 526,372 shares of the Company's Common Stock and Preferred Stock were voted against the adoption, 395,417 shares of the Company's Common Stock and Preferred Stock abstained from voting and there were broker non-votes with respect to 3,884,961 shares of the Company's Common Stock and Preferred Stock.

With regard to the proposal to approve the issuance to the holders of the Company's Series A Preferred Stock of the full number of shares of the Company's Common Stock to which such holders are entitled upon conversion of the Series A Preferred Stock, 89% of the votes were cast in favor of this proposal. Of the votes cast 4,854,952 shares of the Company's Common Stock were voted in favor of approval of the Company's issuance to holders of the Company's Series A Preferred Stock upon conversion of the Preferred Stock, 241,480 shares of the Company's Common Stock were voted against the approval of issuance, 403,842 shares of the Company's Common Stock abstained from voting and there were broker non-votes with respect to 3,884,961 shares of the Company's Common Stock.

With regard to the proposal to approve the issuance to the holders of the Company's 6% Convertible Debentures of the full number of shares of Common Stock to which such holders are entitled upon conversion of the 6% Debentures, 89% of the votes were cast in favor of this proposal. Of the votes cast 6,478,111 shares of the Company's Common Stock and Preferred Stock were voted in favor of approval of the Company's issuance to holders of the Company's 6% Debentures of the full number of shares of the Company's Common Stock upon conversion of the 6% Debentures, 427,380 shares of the Company's Common Stock and Preferred Stock were voted against the approval of issuance, 428,716 shares of the Company's Common Stock and Preferred Stock abstained from voting and there were broker non-votes with respect to 3,884,961 shares of the Company's Common Stock and Preferred Stock.

With regard to the a proposal to approve the issuance of up to 5,000,000 share of Common Stock, or securities convertible into up to 5,000,000 shares of Common Stock, at prices which may be below book and market value of the Common Stock, 86% of the votes were cast in favor of this proposal. Of the votes cast 6,227,952 shares of the Company's Common Stock and Preferred Stock were voted in favor of approval of the Company's issuance of up to 5,000,000 shares of Common Stock, or securities convertible into up to 5,000,000 shares of Common Stock, at prices which may be below book and market value of the Common Stock, 695,055 shares of the Company's Common Stock and Preferred Stock were voted against the approval of issuance, 411,200 shares of the Company's Common Stock and Preferred Stock abstained from voting and there were broker non-votes with respect to 3,884,961 shares of the Company's Common Stock and Preferred Stock.

With regard to the proposal to amend the Company's Amended and Restated Certificate of Incorporation to affect a reverse stock split of the Company's Common Stock, 90% of the votes were cast in favor of this proposal. Of the votes cast 10,103,789 shares of the Company's Common Stock and Preferred Stock were voted in favor of approval of the amendment to the Company's Amended and Restated Certificate of Incorporation to affect a reverse stock split of the Company's Common Stock, 589,442 shares of the Company's Common Stock and Preferred Stock were voted against the approval of the amendment, 525,967 shares of the Company's Common Stock and Preferred Stock abstained from voting and there were broker non-votes with respect to 0 shares of the Company's Common Stock and Preferred Stock.

ITEM 5 - OTHER INFORMATION

Proposed Transaction

Artisan (UK) plc ("Artisan") has entered into a Subscription Agreement with us, effective as of March 28, 2002, subject to our obtaining the requisite shareholder approval, for Artisan to purchase $4,700,000 (47,000 shares) of our Series C Preferred Stock ("the Artisan Transaction"), which Series C Preferred Stock has not yet been created. The proceeds that we will receive from the sale of the Series C Preferred Stock will be used to redeem our outstanding Series A Preferred Stock, together with all outstanding interest and dividends.

The Subscription Agreement and related documents memorializing the Artisan Transaction also provide as follows: (1) Artisan grants Joseph J. Raymond, Sr. a proxy to vote all of the Artisan's Series C Preferred Stock and Common Stock underlying the Series C Preferred Stock, if converted, for a period of two (2) years provided that Mr. Raymond remains Chairman of our Board of Directors; (2) Artisan is entitled to appoint one Director to our Board of Directors and, in turn, we are entitled to appoint one Director to Artisan's Board of Directors; and (3) certain members of the Raymond family provided Artisan with a right of first refusal in the event they sell their shares in the Company. No assurance can be given that the proposed transaction with Artisan will be completed.

Holders of the Series C Preferred Stock will be entitled to cumulative dividends at a rate of seven percent (7%) per annum, payable semi-annually, when and as declared by our Board of Directors, in preference and priority to any payment of any dividend on the Common Stock or the Series A or Series B Preferred Stock of the Company. Dividends may be paid, at our option, either in cash or in shares of Common Stock, valued at the Series C Conversion Price (as defined below), if the Common Stock issuable upon conversion of such Series C Preferred Stock has been registered for resale under the Securities Act of 1933. Holders of Series C Preferred Shares are entitled to a liquidation preference of $100.00 per share plus accrued and unpaid dividends.

The Series C Preferred Stock is convertible into Common Stock at any time at the option of the holder. The number of shares issuable upon conversion is determined by multiplying the number of shares of Series C Preferred Stock to be converted by $100.00 and dividing the result by the conversion price then in effect (the "Series C Conversion Price"). Under the terms of the Subscription Agreement, the Series C Conversion Price is $0.75. As a result, as of April 30, 2002, each share of Series C Preferred Stock will be convertible into one hundred thirty-three (133) shares of Common Stock. Thus, if all of the 400,000 shares of Series C Preferred Stock were indeed converted into Common Stock, we would be required to issue 53,333,333 shares of Common Stock.

Holders of Series C Preferred Stock will be entitled to vote on all matters submitted to a vote of the stockholders of the Company, with each share of Series C Preferred Stock entitling the holder to a number of votes equal to the number of full shares of Common Stock into which such share of Series C Preferred Stock is then convertible. Initially, each share of Series C Preferred Stock will represent 133 votes. The Series C Preferred Stock will vote together with the Common Stock on each matter submitted to a vote of stockholders, except that the holders of the Series C Preferred Stock will be entitled to vote together as a single class on any (a) proposed amendment of the Company's Certificate of Incorporation which would increase or decrease the aggregate number of authorized shares of Series C Preferred Stock, (b) proposal to create a new class of shares having rights and preferences equal to or having priority over the Series C Preferred Stock or (c) proposed amendments of the Certificate of Incorporation that could adversely affect the powers, preferences, participations, rights, qualifications or restrictions of the Series C Preferred Stock.

The Company will be required to register the shares of Common Stock issuable upon conversion of the Series C Preferred Stock issued to Artisan under the Securities Act of 1933 (the "Securities Act") upon the request of Artisan. If
(a) the registration statement is not declared effective by the Securities and Exchange Commission within 120 days after a request for registration by Artisan,
(b) sales cannot be made under an effective registration statement, subject to certain exceptions, for any reason or (c) the Common Stock is not included for trading on the OTC Bulletin Board, the Nasdaq Stock Market or the New York Stock Exchange, then the Company is required to pay Artisan an amount equal to 2% of the amount of Artisan's aggregate investment for any month or pro rata portion thereof during which any of such events occurs or is continuing.

RESIGNATION OF DIRECTOR

Effective May 3, 2002, Charles A. Sahyoun has resigned his position as a member of our Board of Directors. The Company will currently not appoint anyone to fill Mr. Sayhoun's seat on the Board.

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

   (a)            Exhibits

NUMBER   DESCRIPTION

    2.9 Letter Agreement dated April 15, 2002 between Stratus Services Group, Inc., Sahyoun Holdings, LLC and Joseph J. Raymond, Sr. amending the Allocation and Indemnity Agreement dated April 15, 2002.

    4.1.6 Subscription Agreement dated as of March 28, 2002 between Stratus Services Group, Inc. and Artisan (UK) plc.

    4.1.7 Right of First Refusal Agreement between certain members of the Raymond Family and Artisan (UK) plc.

    9.1.1 Voting proxy agreement between Artisan (UK) plc, Stratus Services Group, Inc. and Joseph J. Raymond, Sr.

    (b)              Reports on Form 8-K

                     On March 4, 2002, the Company filed form 8-K/A with the Securities and Exchange Commission to amend and restate its current report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2002, which excluded certain financial statements and pro forma financial information not available at the time of filing.

                     On March 5, 2002, the Company's Form 8-K/A was refiled due to typographical errors on the original filing.

                     On April 4, 2002, the Company filed Form 8-K with the Securities and Exchange Commission to report on the closing of the sale of the assets of its Engineering Division.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                STRATUS SERVICES GROUP, INC.

Date:  May ___, 2002            By:      /s/ Joseph J. Raymond
                                         ---------------------------------------
                                         Joseph J. Raymond
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer

Date:  May ___, 2002            By:      /s/ Michael A. Maltzman
                                         ---------------------------------------
                                         Michael A. Maltzman
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)