Form 10-Q
period 2002-06-30
STRATUS SERVICES GROUP INC
filed 2002-08-14
CIK 1044391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                            For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                                                            For the transition period from                   to

                                                                            Commission file number 001-15789

STRATUS SERVICES GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware

22-3499261
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Craig Road, Suite 201, Manalapan, New Jersey 07726
(Address of principal executive offices)

(732) 866-0300
(Issuer’s telephone number)

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

Yes   ☒  No   ☐

As of August 14, 2002, 11,522,567 shares of the Registrant’s common stock were outstanding.

STRATUS SERVICES GROUP, INC.

Condensed Balance Sheets

	June 30, 2002	September 30, 2001

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$42,285	$171,822
Accounts receivable – less allowance for doubtful accounts of $1,292,000 and $551,000	8,994,621	8,540,112
Unbilled receivables	1,606,255	1,566,417
Other receivables	250,000	—
Prepaid insurance	2,744,049	1,436,278
Investment	—	1,166,046
Prepaid expenses and other current assets	94,739	77,146
Net assets of discontinued Engineering Division	—	199,610
	13,731,949	13,157,431

Property and equipment, net of accumulated depreciation	1,364,670	1,427,216
Intangible assets, net of accumulated amortization	8,334,434	7,078,428
Deferred financing costs, net of accumulated amortization	6,170	454,878
Other assets	129,646	150,205
	$23,566,869	$22,268,158
Liabilities and Stockholders’ Equity
Current liabilities
Loans payable (current portion)	$481,565	$347,289
Notes payable – acquisitions (current portion)	1,083,209	1,110,726
Line of credit	7,243,129	7,306,581
Cash overdraft	872,234	—
Insurance obligation payable	220,791	549,460
Accounts payable and accrued expenses	5,103,691	3,421,796
Accrued payroll and taxes	1,542,221	1,461,738
Payroll taxes payable	958,186	306,230
	17,505,126	14,503,820

Loans payable (net of current portion)	253,371	291,243
Notes payable – acquisition (net of current portion)	2,043,021	1,403,847
Convertible debt	40,000	1,125,399
	19,841,518	17,324,309
Series A voting redeemable convertible stock, $.01 par value, 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $39,000)	—	2,792,000
Temporary equity – put options	823,000	869,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized
Series A voting redeemable convertible preferred stock, $.01 par value,1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $270,000)	3,168,000	—
Series B non-voting convertible preferred stock, $.01 par value, 500,000 shares authorized, 172,300 and -0- shares issued and outstanding, liquidation preference of $861,500 (including unpaid dividends of $16,110)	823,609	—
Common stock, $.01 par value, 25,000,000 shares authorized, 11,522,567 and 8,217,764 shares issued and outstanding	115,226	82,178
Additional paid-in capital	13,018,403	11,992,685
Accumulated deficit	(14,222,887)	(9,592,014)
Accumulated other comprehensive loss	—	(1,200,000)
Total Stockholders’ equity	2,902,351	1,282,849
	$23,566,869	$22,268,158

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001

Revenues	$19,269,395	$12,692,761	$51,568,047	$42,491,647

Cost of revenues	16,387,222	10,494,834	43,343,294	34,007,322

Gross profit	2,882,173	2,197,927	8,224,753	8,484,325

Selling, general and administrative expenses	4,337,929	2,920,765	10,535,246	10,180,337

Loss on impairment of goodwill	100,000	—	100,000	—

Other charges	103,226	144,417	103,226	144,417

(Loss) from continuing operations	(1,658,982)	(867,255)	(2,513,719)	(1,840,429)

Other income (expenses)
Finance charges	—	—	—	(61,291)
Interest and financing costs	(573,799)	(535,215)	(1,537,406)	(1,510,721)
(Loss) on sale of investment	(2,149,865)	—	(2,159,415)	—
Other income (expense)	25,260	(23,812)	66,770	(20,641)
	(2,698,404)	(559,027)	(3,630,051)	(1,592,653)

Earnings (loss) from continuing operations before income taxes	(4,357,386)	(1,426,282)	(6,143,770)	(3,433,082)

Income taxes	—	88,000	—	—

Earnings (loss) from continuing operations	(4,357,386)	(1,514,282)	(6,143,770)	(3,433,082)
Discontinued operations – earnings (loss) from discontinued Engineering Division	(7,366)	(10,226)	(246,159)	69,425
Gain on sale of Engineering Division	—	—	1,759,056	—
Net earnings (loss)	(4,364,752)	(1,524,508)	(4,630,873)	(3,363,657)
Dividends and accretion on preferred stock	(288,110)	—	(578,110)	—
Net earnings (loss) attributable to common stockholders	$(4,652,862)	$(1,524,508)	$(5,208,983)	$(3,363,657)

Basic:
(Loss) from continuing operations	$(.40)	$(.26)	$(.66)	$(.60)
Earnings from discontinued operations	—	—	.15	.01
Net earnings (loss)	$(.40)	$(.26)	$(.51)	$(.59)

Diluted:
(Loss) from continuing operations	$(.40)	$(.26)	$(.66)	$(.60)
Earnings from discontinued operations	—	—	.15	.01
Net earnings (loss)	$(.40)	$(.26)	$(.51)	$(.59)

Weighted average shares, outstanding per common share
Basic	11,522,567	5,700,027	10,230,023	5,674,781
Diluted	11,522,567	5,700,027	10,230,023	5,674,781

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities
Net earnings (loss) from continuing operations	$(6,143,770)	$(3,433,082)
Net earnings (loss) from discontinued operations	1,512,897	69,425
Adjustments to reconcile net earnings to net cash used by operating activities
Depreciation	388,274	286,263
Amortization	418,720	247,418
Provision for doubtful accounts	958,000	459,000
Loss on impairment of goodwill	100,000	—
Deferred financing costs amortization	405,069	100,650
Loss on sale of investment	2,159,415	—
(Gain) loss on extinguishment of convertible debt	(3,277)	34,756
Gain on sale of Engineering Division	(1,759,056)	—
Interest expense amortization for the intrinsic beneficial conversion feature of convertible debentures	104,535	979,129
Accrued interest	206,856	51,534
Compensation – stock options	—	47,370
Changes in operating assets and liabilities
Due from factor/Accounts receivable	(1,452,347)	(865,575)
Prepaid insurance	(1,307,771)	(969,244)
Prepaid expenses and other current assets	(17,593)	106,372
Other assets	20,234	(50,040)
Insurance obligation payable	(328,669)	361,300
Accrued payroll and taxes	80,483	165,160
Payroll taxes payable	651,956	(144,733)
Accounts payable and accrued expenses	1,595,740	1,452,233
Total adjustments	2,220,569	2,261,593
	$(2,410,304)	$(1,102,064)
Cash flows (used in) investing activities
Purchase of property and equipment	(283,816)	(674,317)
Proceeds from sale of investment	206,631	—
Payments for business acquisitions	(336,727)	(976,512)
Net proceeds from sale of Engineering Division	1,709,079	—
Loans receivable	—	(105,000)
	1,295,167	(1,755,829)
Cash flows from financing activities
Proceeds from issuance of common stock	222,083	98,000
Proceeds from issuance of Series B Preferred Stock	282,500	—
Proceeds from loans payable	878,195	240,000
Payments of loans payable	(285,596)	(48,958)
Proceeds from temporary equity put options	—	60,000
Payments of notes payable – acquisitions	(488,343)	(320,395)
Net proceeds from line of credit	(63,452)	865,104
Cash overdraft	872,334	—
Cost in connection with common stock issued for acquisition	(2,000)	—
Net proceeds from convertible debt	326,871	2,682,908
Purchase of treasury stock	—	(265,125)
Redemption of convertible debt	(301,992)	(1,400,510)
Redemption of Series B Preferred Stock	(455,000)	—
	985,600	1,911,024
Net change in cash and cash equivalents	(129,537)	(946,869)
Cash and cash equivalents – beginning	171,822	1,030,722
Cash and cash equivalents – ending	$42,285	$83,853
Supplemental disclosure of cash paid
Interest	$881,100	$499,648
Schedule of Noncash Investing and Financing Activities
Fair value of assets acquired	$1,816,727	$1,126,512
Less: cash paid	(336,727)	976,512
Less: common stock and put options issued	(380,000)	—
Liabilities assumed	$1,100,000	$150,000
Issuance of Series B preferred stock in exchange for convertible and other debt	$1,106,499	$—
Purchase of treasury stock in exchange for loans	$—	$402,000
Issuance of common stock in exchange for accounts payable and accrued expenses	$59,000	$—
Issuance of common stock in exchange for investment	$—	$61,000
Issuance of common stock upon conversion of convertible debt	$736,003	$50,000
Issuance of warrants for fees	$55,000	$—
Cumulative dividends and accretion in preferred stock	$578,110	$—

See notes to condensed financial statements.

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to prior year’s financial statements to conform with current year presentation.

NOTE 2 – LIQUIDITY

At June 30, 2002, the Company had limited liquid resources.  Current liabilities were $17,505,126 and current assets were $13,731,949.  The difference of $3,773,177 is a working capital deficit, which is primarily the result of losses incurred during each of the five quarters ended June 30, 2002.  Current liabilities include a cash overdraft of $872,234, which is represented by outstanding checks.  These conditions raise substantial doubts about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s continuation of existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

Management of the Company has taken steps to revise and reduce its operating requirement, which it believes will be sufficient to assure continued operations and implementation of the Company’s plans.  The steps include closing branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expenses.

NOTE 3 – GOODWILL

Goodwill is amortized on a straight-line basis over fifteen years except for acquisitions after June 30, 2001, where goodwill is not being amortized.

Periodically, the Company will determine if there has been a permanent impairment of goodwill by comparing undiscounted cash flows for operating activities of acquired businesses with the carrying value of the related goodwill.  In this connection, the Company charged $100,000 to operations in the three and nine months ended June 30, 2002.

NOTE 4 – EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.  There were no dilutive shares for the three and nine months ended June 30, 2002 and 2001.

NOTE 5 – FACTORING AGREEMENT

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

NOTE 6 – LINE OF CREDIT

On December 12, 2000, the Company entered into a loan and security agreement with a lending institution whereby the Company can borrow up to 85% to 90% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company’s tangible net worth (as defined).  Borrowings under the agreement bear interest at 1 ½ % above the prime rate and are collateralized by substantially all of the Company’s assets.  The agreement expires on June 12, 2003.  Approximately $5,100,000 of the initial borrowing under this agreement was used to repurchase accounts receivable from the factor (see Note 5).

At June 30, 2002, the Company was in violation of the following covenants under the loan and security agreement:

(i)                         Failing to meet the tangible net worth requirement;

(ii)                      Exceeding the $250,000 limit on redeeming the Company’s common stock, as a result of the redemption of Series B Preferred Stock, and;

(iii)                   The Company’s common stock being delisted from the Nasdaq SmallCap Market

The Company has received a waiver from the lender on all of the above violations.

NOTE 7 – CONVERTIBLE DEBT

At various times during the year ended September 30, 2001 and the nine months ended June 30, 2002, the Company issued convertible debentures through private placements.  The debentures bore interest at 6% a year, payable quarterly and had a maturity date of five years from issuance.  Each debenture was convertible after 120 days from issuance into the number of shares of the Company’s common stock determined by dividing the principal amount of the debenture by the lesser of (a) 120% of the closing bid price of the common stock on the trading day immediately preceding the issuance date or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of the conversion.  The Company had the right to prepay any of the debentures at any time at a prepayment rate that varied from 115% to 125% of the amount of the debenture depending on when the prepayment was made.

The discount arising from the 75% beneficial conversion feature is charged to interest expense during the period from the issuance of the debenture to the earliest time at which the debenture becomes convertible.

During the nine months ended June 30, 2002, the Company redeemed $258,394 of debentures resulting in a gain of approximately $3,000, which is included in “Other income (expense)” in the condensed statement of operations.

In March 2002, the Company entered into an agreement with the holder (the “Debenture Holder”) of all but $40,000 of the outstanding debentures pursuant to which it issued to the Debenture Holder 231,300 shares of Series B Convertible Preferred Stock (see Note 8) in exchange for (i) $456,499 aggregate principal amount of Debentures, (ii) the cancellation of a $400,000 promissory note previously issued by the Company to the Debenture Holder and (iii) $300,000 in cash.  As a result, only $40,000 of Debentures remains outstanding.

NOTE 8 – PREFERRED STOCK

a.               Series A

The shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have a stated value of $3.00 per share.  The difference between the carrying value and redemption value of the Series A Preferred Stock is being accreted through a charge to additional paid-in-capital through the June 30, 2008 redemption date.

The Series A Preferred Stock pays cumulative dividends at $.21 per share per year, payable semi-annually, commencing on December 31, 2001, when and if declared by the Board of Directors.  The shares of Series A Preferred Stock are convertible at the option of the holder into shares of the Company’s Common Stock on a one-for-one basis.  On June 30, 2008, the Company will be required to redeem any shares of Series A Preferred Stock outstanding at a redemption price of $3.00 per share together with accrued and unpaid dividends, payable, at the Company’s option, either in cash or in shares of common stock.  For purposes of determining the number of shares which the Company will be required to issue if it chooses to pay the redemption price in shares of Common Stock, the Common Stock will have a value equal to the average closing price of the Common Stock during the five trading days immediately preceding the date of redemption.

At the Company’s Annual Meeting of Stockholders held on March 28, 2002, the stockholders approved the issuance by the Company of the full number of shares of Common Stock which may be issued by the Company in connection with the conversion of the Series A Preferred Stock.  Accordingly, the Company’s obligation to redeem a portion of the outstanding shares of Series A Preferred Stock, if such approval was not obtained, was terminated and the Series A Preferred Stock was reclassified to permanent equity.

b.               Series B

The shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) have a stated value of $5 per share.  Holders of the Series B Preferred Stock are entitled to cumulative dividends at a rate of 6% of the stated value per annum, payable when and as declared by the Board of Directors.  Dividends may be paid in cash or, at the option of the Company, in shares of Common Stock, under certain circumstances.  Holders of Series B Preferred Stock are entitled to a liquidation preference of $5.00 per share plus accrued dividends.  The Series B Preferred Stock is convertible into shares of Common Stock at the option of the holder at any time.  The number of shares of Common Stock into which each share of Series B Preferred Stock is convertible is determined by dividing the aggregate liquidation preference of the shares being converted by the lesser of (i) $4.65 or (ii) 75% of the average closing price of the Common Stock during the trading day preceding the date of conversion.  The discount arising from the beneficial conversion feature is being treated as a dividend from the date of issuance to the earliest conversion date.

In June 2002, the Company, at its option, redeemed for cash, 91,000 shares of Series B Preferred Stock at $5.00 per share, totaling $455,000.

At a Special Meeting of Stockholders held on July 26, 2002, the Company received approval from its stockholders of a proposal to approve the issuance of shares of Common Stock upon conversion of the Series B Preferred Stock in excess of the limits imposed by the rules of the Nasdaq Stock Market, in the event that the Company’s Common Stock is reinstated for trading on the Nasdaq Stock Market.

NOTE 9 – ACQUISITION

Effective January 1, 2002, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of seven offices of Provisional Employment Solutions, Inc. (“PES”).  The initial purchase price was $1,480,000, represented by a $1,100,000 promissory note and 400,000 shares of the Company’s common stock.  There was an additional $336,727 of costs incurred in connection with the acquisitions.  In addition, PES is entitled to earnout payments of 15% of pretax profit of the acquired business up to a total of $1.25 million or the expiration of ten years, whichever occurs first.  The note bears interest at 6% a year and is payable over a ten-year period in equal quarterly payments.

The following table summarizes the fair value of the assets acquired at the date of acquisition based upon a third-party valuation of certain intangible assets:

Property and equipment	$42,000
Intangible assets	468,596
Goodwill	1,306,131
$1,816,727

Of the $468,596 of intangible assets, $85,880 was assigned to a covenant-not-to-compete and $382,716 was assigned to the customer list.  The intangible assets are being amortized over their estimated useful life of two to four years.  Goodwill is not being amortized under the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  All of the goodwill is expected to be deductible for tax purposes.

NOTE 10 – INVESTMENT

In November 2001 and June 2002, the Company sold 400,000 shares and 62,625,000 shares, respectively, representing its entire 26.3% investment in enterpriseAsia.com, a publicly-traded foreign company.  The Company received net proceeds of $206,631 and recorded a loss on the sales of $2,159,415.

NOTE 11 – DISCONTINUED OPERATIONS – SALE OF ENGINEERING DIVISION

On January 24, 2002 the Company entered into an agreement to sell the assets of its Engineering Services Division (the “Division”) to SEA Consulting Services Corporation (“SEA”).  Closing of the sale was contingent upon shareholder approval and receipt of a fairness opinion by the Company.

On March 28, 2002, the Company completed the sale of the assets of the Division to SEA pursuant to the Asset Purchase Agreement dated as of January 24, 2002 among the Company, SEP, LLC (“SEP”), Charles Sahyoun, Sahyoun Holdings LLC and SEA.  The transaction was approved by a vote of the Company’s stockholders at the Company’s annual meeting of stockholders held on March 28, 2002.

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

The Asset Purchase Agreement requires SEA to make the following additional payments to SEP:

(a)               A payment of $1 million, plus or minus the amount by which SEA’s profit for the six months ending June 30, 2002, as determined pursuant to the Asset Purchase Agreement, is greater or less than $600,000 (the “Second Payment”);

(b)              A payment of $1 million, plus or minus the amount by which SEA’s profit for the six months ending December 31, 2002, as determined pursuant to the Asset Purchase Agreement, is greater or less than $600,000 (the “Third Payment”);

(c)               Five subsequent annual payments (the “Subsequent Payments”) which will be based upon a multiple of the annual successive increases, if any, in SEA’s profit during the five year period beginning on January 1, 2003 and ending December 31, 2007.

Pursuant to an allocation and indemnity agreement entered into by the Company, Sahyoun Holdings, LLC and Charles Sahyoun (the “Allocation and Indemnity Agreement”), the Company was entitled to $250,000 of the Second Payment and $250,000 of the Third Payment.  On April 15, 2002, by letter agreement between the Company, Sahyoun Holdings, LLC and Joseph J. Raymond, Sr., the Chairman and Chief Executive Officer of the Company, the parties agreed to a modification of the Allocation and Indemnity Agreement.  Per that letter agreement, Sahyoun Holdings, LLC provided the Company with $200,000 cash in exchange for the Company’s short-term, 90-day demand note, due and payable by August 1, 2002 in the amount of $250,000.  Such $250,000 was repaid by the Company from its $250,000 share of the Second Payment which was received in June 2002.  Sahyoun Holdings LLC and Charles Sahyoun have guaranteed the $250,000 payment to be made to the Company from the Third Payment, regardless of the operating results of SEA.  Upon its receipt of all of the payments required under the Allocation and Indemnity Agreement, the Company’s interest in SEP will terminate and the Company will not be entitled to any additional payments under the Asset Purchase Agreement, including the Subsequent Payments.  Sahyoun Holdings LLC is entitled to all amounts paid to SEP under the Asset Purchase Agreement other than $500,000 of payments made or payable to the Company pursuant to the Allocation and Indemnity Agreement and guaranteed by Charles Sahyoun and Sahyoun Holdings, LLC as described above.

The balance sheet as at September 30, 2001 and the statements of operations have been reclassified to reflect discontinued operations.

NOTE 12 – OTHER CHARGES

During the three months ended June 30, 2002, the Company incurred costs associated with financing not obtained, settlement costs in connection with a prior year’s acquisition and penalties associated with not registering the Series B Preferred Stock.  During the three months ended June 30, 2001, the Company discontinued negotiations to sell the Engineering Division and discontinued efforts to make certain acquisitions.  Accordingly, the Company charged operations with costs associated with these activities.  The Company also charged operations for costs incurred with various financing not obtained.

NOTE 13 – INCOME TAXES

There was no provision for income taxes for the three months ended June 30, 2002 and the nine months ended June 30, 2002 and 2001, because the Company has net operating loss carryforwards with a corresponding valuation allowance against them.  The income tax expense for the three months ended June 30, 2001, is the result of an increase in the valuation allowance.

NOTE 14 – SUBSEQUENT EVENTS

(a)          In July 2002, the Company sold 7,650 shares of newly created Series E Preferred Stock in a private placement for $765,000 in cash and issued an additional 8,615 shares of Series E Preferred Stock in exchange for all of the outstanding shares of Series B Preferred Stock which had an aggregate stated value of $861,500.  In addition, $41,790 of dividends and penalties had accrued on the Series B Preferred Stock prior to the exchange.  Of the 172,300 shares of Series B Preferred Stock surrendered in the exchange, 32,000 shares were held by a corporation of which the Company’s President and Chief Executive Officer, is the sole owner.

The shares of Series E Preferred Stock have a stated value of $100 per share.  The holders of the Series E Preferred Stock are entitled to cumulative dividends at a rate of 6% per annum of the stated value, payable every 120 days, in preference and priority to any payment of any dividend on the Company’s Common Stock.  Dividends may be paid, at the Company’s option, either in cash or in shares of Common Stock, valued at the Series E Conversion Price (as defined below), if the Common Stock issuable upon conversion of such Series E Preferred Stock has been registered for resale under the Securities Act of 1933.  Holders of Series E Preferred shares are entitled to a liquidation preference of $100 per share, plus accrued and unpaid dividends.

The Series E Preferred Stock is convertible into Common Stock at a conversion price (the “Series E Conversion Price”) equal to 75% of the average of the closing bid prices, for the five trading days preceding the conversion date, for the Common Stock.  The number of shares issuable upon conversion is determined by multiplying the number of shares of Series E Preferred Stock to be converted by $100, and dividing the result by the Series E Conversion Price then in effect.

Holders of Series E Preferred Stock do not have any voting rights, except as required by law.

The Company may redeem the shares of the Series E Preferred Stock at any time prior to conversion at a redemption price of 115% of the purchase price paid for the Series E Preferred Shares plus any accrued but unpaid dividends.

(b)         In July 2002, Joseph J. Raymond, the Company’s President and Chief Executive Officer invested $1,000,000 in the Company in exchange for 10,000 shares of newly created Series F Preferred Stock, which has a stated value of $100 per share.

The holders of the Series F Preferred Stock are entitled to receive, from assets legally available therefore, cumulative dividends at a rate of 7% per annum, accrued daily, payable monthly, in preference and priority to any payment of any dividend on the Common Stock and on the Series E Preferred Stock.  Dividends may be paid, at the Company’s option, either in cash or in shares of Common Stock, valued at the Series F Conversion Price (as defined below), if the Common Stock issuable upon conversion of such Series F Preferred Stock has been registered for resale under the Securities Act of 1933.  Holders of Series F Preferred shares are entitled to a liquidation preference of $100 per share, plus accrued and unpaid dividends.

The Series F Preferred Stock is convertible into Common Stock at a conversion price (the “Series F Conversion Price”) equal to $.10 per share, the market price at the date of issuance of the Series F Preferred Stock.  The number of shares issuable upon conversion is determined by multiplying the number of shares of Series F Preferred Stock to be converted by $100 and dividing the result by the Series F Conversion Price then in effect.

Except as otherwise required by law, holders of Series F Preferred Stock and holders of Common Stock shall vote together as a single class on each matter submitted to a vote of stockholders.  Each outstanding share of Series F Preferred Stock shall be entitled to the number of votes equal to the number of full shares of Common Stock into which each such share of Series F Preferred Stock is then convertible on the date for determination of stockholders entitled to vote at the meeting.  Holders of the Series F Preferred Stock are entitled to vote as a separate class on any proposed amendment to the terms of the Series F Preferred Stock which would increase or decrease the number of authorized shares of Series F Preferred Stock or have an adverse impact on the Series F Preferred Stock and on any proposal to create a new class of shares having rights or preferences equal to or having priority to the Series F Preferred Stock.

The Company may redeem the shares of the Series F Preferred Stock at any time prior to conversion at a redemption price of 115% of the purchase price paid for the Series F Preferred Shares plus any accrued but unpaid dividends.

(c)          On July 2, 2002, the Company received the decision of the Nasdaq Listing and Hearing Review council (the “Review Council”), which reversed the February 26, 2002 decision of the Nasdaq Listing Qualifications Panel (the “Panel”), to de-list the Company’s securities from the Nasdaq Small Cap Market.

The Review Council reversed and remanded the Panel’s decision to the Panel, subject to certain conditions.  These conditions are further subject to the Panel’s discretion to impose additional monitoring restrictions.  By September 30, 2002, the Company must demonstrate a closing price of at least $1.00 per share and immediately thereafter maintain a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days.  Upon fulfilling this requirement, and the June 30, 2002 equity requirement set forth below, the Panel is to re-list our securities on the Nasdaq Small Cap Market provided there are no adverse developments justifying denial of the listing.

In addition, prior to re-listing, the Company must report a $4,500,000 shareholder’s equity requirement as of June 30, 2002, and must, going forward, maintain certain other additional shareholder’s equity requirements for the September 30, 2002 year-end ($3,750,000) and December 31, 2002 quarter ($3,500,000) and demonstrate compliance with all requirements for continued listing.

The Company has been informed that the Panel will not render a formal decision until the Company has notified the Panel that it met both the June 30, 2002 shareholder’s equity requirement and the minimum bid price requirement.  The Company has not met the June 30, 2002 shareholder’s equity requirement.

(d)         The Company issued promissory notes to Source One in the principal amounts of $600,000 (“Note 1”) and $1,800,000 (“Note 2”), respectively, on July 27, 2001 in connection with an acquisition transaction.  As a result of our working capital deficit, the Company was unable to make the following payments when due:

(i)                                     a payment of $600,000 of principal and $21,000 of accrued interest due on January 28, 2002 under Note 1;

(ii)                                  a payment of $100,766 of principal and $29,951 of accrued interest due on February 27, 2002 under Note 2; and

(iii)                               a payment of $102,530 of principal and $28,187 of accrued interest due on May 27, 2002 under Note 2.

Pursuant to a Forbearance Agreement executed in January 2002 and amended in June 2002, Source One agreed to forbear from exercising remedies against the Company until June 30, 2002.  On July 31, 2002, the Company cured all payment defaults under Note 1 and Note 2 and repaid $200,000 loaned to the Company by Source One on June 4, 2002 which was due June 30, 2002 and bore interest at a rate of 7% per annum.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements.  Such statements involve assumptions, uncertainties and risks.  If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected.  Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our ability to raise additional capital; our ability to achieve and manage growth; our ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into our operations; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to cross-sell our services to existing clients; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; our ability to continue to maintain workers’ compensation, general liability, and other insurance coverages; the continued cooperation of our creditors; and other factors discussed from time to time in our filings with the Securities and Exchange Commission.  These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business.  The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and notes appearing elsewhere in this report.

Introduction

We provide a wide range of staffing and productivity consulting services nationally through a network of offices located throughout the United States.  We recognize revenues based on hours worked by assigned personnel.  Generally, we bill our customers a pre-negotiated, fixed rate per hour for the hours worked by our temporary employees.  We are responsible for workers’ compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we place.  These expenses are included in the cost of revenue.  Because we pay our temporary employees only for the hours they actually work, wages for our temporary personnel are a variable cost that increases or decreases in proportion to revenues.  Gross profit margin varies depending on the type of services offered.  In some instances, temporary employees placed by us may decide to accept an offer of permanent employment from the customer and thereby “convert” the temporary position to a permanent position.  Fees received from such conversions are included in our revenues.  Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.

Results of Operations

Discontinued Operations/Acquisition or Disposition of Assets

On January 24, 2002 we entered into an agreement to sell the assets our Engineering Services Division (the “Division”) to SEA Consulting Services Corporation (“SEA”).  Closing of the sale was contingent upon shareholder approval and receipt of a fairness opinion by the Company.

On March 28, 2002, we completed the sale of the assets of the Division to SEA pursuant to the Asset Purchase Agreement dated as of January 24, 2002 among us, SEP, LLC (“SEP”), Charles Sahyoun, Sahyoun Holdings LLC and SEA.  The transaction was approved by a vote of our stockholders at the annual meeting of stockholders held on March 28, 2002.

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

The Asset Purchase Agreement requires the Purchaser to make the following additional payments to SEP:

(a)          A payment of $1 million, plus or minus the amount by which SEA’s profit for the six months ending June 30, 2002, as determined pursuant to the Asset Purchase Agreement, is greater or less than $600,000 (the “Second Payment”);

(b)         A payment of $1 million, plus or minus the amount by which the SEA’s profit for the six months ending December 31, 2002, as determined pursuant to the Asset Purchase Agreement, is greater or less than $600,000 (the “Third Payment”);

(c)          Five subsequent annual payments (the “Subsequent Payments”) which will be based upon a multiple of the annual successive increases, if any, in the SEA’s profit during the five year period beginning on January 1, 2003 and ending December 31, 2007.

Pursuant to an allocation and indemnity agreement entered into by us, Sahyoun Holdings, LLC and Mr. Sahyoun (the “Allocation and Indemnity Agreement”), we were entitled to $250,000 of the Second Payment and $250,000 of the Third Payment.  On April 15, 2002, by letter agreement between us, Sahyoun Holdings, LLC and Joseph J. Raymond, Sr., the Chairman and Chief Executive Officer of the Company, the parties agreed to a modification of the Allocation and Indemnity Agreement.  Per that letter agreement, Sahyoun Holdings, LLC provided us with $200,000 cash in exchange for our short-term, 90-day demand note, due and payable by August 1, 2002 in the amount of $250,000.  The $250,000 was paid by us from our share of the Second Payment which was received by us in June 2002.  Sahyoun Holdings LLC and Mr. Sahyoun have guaranteed the $250,000 payment to be made to us from the Third Payment, regardless of the operating results of SEA.  Upon its receipt of the payments required under the Allocation and Indemnity Agreement, our interest in SEP will terminate and we will not be entitled to any additional payments under the Asset Purchase Agreement, including the Subsequent Payments.  Sahyoun Holdings LLC is entitled to all amounts paid to SEP under the Asset Purchase Agreement other than $500,000 of payments made or payable to us pursuant to the Allocation and Indemnity Agreement and guaranteed by Charles Sahyoun and Sahyoun Holdings, LLC as described above.  Under the terms of the Asset Purchase Agreement, Sahyoun Holdings LLC will not be entitled to any Subsequent Payments or its allocable share of the Second and Third Payments if Mr. Sahyoun’s employment with SEA ceases for any reason other than death or permanent disability prior to December 31, 2003.

Continuing Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Revenues.  Revenues increased 51.8% to $19,269,395 for the three months ended June 30, 2002 from $12,692,761 for the three months ended June 30, 2001.  A substantial portion of the increase was a result of the acquisition of seven offices of Provisional Employment Solutions, Inc. (“PES”) on January 1, 2002.

Gross Profit.  Gross profit increased 31.1% to $2,882,173 for the three months June 30, 2002 from $2,197,927 for the three months ended June 30, 2001.  Gross profit as a percentage of revenues decreased to 15.0% for the three months ended June 30, 2002 from 17.3% for the three months ended June 30, 2001.  The increased dollar amount was a result of the acquisition on January 1, 2002.  The decrease in the percentage was a result of increased pricing competition of staffing services.  We also saw deterioration in margins as a result of the downturn in the economy.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, increased 25.7% to $3,318,929 for the three months ended June 30, 2002 from $2,641,083 for the three months ended June 30, 2001 primarily as a result of the acquisition on January 1, 2002.  Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, as a percentage of revenues decreased to 17.2% for the three months ended June 30, 2002 from 20.8% for the three months ended June 30, 2001.  The decrease is attributable to significant cost reductions implemented by us.

Loss on Impairment of Goodwill.  We periodically determine if there has been a permanent impairment of goodwill.  In this connection, we recorded an impairment loss of $100,000 in the three months ended June 30, 2002.

Depreciation and Amortization.  Depreciation and amortization expenses increased 73.9% to $269,000 for the three months ended June 30, 2002 from $154,682 for the three months ended June 30, 2001.  Depreciation and amortization as a percentage of revenues increased to 1.4% for the three months ended June 30, 2002 from 1.2% for the three months ended June 30, 2001.  The increase was primarily due to the amortization of goodwill and other intangibles associated with acquisitions and the impact of increased capital expenditures.

Provision for Doubtful Accounts.  Provision for doubtful accounts increased 500.0% to $750,000 for the three months ended June 30, 2002 from $125,000 for the three months ended June 30, 2001.  Provision for doubtful accounts as a percentage of revenue, increased to 3.9% for the three months ended June 30, 2002 from 1.0% for the three months ended June 30, 2001.  The increase was due to a change in estimate in light of the downturn in the economy and our evaluation of the recoverability of certain of our accounts.

Interest and Financing Costs.  Interest and financing costs increased to $573,799 for the three months ended June 30, 2002 from $535,215 for the three months ended June 30, 2001.  The increase is the result of debt incurred by us in connection with acquisitions.

Net (Loss) Attributable to Common Stockholders.  As a result of the foregoing, we had a net loss attributable to common stockholders of ($4,652,862) for the three months ended June 30, 2002 compared to net loss attributable to common stockholders of ($1,524,508) for the three months ended June 30, 2001.

Nine Months Ended June 30, 2002 Compared to the Nine Months Ended June 30, 2001

Revenues.  Revenues increased 21.4% to $51,568,047 for the nine months ended June 30, 2002 from $42,491,647 for the nine months ended June 30, 2001.  A substantial portion of the increase was a result of the acquisition on January 1, 2002.

Gross Profit.  Gross profit decreased 3.1% to $8,224,753 for the nine months ended June 30, 2002 from $8,484,325 for the nine months ended June 30, 2001.  Gross profit as a percentage of revenues decreased to 15.9% for the nine months ended June 30, 2002 from 20.0% for the nine months ended June 30, 2001.  This decrease was a result of increased pricing competition of staffing services.  We also saw a deterioration in margins as a result of the downturn in the economy.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, decreased 4.3% to $8,828,252 for the nine months ended June 30, 2002 from $9,221,656 for the nine months ended June 30, 2001.  Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, as a percentage of revenues decreased to 17.1% for the nine months ended June 30, 2002 from 21.7% for the nine months ended June 30, 2001.  The decrease is attributable to significant cost reductions implemented by us.

Loss on Impairment of Goodwill.  We periodically determine if there has been a permanent impairment of goodwill.  In this connection, we recorded an impairment loss of $100,000 in the nine months ended June 30, 2002.

Depreciation and Amortization.  Depreciation and amortization expenses increased 51.2% to $806,994 for the nine months ended June 30, 2002 from $533,681 for the nine months ended June 30, 2001.  Depreciation and amortization as a percentage of revenues increased to 1.6% for the nine months ended June 30, 2002 from 1.3% for the nine months ended June 30, 2001.  The increase was primarily due to the amortization of goodwill and other intangibles associated with acquisitions and the impact of increased capital expenditures.

Provision for Doubtful Accounts.  Provision for doubtful accounts increased 111.8% to $900,000 for the nine months ended June 30, 2002 from $425,000 for the nine months ended June 30, 2001.  Provision for doubtful accounts as a percentage of revenues increased to 1.7% for the nine months ended June 30, 2002 from 1.0% for the nine months ended June 30, 2001.  The increase was due to a change in estimate in light of the downturn in the economy and our evaluation of the recoverability of certain of our accounts.

Finance Charges.  Finance charges for the nine months ended June 30, 2001 were the amounts charged under an agreement with a factor, which was terminated on December 12, 2000.

Loss on Sale of Investment.  In the nine months ended June 30, 2002, we sold 63,025,000 shares, representing our entire 26.3% investment in a publicly-traded foreign company for net proceeds of $206,631 and realized a loss of $2,159,415.

Interest and Financing Costs.  Interest and financing costs increased to $1,537,406 for the nine months ended June 30, 2002 from $1,510,721 for the nine months ended June 30, 2001.  The increase is the result of debt incurred by us in connection with acquisitions.

Net (Loss) Attributable to Common Stockholders.  As a result of the foregoing, we had a net loss of ($5,208,983) for the nine months ended June 30, 2002 compared to a net loss of ($3,363,657) for the nine months ended June 30, 2001.

Liquidity and Capital Resources

At June 30, 2002, we had limited liquid resources.  Current liabilities were $17,505,126 and current assets were $13,731,949.  The difference of $3,773,177 is a working capital deficit, which is primarily the result of losses incurred during each of the five quarters ended June 30, 2002.  Current liabilities include a cash overdraft of $872,234 which is represented by outstanding checks.  These conditions raise substantial doubts about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

We have taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans.  The steps include closing branches that are not profitable, consolidating branches and reduction in staffing and other selling, general and administrative expenses.

In July 2002, we sold 7,650 shares of a newly created Series E Preferred Stock in a private placement for $765,000 in cash.  In addition, on July 30, 2002, Joseph J. Raymond invested $1,000,000 of his personal funds in the Company in exchange for 10,000 shares of newly created Series F Preferred Stock.  See Part II — Item 2 of this report for a description of the terms of the Series E Preferred Stock and the Series F Preferred Stock.  The proceeds from the issuance reduced our working capital deficit by approximately $1.5 million and were used to reduce outstanding debt and for general working capital purposes.

Net cash used in operating activities was $2,562,739 and $1,102,064 in the nine months ended June 30, 2002 and 2001, respectively.

Net cash provided by (used in) investing activities was $1,447,602 and ($1,755,829) in the nine months ended June 30, 2002 and 2001, respectively.  The sale of our Engineering Division and sale of an investment generated net cash proceeds of $1,709,079 and $206,631, respectively, which was used to fund operating activities.  Cash used for acquisitions for the nine months ended June 30, 2002 and 2001 was $184,292, and $976,512, respectively.  The balance in both periods was primarily for capital expenditures.

Net cash provided by financing activities was $985,600 and $1,911,024 in the nine months ended June 30, 2002 and 2001, respectively.  We had net borrowings (reductions in borrowings) of ($63,452) and $865,104 under our line of credit in the nine months ended June 30, 2002 and 2001, respectively.  We also received net proceeds, less redemptions, of $24,879 and $1,282,398 from the issuance of convertible debt in the nine months ended June 30, 2002 and 2001, respectively.  During the nine months ended June 30, 2002, we received $504,583 in proceeds from the issuance of our Common Stock and Series B Preferred Stock and redeemed $455,000 of Series B Preferred Stock.  Net borrowings during the nine months ended June 30, 2002 include $200,000 advanced to us by Source One Personnel, Inc. (“Source One”).  This loan was represented by a promissory note bearing interest at a rate of 7% per annum and was made in connection with a modification of Source One’s agreement to forbear from exercising remedies under promissory notes we issued to it in connection with an acquisition transaction completed in July 2001 in the principal amounts of $600,000 and $1,800,000, respectively.  The $200,000 note and the $600,000 note were repaid in full on July 31, 2002 from the proceeds we received from the issuance of the Series E Preferred Stock and the Series F Preferred Stock.  The $1,800,000 note is payable quarterly over a four year period which commenced in November 2001.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes; investment in capital equipment; start-up expenses of new offices; expansion of services offered;

workers’ compensation, general liability and other insurance coverages; and costs relating to other transactions such as acquisitions.  Temporary employees are paid weekly.

At various times during the year ended September 30, 2001 and the nine months ended June 30, 2002, we issued convertible debentures through private placements.  The debentures bore interest at 6% a year, payable quarterly and had a maturity date of five years from issuance.  Each debenture was convertible after 120 days from issuance into the number of shares of our common stock determined by dividing the principal amount of the debenture by the lesser of (a) 120% of the closing bid price of the common stock on the trading day immediately preceding the issuance date or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of the conversion.  We had the right to prepay any of the debentures at any time at a prepayment rate that varied from 115% to 125% of the amount of the debenture depending on when the prepayment was made.

The discount arising from the 75% beneficial conversion feature was charged to interest expense during the period from the issuance of the debenture to the earliest time at which the debenture became convertible.

As a result of conversions of the debentures and certain transactions with the debenture holders, only $40,000 of debentures remains outstanding.

On December 12, 2000, we entered into a loan and security agreement with a lending institution which replaced our prior factoring arrangement and provides for a line of credit up to 85% to 90% of eligible accounts receivable, as defined, not to exceed $12,000,000.  Advances under the credit agreement bear interest at a rate of prime plus one and one-half percent (1½ %).  The credit agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock.  Borrowings under the agreement are collateralized by substantially all of our assets.  As of June 30, 2002, $7,243,129 was outstanding under the credit agreement.

At June 30, 2002, we were in violation of the following covenants under the loan and security agreement:

(i)                       Failing to meet the tangible net worth requirement;

(ii)                    Exceeding the $250,000 limit on redeeming our common stock, as a result of the redemption of Series B Preferred Stock, and;

(iii)                 Our common stock being delisted from the Nasdaq SmallCap Market

We have received a waiver from the lender on all of the above violations.

Effective January 1, 2002, we purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of seven offices of Provisional Employment Solutions, Inc. (“PES”).  The initial purchase price was $1,480,000, represented by a $1,100,000 promissory note and 400,000 shares of our common stock.  There was an additional $336,727 of costs incurred in connection with the acquisitions.  In addition, PES is entitled to earnout payments of 15% of pretax profit of the acquired business up to a total of $1.25 million or the expiration of ten years, whichever occurs first.  The note bears interest at 6% a year and is payable over a ten-year period in equal quarterly payments.

The following table summarizes the fair value of the assets acquired at the date of acquisition based upon a third-party valuation of certain intangible assets:

Property and equipment	$42,000
Intangible assets	468,596
Goodwill	1,306,131
$1,816,727

Of the $468,596 of intangible assets, $85,880 was assigned to a covenant-not-to-compete and $382,716 was assigned to the customer list.  The intangible assets are being amortized over their estimated useful life of two to four years.  Goodwill is not being amortized under the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  All of the goodwill is expected to be deductible for tax purposes.

Seasonality

Our business follows the seasonal trends of our customer’s business.  Historically, we have experienced lower revenues in the first calendar quarter with revenues accelerating during the second and third calendar quarters and then starting to slow again during the fourth calendar quarter.

Impact of Inflation

We believe that since our inception, inflation has not had a significant impact on our results of operations.

Impact of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations”.  SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also requires that acquired intangible assets be recognized as assets apart from goodwill if they meet one of the two specified criteria.  Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.  This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.  Use of the pooling-of-interests method is prohibited.  The adoption of SFAS No. 141 did not have an impact on our financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets.  The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment.  Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle.  Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment.

Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life.  If the useful life is determined to be indefinite, no amortization will be recorded.  For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed.  Other intangible assets are required to be tested for impairment in a manner similar to goodwill.  At June 30, 2002, our goodwill subject to amortization was approximately $3,451,000, and annual amortization of such goodwill was approximately $289,000.  We expect to adopt SFAS No. 142 during our first fiscal quarter of fiscal 2003.  Because of the extensive effort required to comply with the remaining provisions of SFAS Nos. 141 and 142, we cannot reasonably estimate the impact on its financial statements of these provisions beyond discontinuing amortization.

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

As a result of the disposition of our interest in enterpriseAsia.com, a publicly-traded foreign company, we are no longer exposed to equity price risk.

We believe that our business operations are not exposed to market risk relating to foreign currency exchange risk or commodity price risk.

Part II – Other Information

Item 2 – Changes in Securities and Use of Proceeds

Private Placement of Series E Convertible Preferred Stock; Exchange of Series B Convertible Preferred Stock

In July 2002, we conducted, through Hornblower & Weeks, Inc. as Placement Agent, a private placement of our Series E Convertible Preferred Stock (“the Series E Preferred”), to accredited investors.  The offering’s closing date was July 19, 2002, and the gross proceeds of the offering were $765,000.  The offering proceeds have been and will be used for the reduction of debt and other working capital purposes.

On June 18, 2002, we, at our option, redeemed 91,000 shares of Series B Preferred Stock at the current redemption price of $5.00 per share, totaling $455,000 in the aggregate from Pinnacle Investment Partners, LLP (“Pinnacle”).

Additionally, on July 19, 2002, we entered into an Exchange Agreement with Pinnacle pursuant to which, Pinnacle exchanged its remaining 140,300 shares of Series B Preferred Stock and its right to receive $41,790 in accrued dividends and penalties for 7,433 shares of the Series E Preferred Stock.

The Company also entered, on July 19, 2002, into an Exchange Agreement with Transworld Management Services, Inc. (“Transworld”), pursuant to which Transworld exchanged its remaining 32,000 shares of Series B Preferred Stock for 1,600 shares of Series E Preferred Stock and waived all accrued dividends and penalties.  Thus, as of July 19, 2002, no shares of Series B Preferred Stock remain outstanding.  Joseph J. Raymond, our President and Chief Executive Officer, is the sole shareholder of Transworld.

The holders of the Series E Preferred Stock are entitled to cumulative dividends at a rate of six percent (6%) per annum, accrued daily, on a quarterly basis and payable every 120 days, in preference and priority to any payment of any dividend on our Common Stock.  Dividends may be paid, at our option, either in cash or in shares of Common Stock, valued at the Series E Conversion Price (as defined below), if the Common Stock issuable upon conversion of such Series E Preferred Stock has been registered for resale under the Securities Act of 1933.  Holders of Series E Preferred shares are entitled to a liquidation preference of $100 per share, plus accrued and unpaid dividends.

The Series E Preferred Stock is convertible into Common Stock at a conversion price (the “Series E Conversion Price”) equal to 75% of the average of the closing bid prices, for the five days preceding the conversion date, for the Common Stock.  The number of shares issuable upon conversion is determined by multiplying the number of shares of Series E Preferred Stock to be converted by $100 and dividing the result by the Conversion Price then in effect.

Holders of Series E Preferred Stock do not have any voting rights, except as required by law.

We are obligated to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock issuable upon conversion of the Series E Preferred Stock for public resale and use our best efforts to cause such registration statement to become effective within 120 days after the Closing Date of the offering, i.e., 120 days after July 19, 2002 (the “Series E Target Date”).  If such registration statement is not effective before the Series E Target Date, we are obligated to pay a penalty equal to fifteen percent (15%) of the purchase price of the Series E Preferred Shares.  Thereafter, for every additional 120 day period beyond the date for which a registration statement has not been declared effective, an additional fifteen percent (15%) penalty shall accrue.

We have the right, but not the obligation, to redeem the shares of the Series E Preferred Stock at any time prior to conversion at a redemption price of 115% of the purchase price paid for the Series E Preferred Shares plus any accrued but unpaid dividends.

We relied upon the exemption provided by Rule 506 promulgated under the Securities Act of 1933 in connection with the issuance of the Series E Preferred Stock in the private placement and exchange transactions described above.

Private Placement of Series F Convertible Preferred Stock

On July 30, 2002, our President and CEO, Joseph J. Raymond, Sr., invested $1,000,000 of his personal funds in the Company in exchange for 10,000 shares of newly created Series F Preferred Stock with a stated value of $100 per share.

The holders of the Series F Preferred Stock are entitled to receive from assets legally available thereafter, cumulative dividends at a rate of seven (7%) percent per annum, accrued daily and payable monthly, in preference and priority to any payment of any dividend on the Common Stock and on the Series E Preferred Stock.  Dividends may be paid, at our option, either in cash or in shares of Common Stock, valued at the Series F Conversion Price (as defined below), if the Common Stock issuable upon conversion of such Series F Preferred Stock has been registered for resale under the Securities Act of 1933.  Holders of Series F Preferred shares are entitled to a liquidation preference of $100.00 per share, plus accrued and unpaid dividends.

The Series F Preferred Stock is convertible into Common Stock at a conversion price (the “Series F Conversion Price”) equal to $.10 per share.  The number of shares issuable upon conversion is determined by multiplying the number of shares of Series F Preferred Stock to be converted by $100 and dividing the result by the conversion price then in effect.

Except as otherwise required by law, holders of Series F Preferred Stock and holders of Common Stock shall vote together as a single class on each matter submitted to a vote of stockholders.  Each outstanding share of Series F Preferred Stock shall be entitled to the number of votes equal to the number of full shares of Common Stock into which such shares of Series F Preferred Stock is then convertible on the date for determination of stockholders entitled to vote at the meeting.  Holders of the Series F Preferred Stock are entitled to vote as a separate class on any proposed amendment to the Series F Preferred Stock which would increase or decrease the number of authorized shares of Series F Preferred Stock or have an adverse impact on the Series F Preferred Stock, and on any proposal to create a new class of shares having rights or preferences equal to or having priority to the Series F Preferred Stock.

We are obligated to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock issuable upon conversion of the Series F Preferred Stock and use its best efforts to cause such registration statement to become effective within 120 days after the Closing Date of the offering, i.e., 120 days after July 30, 2002 (the “Series F Target Date”).  If such registration statement is not effective before the Series F Target Date, we are obligated to pay a penalty equal to fifteen percent (15%) of the purchase price of the Series F Preferred Shares.  Thereafter, for every additional 120 day period beyond the date for which a registration statement has not been declared effective, an additional fifteen percent (15%) penalty shall accrue.

We have the right, but not the obligation to redeem the shares of the Series F Preferred Stock at any time prior to conversion at a redemption price of 115% of the purchase price paid for the Series F Preferred shares plus any accrued but unpaid dividends.

We relied upon the exemption provided by Rule 506 promulgated under the Securities Act of 1933 in connection with the issuance of the Series F Preferred Stock.

Item 3 – Defaults Upon Senior Securities

We issued promissory notes to Source One in the principal amounts of $600,000 (“Note 1”) and $1,800,000 (“Note 2”), respectively, on July 27, 2001 in connection with an acquisition transaction.  As a result of our working capital deficit, we were unable to make the following payments when due:

(i)                                     a payment of $600,000 of principal and $21,000 of accrued interest due on January 28, 2002 under Note 1;

(ii)                                  a payment of $100,766 of principal and $29,951 of accrued interest due on February 27, 2002 under Note 2; and

(iii)                               a payment of $102,530 of principal and $28,187 of accrued interest due on May 27, 2002 under Note 2.

Pursuant to a Forbearance Agreement executed in January 2002 and amended in June 2002, Source One agreed to forbear from exercising remedies against us until June 30, 2002.  On July 31, 2002 we cured all payment defaults under Note 1 and Note 2 and repaid $200,000 loaned to us by Source One on June 4, 2002 which was due June 30, 2002 and bore interest at a rate of 7% per annum.

Dividends on our Series A Preferred Stock accrue at a rate of 7% per annum and are payable semi-annually when and if declared by our Board of Directors.  No such dividends have been declared and, as of the date of the filing of this report, $270,000 of dividends are in arrears on the Series A Preferred Stock.

Item 4 – Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held at our corporate offices at 500 Craig Road, Suite 201, Manalapan, New Jersey 07726 on July 26, 2002.  The Special Meeting was previously scheduled for July 17, 2002, but was adjourned to allow us sufficient time to obtain the votes necessary to approve those proposals recommended by the Board for approval and presented to the stockholders.

The four matters to be considered and acted upon at the meeting were (i) a proposal to amend our Certificate of Incorporation to increase the number of the authorized shares of our Common Stock from 25,000,000 to 100,000,000; (ii) a proposal to approve the issuance of 47,000 shares of the Series C Convertible Preferred Stock (the “Series C Preferred Stock”) to Artisan (UK) plc (“Artisan”) and the issuance of shares of Common Stock upon the conversion of such Series C Preferred Stock (the “Series C Proposal”); (iii) a proposal to approve the issuance of the full number of Common Stock to which the holders of our Series B Preferred Stock (the “Series B Preferred Stock”) are entitled upon the Conversion of the Series B Preferred Stock; and a proposal to approve the issuance of into up to 50,000,000 shares of Common Stock, or securities convertible into up to 50,000,000 shares of Common Stock at prices which may be below the book and market value of the Common Stock.

The matters voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter, is set forth below.  Each of the proposals to be voted upon at the Special Meeting were approved by the Stockholders, except the Series C Proposal.

With regard to the proposal to approve the amendment of our Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 25,000,000 to 100,000,000, 50.8% of the Common Stock, voting as a separate class and 56.3% of the Common Stock and Series A Preferred Stock, voting as a single class, were voted in favor of this proposal.  Of the votes cast, 7,329,632 shares of our Common Stock and Series A Preferred Stock, voting as a single class, were voted in favor of the approval of the amendment, 560,406 shares of our Common Stock and Series A Preferred Stock, voting as a single class, were voted against the approval of the amendment and 11,580 shares of our Common Stock and Series A Preferred Stock, voting as a single class, abstained from voting.

Additionally, of the votes cast, 5,870,699 shares of our Common Stock, voting as a separate class, were voted in favor of the approval of the amendment, 560,406 shares of our Common Stock, voting as a separate class, were voted against the approval of the amendment and 11,580 shares of our Common Stock, voting as a separate class, abstained from voting.

With regard to the proposal to approve the issuance of 47,000 shares of the Series C Convertible Preferred Stock to Artisan (UK) plc and the issuance of shares of Common Stock upon the conversion of such Series C Preferred Stock, 4.8% of the votes of Common Stock were cast in favor of this proposal.  Of the votes cast, 0 shares of our Series A Preferred Stock, voting as a separate class, were voted in favor of the proposal, 1,458,933 shares of our Series A Preferred Stock, voting as a separate class, were voted against the adoption and 0 shares of our Series A Preferred Stock, voting as a separate class, abstained from voting.

Of the votes cast, 0 shares of our Series B Preferred Stock, voting as a separate class, were voted in favor of the proposal, 263,300 shares of our Series B Preferred Stock, voting as a separate class were voted against the adoption and 0 shares of our Series B Preferred Stock, voting as a separate class, abstained from voting.

Of the votes cast, 638,941 shares of our Common Stock and Series A Preferred Stock, voting together as a single class, were voted in favor of the proposal, 7,224,097 shares of our Common Stock and Series A Preferred Stock, voting together as a single class were voted against the adoption and 38,580 shares of our Common Stock and Series A Preferred Stock, voting as a single class, abstained from voting.

With regard to the proposal to approve the issuance to the holders of our Series B Preferred Stock of the full number of shares of our Common Stock to which such holders are entitled upon conversion of the Series B Preferred Stock, 90% of the votes were cast in favor of the proposal.  Of the votes cast 7,184,081 shares of our Common Stock and Series A Preferred Stock voting as a single class, voted in favor of approval of our issuance to holders of our Series B Preferred Stock upon conversion of the Preferred Stock, 689,957 shares of our Common Stock and Series A Preferred Stock, voting as a single class, voted against the approval of issuance and 27,580 shares of our Common Stock and Series A Preferred Stock, voting as a single class, abstained from voting.

With regard to the proposal to approve the issuance of up to 50,000,000 shares of Common Stock, or securities convertible into up to 50,000,000 shares of Common Stock, at prices which may be below book and market value of the Common Stock, 90% of the votes were cast in favor of this proposal.  Of the votes cast 7,186,423 shares of our Common Stock and Series A Preferred Stock, voting as a single class, were voted in favor of approval of our issuance of up to 50,000,000 shares of Common Stock, or securities convertible into up to 50,000,000 shares of Common Stock, at prices which may be below book and market value of the Common Stock, 673,865 shares of our Common Stock and Series A Preferred Stock, voting as a single class, were voted against the approval of issuance and 41,330 shares of our Common Stock and Series A Preferred Stock, voting as a single class, abstained from voting.

Item 5 – Other Information

Termination of Placement Agent Agreement

On June 14, 2002, we notified Kirlin Securities, Inc. (“Kirlin”) that we were immediately terminating the Placement Agent Agreement and Investment Banking Agreement we had previously entered into with Kirlin for the purposes of our offering up to $2,000,000 of Series D Preferred Stock and corresponding warrants.  Our decision to terminate the agreement was in large part, to recent trends in the marketplace in general and also with respect to our stock prices.  In addition, Kirlin had made no efforts to place our shares pursuant to the Placement Agent Agreement, nor had it provided any investment banking advice to the Company.

Nasdaq Listing

On July 2, 2002, we received the decision of the Nasdaq Listing and Hearing Review Council (the “Review Council”), which reversed the February 26, 2002 decision of the Nasdaq Listing Qualifications Panel (the “Panel”), to de-list our securities from the Nasdaq Small Cap Market.

The Review Council reversed and remanded the Panel’s decision to the Panel, subject to certain conditions.  These conditions are further subject to the Panel’s discretion to impose additional monitoring restrictions.  By September 30, 2002, we must demonstrate a closing price of at least $1.00 per share and immediately thereafter maintain a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days.  Upon us fulfilling this requirement, and the June 30, 2002 shareholder’s equity requirement set forth below, the Panel is to re-list our securities on the Nasdaq Small Cap Market provided there are no adverse developments justifying denial of the listing.

In addition, prior to re-listing, we must report a $4,500,000 shareholders’ equity requirement as of June 30, 2002, and must, going forward, maintain certain other additional shareholder’s equity requirements for the September 30, 2002 year-end ($3,750,000) and December 31, 2002 quarter ($3,500,000) and demonstrate compliance with all requirements for continued listing.

We have been informed that the Panel will not render a formal decision until we have notified the Panel that we have met both the June 30, 2002 shareholders’ equity requirement and the minimum bid price requirement.  We have not met the June 30, 2002 shareholders’ equity requirement.

Item 6 - Exhibits and Reports on Form 8-K

(a)                                                     Exhibits

Number	Description

3.4	Certificate of Designations, Preferences and Rights of Series E Preferred Stock

3.5	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series E Preferred Stock

3.6	Certificate of Designations, Preferences and Rights of Series F Preferred Stock

4.1.8	Specimen Series E Stock Certificate of the Registrant

4.1.9	Specimen Series F Stock Certificate of the Registrant

4.1.10	Exchange Agreement between Pinnacle Investment Partners, LP and the Registrant

4.1.11	Exchange Agreement between Transworld Management Services, Inc. and the Registrant

4.1.12	Securities Purchase Agreement between Joseph J. Raymond, Sr. and the Registrant regarding Series F Preferred Stock

10.8.3	Modification of Forbearance Agreement dated June 4, 2002 between the Registrant and Source One Personnel together with Exhibits thereto

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

One April 4, 2002, we filed a Report on Form 8-K to report (a) the completion of the sale of the assets of our Engineering Services Division, (ii) the issuance of Series B Preferred Stock in exchange for 6% convertible debentures, the cancellation of other indebtedness and cash and (iii) an amendment of the terms of the Series A Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: August 14, 2002	By:	/s/ Joseph J. Raymond
Joseph J. Raymond
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: August 14, 2002	By:	/s/ Michael A. Maltzman
Michael A. Maltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)