Form 10-K
period 2002-09-30
STRATUS SERVICES GROUP INC
filed 2002-12-23
CIK 1044391

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15789

STRATUS SERVICES GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3499261 (I.R.S. Employer Identification No.)
500 Craig Road, Suite 201, Manalapan, New Jersey 07726 (Address of principal executive offices)
(732) 866-0300 (Registrant's telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act: Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.01 par value
(Title of class)

        Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock as reported by the OTC Bulletin Board, as of the last business day of the Registrant's most recently completed second fiscal quarter, was $4,526,767, based upon 6,117,253 shares held by non-affiliates.

        The number of shares of Common Stock, $.01 par value, outstanding as of December 17, 2002 was 16,289,161.

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect", "estimate", "anticipate", "believe", "intend", and similar expressions are intended to identify forward-looking statements. Such statements involve assumptions, uncertainties and risks. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our ability to raise additional capital; our ability to achieve and manage growth; our ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into our operations; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to cross-sell our services to existing clients; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; our ability to continue to maintain workers' compensation, general liability and other insurance coverages; the continued cooperation of our creditors; and other factors discussed in Item 1 of this Annual Report under the caption "Factors Affecting Future Operating Results" and from time to time in our filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business. The following discussion and analysis should be read in conjunction with the Financial Statements and notes appearing elsewhere in this Annual Report.

FORM 10-K

STRATUS SERVICES GROUP, INC.
Form 10-K for the Fiscal Year Ended September 30, 2002

Table of Contents

PART I

ITEM 1.    BUSINESS

General

        We are a national business services company engaged in providing outsourced labor and operational resources on a long-term, contractual basis. We were incorporated in Delaware in March 1997 and began operations in August 1997 with the purchase of certain assets of Royalpar Industries, Inc. and its subsidiaries. This purchase provided us with a foundation to become a national provider of comprehensive staffing services. We believe that as businesses increasingly outsource a wider range of human resource functions in order to focus on their core operations, they will require more sophisticated and diverse services from their staffing providers.

        We are functionally divided into two "service lines": Staffing Services and Information Technology Services. Our Staffing Services Division provides temporary workers for short-term needs, extended-term temporary employees, temporary-to-permanent placements, recruiting, permanent placements, payroll processing, on-site supervising and human resource consulting. Our SMARTSolutions™ technology, available through our Staffing Services branch offices, provides a comprehensive, customized staffing program designed to reduce labor and management costs and increase workforce efficiency. Stratus Technology Services ("STS") provides information technology ("IT") staffing solutions to Fortune 1000, middle market and emerging companies. STS offers expertise in a wide variety of technology practices and disciplines ranging from networking professionals to internet development specialists and application programmers. Both service groups seek to act as business partners to our clients rather than merely a vendor. In doing so, they seek to systematically enhance client productivity and positively impact our and our clients' financial results. We are headquartered at 500 Craig Road, Suite 201, Manalapan, New Jersey 07726 and our telephone number is (800) 777-1557.

        Between September 1997 and December 2002, we completed ten acquisitions of staffing businesses, representing thirty offices in seven states. As of December 17, 2002 we were providing services from forty locations in nine states. We also maintain a presence on the Internet with our website at www.stratusservices.com, an informational site designed to give prospective customers and employees additional information regarding our operations.

Material Recent Events

        Effective December 1, 2002 (the "Effective Date"), we purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services, Inc. ("Elite"). We also took over Elite's Downey, California office, from which Elite serviced no accounts, but which it utilized as a corporate office. We will continue to utilize the Downey office as a regional corporate facility. Detailed information regarding this transaction is set forth in Part II—Item 7 of this Report under the caption "Results of Operations—Discontinued Operations/Acquisitions or Disposition of Assets."

        On November 22, 2002, we received notification from the Nasdaq Listing and Hearing Review Council ("Review Council"), that it was affirming the Nasdaq Listing Qualifications Panel's decision to delist our securities from the Nasdaq Stock Market. However, the Review Council also noted that, pursuant to Nasdaq Marketplace Rule 4850 (a), the NASD Board of Governors may call this decision for review in connection with an upcoming Board meeting. We will be provided with written notice if the Review Council decision represents the final action of the NASD following that meeting.

Principal Services & Markets

        Our business operations are classified as one segment that consists of Staffing Services and Information Technology Services, each reporting to a Division President who reports directly to the Chief Executive Officer and each with its own target market.

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

        SMARTSolutions™.    SMARTSolutions™ is a customized staffing program provided through our staffing services offices designed to reduce labor and management costs and increase workforce efficiency. The programs typically require an eight-week implementation process beginning with an operational assessment of the client's tasks and processes conducted by the SMARTSolutions™ implementation team. The team compiles and analyzes the data and then presents its recommendations to the client's senior management. Together they establish an implementation timeline with target dates and responsibility checklists. Once the timeline is approved, a workforce-training curriculum or SMARTTraining™ Program is developed and implemented by a team of associates headed by the On-site Manager provided by Stratus. Monthly performance is reported to the client through SMARTReports™ that track workforce performance, analyze that performance against the pre-determined goals and adjust programs to meet evolving customer needs.

        While SMARTSolutions™ is designed to be most effective in manufacturing, distribution and telemarketing operations, it is marketed to all companies that have at least 50 people dedicated to specific work functions that involve repetitive tasks measurable through worker output and could benefit from proactive workforce management. Since SMARTSolutions™ differs greatly from traditional staffing services, we have developed a national marketing team dedicated strictly to marketing these programs. However, the team utilizes our Staffing Services branch staff to identify companies within their geographic regions that could potentially benefit from a SMARTSolutions™ program. Once identified, the team assumes full responsibility for the sales process. A significant portion of our SMARTSolutions™ clients have been obtained through this process or from "word of mouth" recommendations from current SMARTSolutions™ customers.

        Stratus Technology Services, LLC.    We provide Information Technology ("IT") services throughout our branch network through our affiliate, Stratus Technology Services, LLC ("STS"). STS was formed in November 2000 as a 50/50 joint venture between us and Fusion Business Services, LLC, a New Jersey based technology project management firm, to consolidate and manage the company-wide technology services business into a single entity focused on establishing market share in the IT market. See "Part III-Item 13 Certain Relationships and Related Party Transactions". STS markets its services to client companies seeking staff for project staffing, system maintenance, upgrades, conversions, installations, relocations, etc. STS provides broad-based professionals in such disciplines as finance, pharmaceuticals, manufacturing and media and include such job specifications as Desktop Support Administrators, Server Engineers, Programmers, Mainframe IS Programmers, System Analysts, Software Engineers and Programmer Analysts. In addition, STS, through its roster of professionals, can initiate and manage turnkey IT projects and provide outsourced IT support on a twenty-four hour, seven day per week basis.

Business Strategy

        Our objective is to become a leading provider of staffing services throughout the United States. Key elements of our business strategy include:

        Focus on sales within the clerical, light industrial and light technical sector.    We focus on placing support personnel in markets for clerical, light industrial and light technical temporary staffing. We believe that these services are the foundation of the temporary staffing industry, will remain so for the foreseeable future and best leverages our assets and expertise. We also believe that employees performing these functions are, and will remain, an integral part of the labor market in local, regional and national economies around the world. We believe that we are well-positioned to capitalize on these business segments because of our ability to attract and retain qualified personnel and our knowledge of the staffing needs of customers.

        Enhance recruiting of qualified personnel.    We believe that a key component of our success is our ability to recruit and maintain a pool of qualified personnel and regularly place them into desirable positions. We use comprehensive methods to assess, select and, when appropriate, train our temporary employees in order to maintain a pool of qualified personnel to satisfy ongoing customer demand. We offer our temporary employees comprehensive benefit, retention and recognition packages, including bonuses, vacation pay, holiday pay and opportunities to participate in our contributory 401(K) plan.

        Emphasize business corridors.    Our strategy is to capitalize on our presence along the I-95 business corridor from New York to Delaware, to grow our presence in the California West Coast markets, and to build market share by targeting small to mid-sized customers, including divisions of Fortune 500 companies. We believe that in many cases, such markets are less competitive and less costly in which to operate than the more central areas of metropolitan markets, where a large number of staffing services companies frequently compete for business and occupancy costs are relatively high. In addition, we believe that business corridor markets are more likely to provide the opportunity to sell recurring business that is characterized by relatively higher gross margins. We focus on this type of business while also selectively servicing strategic national and regional contracts.

        Maintain entrepreneurial and decentralized offices with strong corporate support.    We seek to foster an entrepreneurial environment by operating each office as a separate profit center, by giving managers and staff considerable operational autonomy and financial incentives. We have designed programs to encourage a "team" approach in all aspects of sales and recruiting, to improve productivity and to maximize profits. We believe that this structure allows us to recruit and retain highly motivated managers who have demonstrated the ability to succeed in a competitive environment. This structure also allows managers and staff to focus on branch operations while relying on corporate headquarters for support in back-office operations, such as risk management programs and unemployment insurance, credit, collections, advice on legal and regulatory matters, quality standards and marketing.

        Enhance information systems.    We believe our management information systems are instrumental to the success of our operations. Our business depends on our ability to store, retrieve, process and manage significant amounts of data. We continually evaluate the quality, functionality and performance of our systems in an effort to ensure that these systems meet our operation needs. During fiscal 2001, we completed the implementation and rollout of the Keynote Staffing Business Software System. This AS/400 based system comes complete with a rich automated skill search capability, quality and performance measurement reporting capabilities and user friendly, proactive tools that we believe will improve the level of service our branch offices are capable of delivering.

        In addition, we have fully upgraded both our hardware and software at our corporate headquarters. Our AS/400 based system is capable of sustaining the user demand with the exponential growth that we are currently experiencing for the next 2-3 years. We are currently implementing a nationwide area network based upon a reliable, secure, inexpensive, and high performance Frame Relay network that has integrated all of our offices onto one internal network linked through our servers at corporate. Once fully completed, all of our branches will share a common server for critical operating data utilized with the Keynote and other back office software systems, as well as having access to other less critical but, mission essential applications, i.e., real-time e-mail and internet access.

        We believe that our investments in information technology will increase our management's ability to store, retrieve, process and manage information. As a result, we believe we will be able to improve service to our customers and employees by reducing errors and speeding the resolution of inquiries, while more efficiently allocating resources devoted to developing and maintaining the Company's information technology infrastructure.

        Control costs through emphasis on risk management.    Workers' compensation and unemployment insurance premiums are significant expenses in the temporary staffing industry. Workers' compensation costs are particularly high in the light industrial sector. Furthermore, there can be significant volatility in these costs. We have a dedicated risk management department that has developed risk management programs and loss control strategies that we believe will improve management's ability to control these employee-related costs through pre-employment safety training, safety assessment and precautions in the workplace, post-accident procedures and return to work programs. We believe that its emphasis on controlling employee-related costs enables branch office managers to price services more competitively and improve profitability.

Growth Strategy

        Our current growth strategy focuses evenly on a combination of internal growth and strategic external and complementary acquisitions.

        Internal growth.    A significant element of our growth strategy has been, and continues to be, our focus on internal growth. Our internal growth strategy consists of the following:

  •
  Increase Sales and Profitability at Existing Offices. We believe that a substantial opportunity exists to increase sales of services and profitability in existing offices. We have incentive compensation plans to encourage branch office managers and staff to increase productivity and profits at the branch level while maintaining accountability for costs and collections of accounts receivable. In addition, we have maintained our corporate-level branch management function to establish and monitor branch office performance targets and develop programs to support branch operations.
  •
  Expand SMARTSolutions™ and Vendor-on-Premise Programs. We have taken advantage of industry trends by continuing to promote our SMARTSolutions™ program and "vendor-on-premises" programs. As of December 17, 2002, we had four SMARTSolutions™ sites and vendor-on-premises programs. Under these programs, we assume administrative responsibility for coordinating all essential staffing services throughout a customer's location, including skills testing and training.
  •
  Pursue Expansion by Establishment of New Offices. We seek to open new offices primarily in existing markets to benefit from common area management, cross-marketing opportunities and leveraging of administrative expenses. Our corporate and operating management jointly develop expansion plans for new offices based upon various criteria, including market demand, availability of qualified personnel, the regulatory environment in the relevant market and whether a new office would complement or broaden our current geographic network.

        Pursuit of complementary and strategic acquisitions.    We intend to focus on opportunities for growth through acquisitions in existing as well as new markets. We made four strategic external acquisitions in fiscal 2002 and one strategic external acquisition in December, 2002 and are continuously evaluating other potential acquisition opportunities.

        In evaluating potential acquisition candidates, we focus on independent staffing companies with a history of profitable operations, a strong management team, a recognized presence in secondary markets and compatible corporate philosophies and culture. We have used, and may continue to use, a team approach by making select corporate officers and outside consultants responsible for identifying prospective acquisitions, performing due diligence, negotiating contracts and subsequently integrating the acquired companies. The integration of newly acquired companies generally involves standardizing each company's accounting and financial procedures with those of ours. Acquired companies typically are brought under our uniform risk management program and key personnel of acquired companies often become part of field management. Marketing, sales, field operations and personnel programs must be reviewed and, where appropriate, conformed to the practices of our existing operations.

        Between September 1997 and December 2002, we completed eleven acquisitions of primarily staffing companies or divisions of staffing companies. These acquisitions included forty offices located in nine states and collectively generated over $90 million in revenue for the twelve months preceding such acquisitions. Pursuant to our acquisition strategy we made the following purchases:

  •
  In August 1998, we acquired the assets of J.P. Industrial, LLC, a $1 million (in annual revenues) Canby, Oregon based Engineering Services firm. We made this acquisition to expand our presence in the engineering services intensive power generation and paper/wood product industries in the Pacific Northwest.
  •
  In January 1999, we completed the acquisition of the assets of B & R Employment, Inc. ("B & R"), a $4 million (in annual revenues) Wilmington, Delaware based provider of traditional temporary staffing services. This acquisition gave us an immediate presence in the industrial and banking center of Delaware.
  •
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
  •
  In June 2000, we acquired the assets of the eight New Jersey and Pennsylvania branches of Tandem, a $25 million (in annual revenues) division of Outsource International, Inc. This acquisition greatly expanded our presence in our home state of New Jersey and continued our Mid-Atlantic regional expansion.
  •
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

  •
  In October 2000, we acquired the assets of seven New Hampshire and Massachusetts branches of Tandem, a $9 million (in annual revenues) division of Outsource International, Inc. This acquisition further continued our East Coast expansion plan and provided us with a platform to further expand our New England presence.

  •
  In January 2001, we acquired certain assets of Cura Staffing Inc. and WorkGroup Professional Services, Inc. sister companies, producing $4.8 million in annual revenues from offices in Coral Gables and Miami Springs, Florida. This acquisition further expanded our South Florida presence and provided SMARTSolutions™ opportunities.

  •
  In August 2001, we acquired certain assets of the light industrial and clerical businesses of Source One Personnel, Inc., a $15 million (in annual revenues) Lawrenceville, New Jersey based, closely-held corporation. This acquisition significantly expanded our I-95 corridor coverage in New Jersey and provided inroads into the lucrative Philadelphia suburb market.

  •
  In January 2002, we acquired the assets of the seven Southern California branches of Provisional Employment Services, Inc. ("PES"), a $23 million (in annual revenues) Orange, California based provider of light industrial and clerical staffing services. This acquisition establishes a strong base in Southern California for regional expansion.

  •
  In March 2002, we acquired certain assets (the "Sale Assets") of Eden Health Employment Services ("Eden"), a temporary staffing firm located in Union City, New Jersey from Wells Fargo Credit, Inc. ("Wells Fargo"). Pursuant to the terms and conditions of the transaction, Wells Fargo transferred its rights, title and interest in the Sale Assets free and clear of any liens of Wells Fargo and any liens subordinated thereto. The purchase price for the Sale Assets is a royalty payable monthly through October 20, 2004. The royalty is an amount based on a percentage derived from sales/placements attributable to Eden. Any invoices billed by Eden on or after March 4, 2002 are our property, from which we will deduct any royalties due.

  •
  In December 2002, we acquired the assets of six California and Nevada branches of Elite Personnel Services, Inc., a $30 million (in annual revenues), Downey, California based provider of light industrial and clerical staffing services. This acquisition expands the already-existing California region for continued West Coast expansion.

        Due to these acquisitions, as well as new offices we opened, the number of our offices increased from five in five states after the Royalpar, Inc. acquisition in August 1997 to forty in nine states at December 17, 2002.

Competitive Business Conditions

        Staffing companies provide one or more of four basic services to clients: (i) flexible staffing; (ii) Professional Employer Organization ("PEO") services; (iii) placement and search; and (iv) outplacement. Based on information provided by the American Staffing Association (formerly the National Association of Temporary and Staffing Services), the National Association of Professional Employer Organizations and Staffing Industry Analysts, Inc., 2001 staffing industry revenues were approximately $97 billion. Over the past seven years, the staffing industry has experienced significant growth, growing at an average rate of 10% per year largely due to the utilization of temporary help across a broader range of industries, as well as the emergence of the PEO sector. Currently, over 90% of the companies surveyed by the American Staffing Association reported using temporary personnel.

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

  •
  The increased demands of companies for a single supplier of a full range of staffing and human resource services;

  •
  Increased competition from larger, better capitalized competitors; and

  •
  Owner's desires for liquidity.

        Although some consolidation activity has already occurred, we believe that consolidation in the U.S. staffing industry will continue and that there will be numerous available acquisition candidates.

        Historically, the demand for temporary staffing employees has been driven by a need to temporarily replace regular employees. More recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed labor costs to variable and flexible costs. Increasingly, the use of temporary staffing employees has become widely accepted as a valuable tool for managing personnel costs and for meeting specialized or fluctuating employment requirements. Organizations also use temporary staffing to reduce administrative overhead by outsourcing operations that are not part of their core business operations, such as recruiting, training and benefits administration. By utilizing staffing services companies, businesses are able to avoid the management and administrative costs that would be incurred if full time employees were employed. An ancillary benefit, particularly for smaller business, is that the use of temporary personnel reduces certain employment costs and risks, such as workers' compensation and medical and unemployment insurance, that a temporary personnel provider can spread over a much larger pool of employees.

        In the past decade, the staffing industry has seen an evolution of services move away from "temp help" or supplemental staffing to more permanent staffing relationships. The industry has developed specialization among various sectors and can be classified into four categories: integrated staffing service providers, professional services providers, information technology providers and commodity providers. Integrated staffing services provide a vendor-on-premise, acting as the general contractor managing the workforce and maintaining the payroll. Through this arrangement, providers are able to establish long-term relationships with their customers, reduce cyclicality of employees, and maintain relationships with customers that are less price-sensitive. The professional services provider supplies employees in the fields of engineering, finance, legal, accounting and other professions. In general, these services are less cyclical than the light industrial and clerical segments and carry higher margins. Information technology companies offer technical employees to maintain and implement all forms of information systems. The commodity segment of the staffing industry is the traditional temporary employer business in which an employee of the service is placed at the customer for a short period. It is characterized by intense competition and low margins. This sector is most exposed to economic cycles and price competition to win market share. Growth in this segment has been constrained over the past three years due to a competitive labor market for low-end workers.

        We compete with other companies in the recruitment of qualified personnel, the development of client relationships and the acquisition of other staffing and professional service companies. A large percentage of temporary staffing and consulting companies are local operators with fewer than five offices and have developed strong local customer relationships within local markets. These operators actively compete with us for business and, in most of these markets, no single company has a dominant share of the market. We also compete with larger, full-service and specialized competitors in national, regional and local markets. The principal national competitors include MPS Group, Manpower, Inc., Kelly Services, Inc., Olsten Corporation, Interim Services, Inc., and Norrell Corporation, all of which may have greater marketing, financial and other resources than Stratus. We believe that the primary competitive factors in obtaining and retaining clients are the number and location of offices, an understanding of clients' specific job requirements, the ability to provide temporary personnel in a timely manner, the monitoring of the quality of job performance and the price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, responsiveness to work schedules and number of hours of work available. We believe our long-term client relationships and strong emphasis on providing service and value to our clients and temporary staffing employees makes us highly competitive.

Customers

        During the year ended September 30, 2002, we provided services to 1,560 customers in 18 states. Our five largest customers represented 19% of our revenue but no one customer exceeded 10% and only one customer exceeded 5%.

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

Trademarks

        We have not obtained federal registration of any of the trademarks we use in our business, including SMARTSolutions, SMARTReport, SMARTTraining, our slogan, name or logo. Currently, we are asserting Common Law protection by holding the marks out to the public as the property of Stratus. However, no assurance can be given that this Common Law assertion will be effective to prevent others from using any of our marks concurrently or in other locations. In the event someone asserts ownership to a mark, we may incur legal costs to enforce any unauthorized use of the marks or defend ourselves against any claims.

Employees

        As of September 30, 2002, we were employing 4,603 total employees. Of that amount, 138 were classified as staff employees and 4,465 were classified as field or "temp" employees, those employees placed at client facilities. As of December 17, 2002, those numbers had changed to 194 and 5,313, respectively.

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

Factors Affecting Future Operating Results

        This Form 10-K contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

We have limited liquid resources and a history of net losses.

        At September 30, 2002, we had limited liquid resources. Current liabilities were $17,988,216 and our current assets were $14,701,093. The difference of $3,287,123 is a working capital deficit which is primarily the result of the losses incurred during the last two years. Current liabilities as of September 30, 2002 also include a cash overdraft of $731,501, which is represented by outstanding checks. We have incurred net losses in recent periods, including net losses of $2,412,145 in the year ended September 30, 1998, $1,527,043 in the year ended September 30, 1999, $5,910,457 in the year ended September 30, 2001 and $6,261,581 in the year ended September 30, 2002. Although we had net earnings in the year ended September 30, 2000 of $1,045,910, we can provide no assurance that our operations will be profitable in the future. This situation has also made it difficult for us to make timely payments to our vendors and we can make no assurances that vendors and creditors will not exercise remedies against us. The working capital deficit will remain until additional capital is raised.

        These conditions raise substantial doubts about our ability to operate as a going concern. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        Our continuation of existence is dependent upon our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary. Our management has taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans. The steps include closing branches that are not profitable, consolidating branches, and reduction in staffing and other selling, general and administrative expenses.

Fluctuations in the general economy could have an adverse impact on our business.

        Demand for our staffing services is significantly affected by the general level of economic activity and unemployment in the United States. Companies use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies reduce their utilization of temporary employees before releasing full-time employees. In addition, we may experience less demand for our services and more competitive pricing pressure during periods of economic downturn. Therefore, any significant economic downturn could have a material adverse effect on our business, results of operations, cash flows or financial condition.

We may be unable to continue and manage our growth.

        Our ability to continue growth will depend on a number of factors, including: the strength of demand for temporary employees in our markets; the availability of capital to fund acquisitions; the ability to maintain or increase profit margins despite pricing pressures; and existing and emerging competition. We must also adapt our infrastructure and systems to accommodate growth and recruit and train additional qualified personnel. Furthermore, the United States economy is continuing to show signs of an economic slowdown. Should the economic slowdown or a recession continue for an extended period, competition for customers in the staffing industry would increase and may adversely impact management's allocation of our resources and result in declining revenues.

We rely heavily on executive management and could be adversely affected if our executive management team was not available.

        We are highly dependent on our senior executives, including Joseph J. Raymond, our Chairman, CEO and President since September 1, 1997; Michael A. Maltzman, Executive Vice President and Chief Financial Officer who has been serving in that capacity since September 1, 1997; and on the other members of our senior management team. We entered into an employment agreement with Mr. Raymond effective September 1, 1997 for continuing employment until he chooses to retire or until his death and that agreement remains in effect as written. Employment arrangements with all of our executive officers are at-will. The loss of the services of either Mr. Raymond or Mr. Maltzman and other senior executives or other key executive personnel could have a material adverse effect on our business, results of operations, cash flows or financial condition.

We rely heavily on our management information systems and our business would suffer if our systems fail or cannot be upgraded or replaced on a timely basis.

        We believe our management information systems are instrumental to the success of our operations. Our business depends on our ability to store, retrieve, process and manage significant amounts of data. We continually evaluate the quality, functionality and performance of our systems in an effort to ensure that these systems meet our operational needs. We have, in the past, encountered delays in implementing, upgrading or enhancing systems and may, in the future, experience delays or increased costs. There can be no assurance that we will meet anticipated completion dates for system replacements, upgrades or enhancements that such work will be competed in the cost-effective manner, or that such replacements, upgrades and enhancements will support our future growth or provide significant gains in efficiency. The failure of the replacements, upgrades and enhancements to meet these expected goals could result in increased system costs and could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Increases in employee-related costs would have an adverse effect on our business.

        We are responsible for all employee-related expenses for the temporary employees, including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. We maintain workers' compensation insurance for all claims in excess of a loss cap of $150,000 per incident, except with respect to locations in states where private insurance is permitted and which are covered by state insurance funds. We accrue for workers' compensation costs based upon payroll dollars paid to temporary employees. The accrual rates vary based upon the specific risks associated with the work performed by the temporary employee. At the beginning of each policy year, we review the overall accrual rates with our outside actuaries and makes changes to the rates as necessary based primarily upon historical loss trends. Periodically, we evaluate our historical accruals based on an actuarially developed estimate of the ultimate cost for each open policy year and adjust such accruals as necessary. These adjustments can either be increases or decreases to workers' compensation costs, depending upon our actual loss experience. There can be no assurance that our programs to control workers' compensation and other payroll-related expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals. Unemployment insurance premiums are set by the states in which our employees render their services. A significant increase in these premiums or in workers' compensation-related costs or our inability to continue to maintain workers' compensation coverage could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Our financial results will suffer if we lose any of our significant customers.

        As is common in the temporary staffing industry, our engagements to provide services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2001 and 2002, no single customer of ours accounted for more than 10% and 10%, respectively, of our sales or services. Nonetheless, the loss of any of our significant customers could have an adverse effect on our business, results of operations, cash flows or financial condition. We are also subject to credit risks associated with our trade receivables. During fiscal 2001 and fiscal 2002, we incurred costs of $661,000 and $1,650,000, respectively, for bad debts. Should any of our principal customers default on their large receivables, our business results of operations, cash flows or financial condition could be adversely affected.

We have experienced significant fluctuations in our operating results and anticipate that these fluctuations may continue.

        Operating results may fluctuate due to a number of factors, including the demand for our services, the level of competition within our markets, our ability to increase the productivity of our existing offices, control costs and expand operations, the timing and integration of acquisitions and the availability of qualified temporary personnel. In addition, our results of operations could be, and have in the past been, adversely affected by severe weather conditions. Moreover, our results of operations have also historically been subject to seasonal fluctuations. Demand for temporary staffing historically has been greatest during our fourth fiscal quarter due largely to the planning cycles of many of our customers. Furthermore, sales for the first fiscal quarter are typically lower due to national holidays as well as plant shutdowns during and after holiday season. These shutdowns and post-holiday season declines negatively impact job orders received by us, particularly in the light industrial sector. Due to the foregoing factors, we have experienced in the past, and may possibly experience in the future, results of operations below the expectations of public market analysts and investors. The occurrence of such an event could likely have a material adverse effect on the price of the common stock.

If we are not able to attract and retain the services of qualified temporary personnel, our business will suffer.

        We depend upon our ability to attract and retain qualified personnel who possess the skills and experience necessary to meet the staffing requirements of our customers. During periods of increased economic activity and low unemployment, the competition among temporary staffing firms for qualified personnel increases. Many regions in which we operate have in the past and may continue to experience historically low rates of unemployment and we have experienced, and may continue to experience, significant difficulties in hiring and retaining sufficient numbers of qualified personnel to satisfy the needs of our customers. Furthermore, we may face increased competitive pricing pressures during such periods. While the current economic environment is facing uncertainties, competition for individuals with the requisite skills is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to us in sufficient numbers and on terms of employment acceptable to us. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Furthermore, a substantial number of our temporary employees during any given year will terminate their employment with us to accept regular staff employment with our customers. The inability to attract and retain qualified personnel could have a material adverse effect on the business, results of operations, cash flows or financial condition.

Our success depends upon the performance of our field management.

        We are dependent on the performance and productivity of our local managers, particularly branch, and regional managers. This loss of some of our key managers could have an adverse effect on our operations, including our ability to establish and maintain customer relationships. Our ability to attract and retain business is significantly affected by local relationships and the quality of services rendered by branch, area, regional and zone managerial personnel. If we are unable to attract and retain key employees to perform these services, our business, results of operations, cash flows or financial condition could be adversely affected. Furthermore, we may be dependent on the senior management of companies that may be acquired in the future. If any of these individuals do not continue in their management roles, there could be material adverse effect on our business, results of operations, cash flows or financial condition.

We may be subject to claims as a result of actions taken by our temporary staffing personnel.

        Providers of temporary staffing services place people in the workplaces of other businesses. An inherent risk of such activity includes possible claims of errors and omissions, discrimination or harassment, theft of customer property, misappropriation of funds, misuse of customers' proprietary information, employment of undocumented workers, other criminal activity or torts, claims under health and safety regulations and other claims. There can be no assurance that we will not be subject to these types of claims, which may result in negative publicity and our payment of monetary damages or fines, which, if substantial, could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Our Common Stock was delisted from the Nasdaq Stock Market and is not likely to be relisted.

        There are several requirements for continued listing on the Nasdaq SmallCap Market including, but not limited to, a minimum stock bid price of $1.00 per share and $2.5 million in stockholder's equity. As of September 30, 2001, our stockholder's equity was below the Nasdaq requirement and, as a result, our common stock was delisted by Nasdaq in February 2002. Although we appealed the delisting determination and the Nasdaq Listing and Hearing Council reversed and remanded the decision to the Nasdaq Listing Qualification Panel, subject to conditions, the Panel notified us in August 2002 that it was denying relisting due to our failure to meet conditions specified in the Council's decision that required us to have stockholder's equity of at least $4,500,000 as of June 30, 2002 and a minimum stock bid price of at least $1.00 for 10 consecutive trading days. We subsequently filed an appeal of this decision. Our common stock is currently trading on the NASD's OTC Bulletin Board. On November 22, 2002, we received notification from the Nasdaq Listing and Hearing Review Council (the "Review Council"), that it was affirming the Panel's decision to de-list our securities from the Nasdaq Stock Market. However, the Review Council also noted that, pursuant to Nasdaq Marketplace Rule 4850(a), the NASD Board of Governors may call this decision for review in connection with an upcoming Board meeting. We will be provided with written notice if the Review Council's decision represents the final action of the NASD following that meeting. Delisting from Nasdaq could adversely affect the liquidity and price of our common stock and this could have a long-term impact on our ability to raise future capital through a sale of our common stock. In addition, it could make it more difficult for investors to obtain quotations to trade our stock.

Future acquisitions could increase the risk of our business.

        While we intend to pursue acquisitions in the future, there can be no assurance that we will be able to expand our current market presence or successfully enter other markets through acquisitions. Competition for acquisitions may increase to the extent other temporary services firms, many of which have significantly greater financial resources than us, seek to increase their market share through acquisitions. In addition, we are subject to certain limitations on the incurrence of additional indebtedness under our credit facilities, which may restrict our ability to finance acquisitions. Further, there can be no assurance that we will be able to identify suitable acquisition candidates or, if identified, complete such acquisitions or successfully integrate such acquired businesses into our operations. Acquisitions also involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management's attention and possible adverse effects on earnings resulting from increased interest costs and workers' compensation costs, as well as difficulties related to the integration of the acquired businesses, such as retention of management. Furthermore, once integrated, acquisitions may not achieve comparable levels of revenue or profitability as our existing locations. In addition, to the extent that we consummate acquisitions in which a portion of the consideration is in the form of common stock, current shareholders may experience dilution. The failure to identify suitable acquisitions, to complete such acquisitions or successfully integrate such acquired businesses into our operations could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Potential conversions of our convertible preferred stock will reduce the percentage ownership interest of existing stockholders and may cause reduction in our share price.

        As of December 17, 2002 we had outstanding 1,458,933 shares of Series A Preferred Stock, 5,205 shares of Series E Preferred Stock, 10,000 shares of Series F Preferred stock and 5,000 shares of Series H Preferred Stock. If all of the holders of preferred stock convert their preferred stock into shares of common stock, we will be required to issue no less than 15,627,202 shares of common stock based on an assumed conversion price of $.312 per share for the Series E Preferred Stock and $.20 per share for the Series H Preferred Stock. If the trading price of the common stock is low when the conversion price of the Series E Preferred Stock or the Series H Preferred Stock is determined, we would be required to issue a higher number of shares of common stock, which could cause a further reduction in each of our stockholder's percentage ownership interests in our company. In addition, if a holder of preferred stock converts our preferred stock and sells the common stock, it could result in an imbalance of supply and demand for our common stock and a decrease in the market price of our common stock. The further our stock price declines, the more the conversion price of our Series E Preferred Stock and Series H Preferred Stock will fall and the greater the number of shares we will have to issue upon conversion.

We are controlled by principal stockholder and management.

        As of December 17, 2002, our Chairman of the Board, Joseph J. Raymond, owned or had the right to vote shares representing approximately 59.5% of the outstanding voting power of our capital stock. Our directors and executive officers, as a group, own or have the right to vote shares representing approximately 66.91% of the outstanding voting power of our capital stock. As a result, Mr. Raymond and, if they should determine to act together, our directors and executive officers as a group, will be able to exercise significant influence over the outcome of any matters or block certain matters which might normally be submitted to our stockholders for approval, including the election of directors and the authorization of other corporate actions requiring stockholder approval.

ITEM 2.    PROPERTIES

        We own no real property. We lease approximately 6,841 square feet in a professional office building in Manalapan, New Jersey as our corporate headquarters. That facility houses all of our centralized corporate functions, including the Executive management team, payroll processing, accounting, human resources and legal departments. Our lease expires on September 30, 2007. As of September 30, 2002, we leased 30 additional facilities, primarily flexible staffing offices, in 8 states. With the addition of new space at our corporate headquarters, we believe that our facilities are generally adequate for our needs and we do not anticipate any difficulty in replacing such facilities or locating additional facilities, if needed.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved, from time to time, in routine litigation arising in the ordinary course of business. Other than as set forth below, we do not believe that any currently pending litigation will have a material adverse effect on our financial position or results of operations.

        The matter of ACE American Insurance Company v. Stratus Services Group, Inc., filed in the Superior Court of New Jersey, Law Division, Essex County, in September, 2002, is a contract/tort action in which the Plaintiff alleges that we have failed to pay $323,775.00 plus interest of $44,444.44 for earned commercial liability insurance premium for the period May 1, 2000 to May 1, 2001. We previously accrued a liability of $323,775.00 relative to this matter, and dispute the total amount owed but acknowledge a portion of the debt.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A Special Meeting of Stockholders was held at our corporate offices at 500 Craig Road, Suite 201, Manalapan, New Jersey 07726 on July 26, 2002. Information with respect to the matters acted upon at the Special Meeting was included in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        On April 11, 2000, our registration statement on Form SB-2 (Commission File No. 333-83255) for our initial public offering of common stock, $.01 par value, became effective and our shares commenced trading on the Nasdaq SmallCap Market under the symbol "SERV" on April 26, 2000. On February 27, 2002, our common stock was delisted from the Nasdaq SmallCap Market and is currently trading on the NASD OTC Bulletin Board under the symbol "SERV". There were approximately 1,618 holders of record of common stock as of December 17, 2002. This number includes the number of shareholders whose shares were held in "nominee" or "street name". The table below sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Stock Market and by the NASD OTC Bulletin Board.

	Sales Prices
Fiscal Year 2001
	High	Low
Quarter Ended December 31, 2000	6.75	3.625
Quarter Ended March 31, 2001	4.875	1.3125
Quarter Ended June 30, 2001	2.05	1.16
Quarter Ended September 30, 2001	1.90	1.00
Fiscal Year 2001	High	Low
Quarter Ended December 31, 2002	1.19	0.51
Quarter Ended March 31, 2002	1.00	0.25
Quarter Ended June 30, 2002	0.75	0.13
Quarter Ended September 30, 2002	0.30	0.08

        On December 17, 2002, the closing price of our common stock as reported by the NASD OTC Bulletin Board was $.43 per share. We have never paid cash dividends on our common stock and we intend to retain earnings, if any, to finance future operations and expansion. In addition, our credit agreement restricts the payment of dividends, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of dividends on our common stock will depend upon our financial condition, capital requirements and earnings as well as other factors that the Board of Directors deems relevant.

        As set forth more fully in Note 3 to the Financial Statements included with this Report, in June 2002, Source One Personnel, Inc. ("Source One") agreed to forebear from exercising remedies against us until June 30, 2002. On July 31, 2002, we cured all payment defaults under the notes we issued to Source One. In exchange for the forbearance, we issued 250,000 shares of Common Stock, which was valued at the aggregate fair market value of $37,500, to Source One, in an offering relying on Section 4(2) of and Rule 506 under the Securities Act of 1933.

        On September 30, 2002, we sold 5,000 shares of Series H Preferred Stock at $100.00 per share to Pinnacle Investment Partners, LLP ("Pinnacle") in an offering relying on Section 4(2) of and Rule 506 under the Securities Act of 1933. The Series H Preferred Stock is convertible into Common Stock at a conversion price equal to the lower of $.20 per share of the average market price of Common Stock for the five trading days immediately preceding the conversion date. The number of shares issuable upon conversion is determined by multiplying the number of shares of Series H Preferred Stock to be converted by $100 and dividing the result by the conversion price then in effect.

        See "Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management" for information regarding securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

        (In thousands except per share)

        The selected financial data that follows should be read in conjunction with our financial statements and the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report.

	Year Ended September 30,
	2002	2001	2000	1999	1998
Income statement data:
Revenues	$73,040	$57,026	$36,200	$26,040	$20,866
Gross profit	11,520	10,952	8,372	5,261	3,297
Operating earnings (loss) from continuing operations	(3,529)	(3,545)	528	(807)	(2,315)
Net earnings (loss) from continuing operations	(7,580)	(5,993)	161	(1,696)	(2,733)
Net earnings (loss) from continuing operations attributable to common stockholders	(8,622)	(6,056)	161	(1,696)	(2,733)
Per share data:
Net earnings (loss) from continuing operations attributable to common stockholders — basic	$(.82)	$(1.01)	$.03	$(.44)	$(.76)
Net earnings (loss) from continuing operations attributable to common stockholders — diluted	$(.82)	(1.01)	.03	(.44)	(.76)
Cash dividends declared	—	—	—	—	—
	September 30,
	2002	2000	1999	2001	1998
Balance sheet data:
Net working capital (deficiency)	$(3,287)	$(1,546)	$2,086	$(3,777)	$(1,985)
Long-term obligations, including current portion	3,296	3,153	462	1,370	—
Convertible debt	40	1,125	—	—	—
Preferred stock	6,279	2,792	—	—	—
Temporary equity	823	869	—	2,138	1,618
Stockholders' equity (deficiency)	3,043	1,283	6,799	(3,012)	(3,356)
Total assets	24,031	22,268	10,318	4,926	1,095

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

Critical Accounting Policies and Estimates

        The following accounting policies are considered by us to be "critical" because of the judgments and uncertainties affecting the application of these policies and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Revenue Recognition

        Revenues generated from temporary employees on customer assignments are recognized as income at the time the service is provided.

Allowance for Doubtful Accounts Receivable

        We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts receivable based upon historical collection experience and expected collectibility of accounts. As of September 30, 2002, we had recorded an allowance for doubtful accounts of approximately $1.7 million. The actual bad debts may differ from estimates and the difference could be significant.

Impairment of Goodwill

        Goodwill is amortized on a straight-line basis over fifteen years except for acquisitions after June 30, 2001, where goodwill is not being amortized. The carrying amount of goodwill is reviewed whenever events or changes in circumstances indicate that it may not be recoverable. We use an estimate of the future undiscounted net cash flows of the acquired business over the remaining life of the asset in measuring whether the assets are recoverable. Where such estimate of the future undiscounted cash flows is less than the carrying amount of goodwill, a potential impairment exists.

        We are required to adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" beginning October 1, 2002. This statement requires that goodwill no longer be amortized, and it requires instead that goodwill be tested at least annually for impairment. If the carrying value of goodwill were determined to be greater than its estimated fair value under the impairment test, then it would be written down to its estimated fair value.

        The discontinuance of goodwill amortization is not expected to have a significant effect on our future results of operations. We have not completed a transitional impairment test, as required by SFAS No. 142.

Valuation Allowance Against Deferred Income Tax Assets

        Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We have recorded a valuation allowance of approximately $5.3 million to offset the entire balance of the deferred tax asset as of September 30, 2002. The valuation allowance was recorded as a result of the losses incurred by us and our belief that it is more likely than not that we will be unable to recover the net deferred tax assets.

Workers' Compensation Insurance

        We maintain workers' compensation insurance with various carriers on a fully-insured basis. During the period May 1, 2001 through May 20, 2002, we maintained worker's compensation insurance with an insurance company with a deductible of $150,000 per incident.

        We have established reserve amounts based upon our evaluation of the status of claims still open as of September 30, 2002. As of September 30, 2002, the worker's compensation reserve totaled approximately $337,000. Such reserve amount is only an estimate and there can be no assurance that our eventual workers' compensation obligations will not exceed the amount of the reserve. However, we believe that any difference between the amount recorded for our estimated liability and the costs of settling the actual claims would not be material to the results of operations.

Results of Operations

Discontinued Operations/Acquisition or Disposition of Assets

        On January 24, 2002, we entered into an agreement to sell the assets of our Engineering Services Division (the "Division") to SEA Consulting Services Corporation ("SEA"). Closing of the sale was contingent upon shareholder approval and the receipt of a fairness opinion by us.

        On March 28, 2002, we completed the sale of the assets of the Division to SEA pursuant to the Asset Purchase Agreement dated as of January 24, 2002 among us, SEP, LLC ("SEP"), Charles Sahyoun, Sahyoun Holdings LLC and SEA. The transaction was approved by a vote of our stockholders at the annual meeting of stockholders held on March 28, 2002.

        The assets of the Division had been transferred to SEP, a limited liability company in which we own a 70% interest, at the time of the execution of the Asset Purchase Agreement. Sahyoun Holdings, LLC, a company wholly owned by Charles Sahyoun, the President of the Division, owns the remaining 30% interest in SEP.

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

        The Asset Purchase Agreement requires the purchaser to make the following additional payments to SEP:

  (a)
  A payment of $1 million, plus or minus the amount by which SEA's profit for the six months ended June 30, 2002, as determined pursuant to the Asset Purchase Agreement, is greater or less than $600,000 (the "Second Payment");
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

        Pursuant to an allocation and indemnity agreement entered into by us, Sahyoun Holdings, LLC and Mr. Sahyoun (the "Allocation and Indemnity Agreement"), we were entitled to $250,000 of the Second Payment and $250,000 of the Third Payment. On April 15, 2002, by letter agreement between us, Sahyoun Holdings, LLC and Joseph J. Raymond, Sr., our Chairman and Chief Executive Officer, the parties agreed to a modification of the Allocation and Indemnity Agreement. Per that letter agreement, Sahyoun Holdings, LLC provided us with $200,000 cash in exchange for our short-term,

90-day demand note, due and payable by August 1, 2002 in the amount of $250,000. The $250,000 was paid by us from our share of the Second Payment which was received by us in June 2002.

        Sahyoun Holdings LLC and Mr. Sahyoun have guaranteed the $250,000 payment to be made to us from the Third Payment, regardless of the operating results of SEA. In December 2002, Mr. Sahyoun and we agreed to offset the $250,000 against $250,000 of accrued commissions due Mr. Sahyoun. As a result, we will not be entitled to any additional payments under the Asset Purchase Agreement, including the Subsequent Payments. Sahyoun Holdings LLC is entitled to all amounts paid to SEP under the Asset Purchase Agreement other than $500,000 of payments made or payable to us pursuant to the Allocation and Indemnity Agreement and guaranteed by Charles Sahyoun and Sahyoun Holdings, LLC as described above. Under the terms of the Asset Purchase Agreement, Sahyoun Holdings LLC will not be entitled to any Subsequent Payments or its allocable share of the Second and Third Payments if Mr. Sahyoun's employment with SEA ceases for any reason other than death or permanent disability prior to December 31, 2003.

        Effective January 1, 2002, we purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of seven offices of PES. The initial purchase price was $1,480,000, represented by a $1,100,000 promissory note and 400,000 shares of our common stock. There was an additional $334,355 of costs incurred in connection with the acquisitions. In addition, PES is entitled to earnout payments of 15% of pretax profit of the acquired business up to a total of $1.25 million or the expiration of ten years, whichever occurs first. The note bears interest at 6% a year and is payable over a ten-year period in equal quarterly payments. See Note 3 to the Financial Statements included with this Report.

        Effective December 1, 2002, we purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services, Inc. We also took over Elite's Downey, California office, from which Elite serviced no accounts, but which it utilized as a corporate office. We will continue to utilize the Downey office as a regional corporate facility. Pursuant to a Asset Purchase Agreement dated November 19, 2002 between us and Elite (the "Asset Purchase Agreement"), the purchase price paid at closing (the "Base Purchase Price") was $1,264,000, all of which was represented by a promissory note (the "Note") payable over eight years, in equal monthly installments. Imputed interest at the rate of 4% per year is included in the Note amount. Accordingly, the net Base Purchase Price was $1,083,813.

        In addition to the Base Purchase Price, Elite may also receive as deferred purchase price an amount equal to 10% of "Gross Profits" as defined in the Asset Purchase Agreement, of the acquired business between $2,500,000 and $3,200,000 per year, plus 15% of Gross Profits of the acquired business in excess of $3,200,000 per year, for a minimum of one year from the Effective Date, and for a period of two years from the Effective Date if Gross Profits for the first year reach specified levels.

        In connection with this acquisition, we also entered into an employment and non-compete agreement for a five-year period with the President and sole stockholder of Elite.

Continuing Operations

Year Ended September 30, 2002 Compared to the Year Ended September 30, 2001

        Revenues.    Revenues increased 28.1% to $73,040,408 for the year ended September 30, 2002 from $57,026,338 for the year ended September 30, 2001. A substantial portion of the increase was a result of the acquisition on January 1, 2002.

        Gross Profit.    Gross profit increased 5.2% to $11,520,400 for the year ended September 30, 2002 from $10,952,053 for the year ended September 30, 2001. Gross profit as a percentage of revenues decreased to 15.8% for the year ended September 30, 2002 from 19.2% for the year ended September 30, 2001. This decrease was a result of increased pricing competition of staffing services. We also saw a deterioration in margins as a result of the downturn in the economy.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, decreased 0.5% to $12,119,207 for the year ended September 30, 2002 from $12,185,770 for the year ended September 30, 2001. Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, as a percentage of revenues decreased to 16.6% for the year ended September 30, 2002 from 21.4% for the year ended September 30, 2001. The decrease is attributable to significant cost reductions implemented by us, which were offset in part by additional costs associated with the expansion of our business.

        Loss on Impairment of Goodwill.    We periodically determine if there has been a permanent impairment of goodwill. In this connection, we recorded an impairment loss of $400,000 and $700,000 in the years ended September 30, 2002 and 2001, respectively.

        Depreciation and Amortization.    Depreciation and amortization expenses increased 39.9% to $983,000 for the year ended September 30, 2002 from $625,864 for the year ended September 30, 2001. Depreciation and amortization as a percentage of revenues increased to 1.5% for the year ended September 30, 2002 from 1.3% for the year ended September 30, 2001. The increase was primarily due to the amortization of goodwill and other intangibles associated with acquisitions and the impact of increased capital expenditures.

        Provision for Doubtful Accounts.    Provision for doubtful accounts increased 130.5% to $1,406,000 for the year ended September 30, 2002 from $610,000 for the year ended September 30, 2001. Provision for doubtful accounts as a percentage of revenues increased to 1.9% for the year ended September 30, 2002 from 1.1% for the year ended September 30, 2001. The increase was due to a change in estimate in light of the downturn in the economy and our evaluation of the recoverability of certain of our accounts.

        Finance Charges.    Finance charges for the year ended September 30, 2001 were the amounts charged under an agreement with a factor, which was terminated on December 12, 2000.

        Loss on Sale of Investment.    In the year ended September 30, 2002, we sold 63,025,000 shares, representing our entire 26.3% investment in a publicly-traded foreign company for net proceeds of $206,631 and realized a loss of $2,159,415.

        Interest and Financing Costs.    Interest and financing costs decreased to $1,975,932 for the year ended 30, 2002 from $1,999,246 for the year ended September 30, 2001. Included in the amounts for the years ended September 30, 2002 and 2001, is $104,535 and $1,213,747, respectively, which is the portion of the discount on the beneficial conversion feature of convertible debt and $291,755 and $135,374, respectively, of costs we incurred in connection with the issuance of the convertible debt. Interest and financing costs, not including these convertible debt costs, as a percentage of revenue increased to 2.2% for the year ended September 30, 2002, from 1.1% for the year ended September 30, 2001. This increase was primarily the result of debt incurred by us in connection with acquisitions.

        Income Taxes (Benefit).    Income tax expense for the year ended September 30, 2001, is the result of a change in judgment about the reliability of deferred tax assets.

        Net Earnings (Loss) and Net Earnings (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had a net loss and net loss attributable to common stockholders of ($7,580,487) and ($8,622,292), respectively, for the year ended September 30, 2002, compared to a net loss and net loss attributable to common stockholders of ($5,993,387) and ($6,056,387) for the year ended September 30, 2001.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

        Revenues.    Revenues increased 57.5% to $57,026,338 for the year ended September 30, 2001 from $36,199,671 for the year ended September 30, 2000. Revenues increased primarily as a result of acquisitions.

        Gross Profit.    Gross profit increased 30.8% to $10,952,053 for the year ended September 30, 2001, from $8,372,134 for the year ended September 30, 2000, primarily as a result of increased revenues attributable to acquisitions. Gross profit as a percentage of revenues decreased to 19.2% for the year ended September 30, 2001, from 23.1% for the year ended September 30, 2000. This decrease was due to lower gross profit percentages realized by the acquired businesses as compared to our historical gross profit percentages.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses not including depreciation and amortization increased 69.3% to $12,795,770 for the year ended September 30, 2001, from $7,553,926 for the year ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenues increased to 22.4% for the year ended September 30, 2001, from 20.9% for the year ended September 30, 2000. The increases are primarily attributable to costs associated with the integration of the acquisitions, an increase in credit losses and additional management and other costs in anticipation of future growth and acquisitions.

        Loss on Impairment of Goodwill.    We periodically determine if there has been a permanent impairment of goodwill. In this connection, we recorded an impairment loss of $700,000 in the year ended September 30, 2001.

        Other Charges.    During the year ended September 30, 2001, we discontinued efforts to make certain acquisitions. We also wrote off costs we incurred in connection with various financing not obtained and costs associated with closed offices. The total of all these costs was $375,306.

        Depreciation and Amortization.    Depreciation and amortization expenses increased 115.4% to $625,864 for the year ended September 30, 2001, from $290,608 for the year ended September 30, 2000. Depreciation and amortization expenses as a percentage of revenues increased to 1.1% for the year ended September 30, 2001, from 0.8% for the year ended September 30, 2000. These increases were primarily due to the amortization of goodwill associated with acquisitions and the impact of increased capital expenditures.

        Finance Charges.    Finance charges were the amounts charged under an agreement with a factor, which was terminated on December 12, 2000. Finance charges decreased 86.5% to $61,291 for the year ended September 30, 2001, from $453,827 for the year ended September 30, 2000. As a percentage of revenues, finance charges decreased to 0.1% for the year ended September 30, 2001, from 1.3% for the year ended September 30, 2000. This decrease was due to the agreement being terminated December 12, 2000.

        Interest and Financing Costs.    Interest and financing costs increased to $1,999,246 for the year ended September 30, 2001, from $298,386 for the year ended September 30, 2000. Included in the amount for the year ended September 30, 2001, is $1,213,747, which is the portion of the discount on the beneficial conversion feature of convertible debt issued during the year and $135,374 of costs we incurred in connection with the issuance of the convertible debt. Interest and financing costs, not including these debt costs, as a percentage of revenue increased to 1.1% for the year ended September 30, 2001, from 0.8% for the year ended September 30, 2000. The increase was primarily attributable to the line of credit agreement which replaced the agreement with the factor (see "Finance Changes" above) on December 12, 2000.

        Income Taxes (Benefit).    Income tax benefit of $340,000 for the year ended September 30, 2000, is the result of the utilization of a portion of the net operating loss carryforwards. Income tax expense for the year ended September 30, 2001, is the result of a change in judgment about the realizability of deferred tax assets.

        Net Earnings (Loss) and Net Earnings (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had a net loss and net loss attributable to common stockholders of ($5,993,387) and ($6,056,387), respectively, for the year ended September 30, 2001, compared to net earnings and net earnings attributable to common stockholders of $161,322 for the year ended September 30, 2000.

Liquidity and Capital Resources

        At September 30, 2002, we had limited liquid resources. Current liabilities were $17,988,216 and current assets were $14,701,093. The difference of $3,287,123 is a working capital deficit, which is primarily the result of losses incurred during the last two years. These conditions raise substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

        Net cash used in operating activities was $3,679,332 and $2,405,464 in the years ended September 30, 2002 and 2001, respectively.

        Net cash provided by (used in) investing activities was $1,256,236 and ($2,032,021) in the years ended September 30, 2002 and 2001, respectively. The sale of our Engineering Division and sale of an investment in the year ended September 30, 2002, generated net cash proceeds of $1,709,079 and $206,631, respectively, which was used to fund operating activities. Cash used for acquisitions for the year ended September 30, 2002 and 2001, was $336,726 and $1,218,674, respectively. The balance in both periods was primarily for capital expenditures.

        Net cash provided by financing activities was $2,413,920 and $3,578,585 in the year ended September 30, 2002 and 2001, respectively. We had net borrowings of $432,536 and $2,065,156 under our line of credit in the year ended September 30, 2002 and 2001, respectively. We also received net proceeds, less redemptions, of $24,879 and $441,356 from the issuance of convertible debt in the year ended September 30, 2002 and 2001, respectively. During the years ended September 30, 2002 and 2001, we received $2,154,214 and $1,412,722, respectively, in proceeds from the issuance of our Common Stock and Preferred Stock and we redeemed $455,000 of Series B Preferred Stock in the year ended September 30, 2002. Net borrowings during the year ended September 30, 2002 include $200,000 advanced to us by Source One Personnel, Inc. ("Source One"). This loan was represented by a promissory note bearing interest at a rate of 7% per year and was made in connection with a modification of Source One's agreement to forbear from exercising remedies under promissory notes we issued to it in connection with an acquisition transaction completed in July 2001 in the principal amounts of $600,000 and $1,800,000, respectively. The $200,000 note and the $600,000 note were repaid in full on July 31, 2002 from the proceeds we received from the issuance of the Series E Preferred Stock. The $1,800,000 note is payable quarterly over a four year period which commenced in November 2001.

        Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes; investment in capital equipment; start-up expenses of new offices; expansion of services offered; workers' compensation, general liability and other insurance coverages; debt service and costs relating to other transactions such as acquisitions. Temporary employees are paid weekly.

        At various times during the years ended September 30, 2002 and 2001, we issued convertible debentures through private placements. The debentures bore interest at 6% a year, payable quarterly and had a maturity date of five years from issuance. Each debenture was convertible after 120 days from issuance into the number of shares of our common stock determined by dividing the principal amount of the debenture by the lesser of (a) 120% of the closing bid price of the common stock on the trading day immediately preceding the issuance date or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of the conversion. We had the right to prepay any of the debentures at any time at a prepayment rate that varied from 115% to 125% of the amount of the debenture depending on when the prepayment was made.

        The discount arising from the 75% beneficial conversion feature was charged to interest expense during the period from the issuance of the debenture to the earliest time at which the debenture became convertible.

        As a result of conversions of the debentures and certain transactions with the debenture holders, only $40,000 of debentures remains outstanding at September 30, 2002.

        On December 12, 2000, we entered into a loan and security agreement with a lending institution which replaced our prior factoring arrangement and provides for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. Advances under the credit agreement bear interest at a rate of prime plus one and one-half percent (1 1/2%). The credit agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock. Borrowings under the agreement are collateralized by substantially all of our assets. As of September 30, 2002, $7,739,117 was outstanding under the credit agreement.

        At September 30, 2002, we were in violation of the following covenants under the loan and security agreement:

  (i)
  Failing to meet the tangible net worth requirement;

  (ii)
  Our common stock being delisted from the Nasdaq SmallCap Market

        We have received a waiver from the lender on all of the above violations; however, advances under the credit agreement will bear interest at an additional .25 percent (1/4%) while we remain in violation.

        Holders of the 1,458,933 outstanding shares of our Series A Preferred Stock are entitled to dividends at a rate of $.21 per share per annum when and if declared by our Board of Directors in preference and priority to any payment of dividends on our common stock or any other series of our capital stock. Dividends on the Series A Preferred Stock may be paid in additional shares of Preferred Stock if the shares of common stock issuable upon the conversion of the Series A Preferred Stock have been registered for resale under the Securities Act of 1933. We are obligated to pay quarterly dividends to holders of our Series E Preferred Stock and, commencing March 2004, holders of our Series H Preferred Stock, at a rate of 6% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock. We are obligated to pay monthly dividends on our Series F Preferred Stock at a rate of 7% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock. The aggregate stated values of the Series E, Series F and Series H Preferred Stock was $1,668,300, $1,000,000 and $500,000, respectively, as of September 30, 2002. Dividends on the Series E, Series F and Series H Preferred Stock may be paid at the Company's option in shares of common stock (valued at the conversion price of the applicable class of preferred stock) if such shares have been registered for resale under the Securities Act of 1933.

        We are obligated to redeem any shares of Series A Preferred Stock outstanding on June 30, 2008 at a redemption price of $3.00 per share together with accrued and unpaid dividends. We have the option to pay the redemption price through the issuance of shares of common stock. For purposes of determining the number of shares we will be required to issue if we pay the redemption price in shares of common stock, the common stock will have a value equal to the average closing price of the common stock during the five trading days preceding the date of redemption.

        Other fixed obligations that we had as of September 30, 2002 include:

    •
    $1,403,843 under a promissory note bearing interest at 7% per annum which was issued in connection with our acquisition of Source One and which is payable in equal quarterly installments of $130,717 until its maturity date in August 2005.

    •
    $1,059,156 under a promissory note bearing interest at 6% per annum which was issued in connection with our acquisition of certain assets of PES and which is payable in equal quarterly installments of $36,770 until its maturity date in December 2011.

    •
    $80,000 under a promissory note that was due in April 2002 which bears interest at 18% per annum.

    •
    $26,000 due under promissory notes bearing interest at 6% per annum which were issued in connection with an acquisition transaction completed in January 2001 and which are past due.

    •
    $168,120 under a promissory note which bears interest at 15% per annum and which requires us to make payments of principal and interest of $8,000 per month until its maturity date in October 2004.

    •
    $215,000 under a non-interest bearing promissory note which requires us to make monthly payments of principal and interest of $13,437 and which is due in full upon the demand of the holder.

    •
    $41,000 under a demand note bearing interest at 10% per annum issued to a corporation wholly owned by the son of Joseph J. Raymond, our President and Chief Executive Officer.

    •
    $75,000 owed to Joseph J. Raymond, our Chief Executive Officer, in connection with a non-interest bearing demand loan.

    •
    $125,000 under a demand loan which bears interest at various rates.

    •
    $104,971 under promissory notes used to acquire, and secured by, motor vehicles which require aggregate monthly payments of principal and interest of $3,453 and which becomes due in full at various dates between July and August, 2005.

        All of our offices are leased through operating leases that are not included on the balance sheet. As of September 30, 2002, future minimum lease payments under lease agreements having initial terms in excess of one year were: 2003—$538,000, 2004-$239,000, 2005-$194,000, 2006—$140,000 and 2007—$137,000.

        We may be required to make certain "earnout" payments to sellers of businesses that we have acquired in recent years, including Source One, PES and Elite. The amount of these payments, if any, will depend upon the results of the acquired businesses. There were no earnout payments made in fiscal 2002.

        Source One has the right to require us to repurchase 400,000 shares of our common stock at a price of $2.00 per share at any time after July 27, 2003 and before the later of July 27, 2005 and the full payment of the outstanding note that we issued to it in connection with the acquisition transaction completed with Source One in July 2001. In addition, the holder of the $80,000 note which was due in April 2002 has the right to require us to repurchase 20,000 shares of common stock at a price of $1.00 per share plus interest at a rate of 15% per annum until the note is paid in full.

        As of September 30, 2002, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements. Stockholders' equity at that date was $3,042,683 which represented 13% of total assets.

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

        Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At June 30, 2002, our goodwill subject to amortization was approximately $3,451,000, and annual amortization of such goodwill was approximately $291,000. We will adopt SFAS No. 142 during our first fiscal quarter of fiscal 2003. Because of the extensive effort required to comply with the remaining provisions of SFAS Nos. 141 and 142, we cannot reasonably estimate the impact on its financial statements of these provisions beyond discontinuing amortization.

        In August 2001, the FASB issued SFAS No. 144, "Impairment of Long-Lived Assets". FAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 removes goodwill from its scope. FAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, or for our fiscal year ended September 30, 2003. We do not expect the adoption to have any material adverse impact on our financial position or results of our operations.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adoption of FAS 146 is dependent on our related activities subsequent to the date of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our Loan and Security Agreement with Capital Tempfunds, Inc. This credit agreement provides for a line of credit up to 85% of eligible accounts receivable, not to exceed $12,000,000. Advances under this credit agreement bear interest at a rate of prime plus one and one-half percent (1 1/2%); however, advances will bear interest at an additional .25 percent (1/4%) while we remain in violation of certain covenants.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(c) OF THE EXCHANGE ACT.

The Board of Directors and Officers

        The name and age of each the directors and the executive officers of the Company and their respective positions with the Company are set forth below. Additional biographical information concerning each of the directors and the executive officers follows the table.

Name	Age	Position
Joseph J. Raymond	67	Chairman of the Board, President and Chief Executive Officer
Michael J. Rutkin	51	Director
Harry Robert Kingston	80	Director
Donald W. Feidt	70	Director
Sanford I. Feld	74	Director
Michael A. Maltzman	54	Chief Financial Officer & Treasurer
J. Todd Raymond	34	Corporate Secretary

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

        Harry Robert Kingston has served as a Director of Stratus since November 1997. From 1977 until his retirement in 1989, he served as the President and Chief Executive Officer of MainStream Engineering Company, Inc., an engineering staffing firm located in California. From 1965 to 1968, he served as President and Partner of VIP Engineering Company, a subsidiary of CDI Corporation, a staffing and engineering services business. From 1968 to 1977, Mr. Kingston served as Vice President for CDI Corporation.

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

        J. Todd Raymond has served as Secretary of the Company since September 1997 and as General Counsel from September 1997 until March 2002. He currently serves as Secretary, Controller and General Counsel of Telx Group, Inc., a telecommunications company. From December 1994 to January 1996, Mr. Raymond was an associate and managing attorney for Pascarella & Oxley, a New Jersey general practice law firm. Prior thereto, Mr. Raymond acted as in-house counsel for Raymond & Perri, an accounting firm. From September 1993 to September 1994, Mr. Raymond was an American Trade Policy Consultant for Sekhar-Tunku Imran Holdings Sdn Berhad, a Malaysian multi-national firm. He is the nephew of Joseph J. Raymond.

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

        Based solely on the Company's review of the copies of such forms it has received, the Company believes that all of its executive officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to events or transactions during fiscal 2002, except that each of Joseph J. Raymond, Charles Sahyoun, Michael A. Maltzman, J. Todd Raymond, Sanford I. Feld and Donald W. Feidt were late in filing their Forms 4, which were due in connection with the grant of options made to such individuals in March, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table provides certain summary information regarding compensation paid by the Company during the fiscal years ended September 30, 2000, 2001 and 2002 to the Chief Executive Officer of the Company and to each of the Company's other two most highly paid executive officers who earned compensation of $100,000 or more in fiscal 2001 (together with the Chief Executive Officer, the "Named Executive Officers"):

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary($)	Bonus ($)	Number of Shares Underlying Stock Options (#)
Joseph J. Raymond	2002	49,472	—	1,750,000
Chairman and Chief Executive	2001	175,000	—	1,200,000
Officer	2000	127,855	25,900	1,102,115
Michael A. Maltzman	2002	165,000	—	300,000
Treasurer and Chief Financial	2001	165,000	—	200,000
Officer	2000	155,039	21,975	102,115
Charles Sahyoun	2002	100,000	—	50,000
Former President, Engineering Services	2001	190,577	115,000	200,000
Division (1)	2000	160,962	54,400	102,115

(1)
The Company sold its Engineering Services Division in March 2002. As a result, Mr. Sahyoun is no longer employed by the Company

Directors' Compensation

        Directors who are employees of the Company are not compensated for serving on the Board of Directors. Non-employee directors are paid a fee of $1,000 per Board of Directors or committee meeting attended in person and $500 for telephonic attendance.

Employment Agreements

        In September 1997, the Company entered into an employment agreement (the "Raymond Agreement") with Joseph J. Raymond, Chairman and Chief Executive Officer, which had an initial term that expired in September 2000. The Raymond Agreement has been extended through September 30, 2007. Pursuant to the Raymond Agreement and subsequent amendments, Mr. Raymond is entitled to a minimum annual base salary of $175,000 which is reviewed periodically and subject to such increases as the Board of Directors, in its sole discretion, may determine. During the term of the Raymond Agreement, if Stratus is profitable, Mr. Raymond is entitled to a bonus/profit sharing award equal to .4% of Stratus' gross margin, but not in excess of 100% of his base salary. If Stratus is not profitable, he is entitled to a $10,000 bonus. Mr. Raymond is eligible for all benefits made available to senior executive employees, and is entitled to the use of an automobile. In fiscal 2002, Mr. Raymond voluntarily did not take a substantial portion of his minimum annual base salary.

        In the event Stratus terminates Mr. Raymond without "Good Cause", Mr. Raymond will be entitled to severance compensation equal to 2.9 times his base salary then in effect plus any accrued and unpaid bonuses and unreimbursed expenses. As defined in the Raymond Agreement "Good Cause" shall exist only if Mr. Raymond:

  •
  willfully or repeatedly fails in any material respect to perform his obligations under the Raymond Agreement, subject to certain opportunities to cure such failure;

  •
  is convicted of a crime which constitutes a felony or misdemeanor or has entered a plea of guilty or no contest with respect to a felony or misdemeanor during his term of employment;

  •
  has committed any act which constitutes fraud or gross negligence;

  •
  is determined by the Board of Directors to be dependent upon alcohol or drugs; or

  •
  breaches confidentiality or non-competition provisions of the Raymond Agreement.

        Mr. Raymond is also entitled to severance compensation in the event that he terminates the Raymond Agreement for "Good Reason" which includes:

  •
  the assignment to him of any duties inconsistent in any material respect with his position or any action which results in a significant diminution in his position, authority, duties or responsibilities;

  •
  a reduction in his base salary unless his base salary is, at the time of the reduction, in excess of $200,000 and the percentage reduction does not exceed the percentage reduction of gross sales of Stratus over the prior twelve month period;

  •
  Stratus requires Mr. Raymond to be based at any location other than within 50 miles of Stratus' current executive office location; and

  •
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

        The Company entered into employment agreements with each of the other two (2) officers named in the Executive Compensation table set forth above. The agreement with Mr. Maltzman provides for a base salary of $165,000 per annum. The agreement with Mr. Sahyoun entitled him to an annual base salary of $200,000 and a profit sharing award equal to 10% of the Engineering Services Division's pre-tax income, but not in excess of his base salary. As of March 31, 2002, due to the sale of the Engineering Division, Mr. Sahyoun is no longer an employee of the Company. Mr. Maltzman is entitled to profit sharing awards based upon the Company's overall profitability. The agreement with Mr. Maltzman is terminable by either party at any time without cause. However, in the event that this agreement is terminated by the Company without cause or by the executive with good reason, Mr. Maltzman will be entitled to a severance payment equal to the greater of one month's salary for each year worked or three months salary. In addition, the Company will pay Mr. Maltzman any earned but unused vacation time and any accrued but unpaid profit sharing. The Company is also required to maintain insurance and benefits for Mr. Maltzman during the severance period.

Option Grants

        Shown below is further information with respect to grants of stock options in fiscal 2002 to the Named Officers by the Company which are reflected in the Summary Compensation Table set forth under the caption "Executive Compensation."

	Individual Grants
						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted(#)(1)		Percent of Total Options Granted to Employees in Fiscal Year
Name				Exercise or Base Price ($/Sh)	Expiration Date
						5%	10%
Joseph J. Raymond	1,750,000	(1)	49.1%	$.65	3/28/12	$1,852,873	$2,950,334
Michael A. Maltzman	300,000	(1)	8.4	.65	3/28/12	317,636	505,771
Charles Sahyoun	50,000	(1)	1.4	.65	3/28/12	52,939	84,295

(1)
Exercisable immediately.

Option Exercises and Fiscal Year-End Values

        Shown below is information with respect to options exercised by the Named Executive Officers during fiscal 2001 and the value of unexercised options to purchase the Company's Common Stock held by the Named Executive Officers at September 30, 2001.

			Number of Securities Underlying Unexercised Options at FY End#		Value of Unexercised In-The-Money Options at FY End($)
	Shares Acquired on Exercise(#)
		Value Realized($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph J. Raymond	—	—	3,168,782	850,000	$0	$0
Charles Sahyoun	—	—	50,000	0	0	0
Michael A. Maltzman	—	—	635,448	50,000	0	0

        No options were exercised by the Named Executive Officers during the fiscal year ended September 30, 2002.

(1)
Represents market value of shares covered by in-the-money options on September 30, 2002. The closing price of the Common Stock on such date was $.15. Options are in-the-money if the market value of shares covered thereby is greater than the option exercise price.

ITEM 12.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information, as of December 17, 2002 with respect to (a) each person who is known by the Company to be the beneficial owner (as defined in Rule 13d-3 ("Rule 13d-3") of the Securities and Exchange Act of 1934) of more than five percent (5%) of the Company's Common Stock, Series A Preferred Stock and Series F Preferred Stock and (b) the beneficial ownership of Common Stock, Series A Preferred Stock and Series F Preferred Stock by each director and each of the Company's current Executive Officers who earned in excess of $100,000 in fiscal 2002 and by all directors and executive officers as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares.

	Common Stock		Series A Preferred Stock			Series F Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class	Amount and Nature of Beneficial Ownership		% of Class	Amount and Nature of Beneficial Ownership		% of Class
Joseph J. Raymond	16,946,468	(1)	59.5%	1,458,933	(2)	100.0%	10,000	(3)	100.0%
Pinnacle Investment Partners, LP	4,179,623	(4)	29%
Artisan.com Limited	2,275,933	(5)	16.4%	1,375,933	(6)	94.3%
Cater Barnard (USA) plc	83,000	(7)	(13)	83,000	(8)	5.7%
Michael A. Maltzman	682,116	(9)	5.59%	—		—	—		—
Michael J. Rutkin	213,075	(10)	1.82%	—		—	—		—
Sanford I Feld	107,834	(11)	(14)	—		—	—		—
H. Robert Kingston	93,333	(12)	(14)	—		—	—		—
Donald W. Feidt	80,000	(13)	(14)	—		—	—		—
All Directors and Executive Officers as a Group (8)Persons) (1)(2)(3)(8)(9)(10) (11)(12) and (14)	18,237,608		66.91%	1,458,933		100.0%	10,000		100.0%

(1)
Includes 900,000 shares of Common Stock owned by Artisan.com, 1,375,933 shares of Common Stock issuable upon the conversion, at the holder's option, of an equal number of shares of Series A Preferred Stock owned by Artisan.com and 83,000 shares of Common Stock issuable upon the conversion, at the holder's option, of an equal number of shares of Series A Preferred Stock owned by Cater Barnard U.S.A. All of such shares are subject to proxies granted by Artisan.com and Cater Barnard U.S.A. which give Joseph J. Raymond the right to vote these shares until July 2004, provided that he remains Chairman of the Company's Board of Directors. Also includes (i) 10,000,000 shares of Common Stock issuable as of December 17, 2002, upon conversion of 10,000 shares of Series F Preferred Stock held by a corporation of which Mr. Raymond is sole owner; (ii) 1,066,667 shares of Common Stock issuable as of December 17, 2002, upon conversion of 1,600 shares of Series E Preferred Stock, assuming a conversion price of $.15; and (iii) 3,193,782 shares of Common Stock subject to options which are currently exercisable or may become exercisable within 60 days of December 17, 2002. Excludes 850,000 shares of Common Stock subject to options which are not vested or exercisable within 60 days of December 17, 2002.

(2)
These shares are held by Artisan.com (1,375,933 shares) and Cater Barnard (83,000 shares). Each of Artisan.com and Cater Barnard has granted Mr. Raymond a proxy to vote these shares as described in Note 1 above.

(3)
These shares are owned directly by Mr. Raymond.

(4)
Includes 2,764,290 shares of Common Stock and 1,955,333 shares of Common Stock, issuable upon conversion of 2,933 shares of Series E Preferred Stock, assuming a conversion price of $.15.

(5)
Includes 1,375,933 shares of Common Stock issuable upon conversion, at the holder's option, of an equal number of shares of Series A Preferred Stock. Artisan.com Limited has granted Joseph J. Raymond a proxy to vote these shares as described in Note 1 above.

(6)
Artisan.com Limited has granted Joseph J. Raymond a proxy to vote these shares as described in Note 1 above.

(7)
Represents 83,000 shares of Common Stock issuable upon the conversion, at the holder's option, of an equal number of shares of Series A Preferred Stock. Cater Barnard (USA) plc has granted Joseph J. Raymond a proxy to vote these shares as described in Note 1 above. Stephen Dean is the Chairman and a significant shareholder of each of the parent company of Artisan.com Limited and the parent company of Cater Barnard (USA) plc.

(8)
Cater Barnard (USA) plc has granted Joseph J. Raymond a proxy to vote these shares as described in Note 1 above.

(9)
Includes 635,448 shares subject to currently exercisable stock options. Excludes 50,000 shares subject to options that are not vested or exercisable within 60 days of December 17, 2002.

(10)
Includes 30,000 shares held by the children of Michael Rutkin, living in his household and 10,000 shares held by his wife.

(11)
Includes 49,167 shares subject to currently exercisable stock options and warrants.

(12)
Includes 60,000 shares subject to currently exercisable options.

(13)
Includes 60,000 shares subject to currently exercisable options.

(14)
Shares beneficially owned do not exceed 1% of the Company's outstanding Common Stock.

(15)
Includes 114,782 shares of Common Stock that are beneficially owned by J. Todd Raymond, the Company's Corporate Secretary, including 88,782 shares subject to currently exercisable options.

Securities Authorized for Issuance under Equity Compensation Plans

        The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2002, were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,596,349	$1.24	2,403,651	(1)
Equity compensation plans not approved by security holders (2)	1,660,000	4.16	0
Total	6,256,349	2.01	2,403,651

(1)
Our equity incentive plans provide for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock options, stock appreciation rights, restricted stock and deferred stock, and in lieu of cash compensation.

(2)
Represents shares subject to options granted to certain officers pursuant to employment agreements and individual stock option agreements, including (a) options with respect to 1,000,000 shares granted to Joseph J. Raymond which expire in January 2010 and which become exercisable only if we achieve earnings of $1.00 per share in a fiscal year and options with respect to 50,000 shares granted to Joseph J. Raymond which expire in April, 2010, and (b) options with respect to 83,333 shares granted to Michael A Maltzman which expire in September, 2007, options with respect to 26,667 shares granted to J. Todd Raymond, which expire in September, 2007, and options with respect to 50,000 shares granted to Charles Sahyoun which expire in March, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

        Jeffrey J. Raymond, the son of Joseph J. Raymond, our Chairman and Chief Executive Officer, serves as a consultant to us pursuant to an agreement which requires him to supervise the collection of certain accounts receivable, to use his best efforts to maintain relationships with certain clients and to assist in due diligence investigations of acquisitions of other companies. Total consulting fees paid to Jeffrey Raymond were $125,000 in fiscal 2002.

        During the fiscal year 2002, we paid consulting fees of $141,000 to RVR Consulting, Inc., a corporation of which Joseph J. Raymond, Jr., the son of Joseph J. Raymond, our Chairman and Chief Executive Officer, is an officer and 100% stockholder.

        In November 2000, we formed the Stratus Technology Services, LLC joint venture ("STS") with Fusion Business Services, LLC. Jamie Raymond, son of Joseph J. Raymond, Chairman and CEO, is the managing member of STS and Fusion, which owns a 50% interest in Stratus Technology Services, LLC.

        During the year ended September 30, 2002, we sold 177,722 shares of our common stock in private placements to a relative of the Chief Executive Officer at prices approximating the then current market of $.87 to $.93 per share, for total gross proceeds of $156,833. During the year ended September 30, 2002, we sold 382,999 shares of our common stock in private placements to relatives of our Chief Executive Officer at prices approximating the then current market of $.93 to $1.43 per share, for total gross proceeds of $410,000, less expenses of $5,958.

        In March 2002, Transworld Management Services, Inc. ("Transworld"), the holder of a $160,000 promissory note previously issued by us, exchanged the note for 32,000 shares of Series B Preferred Stock. Joseph J. Raymond, Sr., our Chairman and Chief Executive Officer, holds a 100% interest in Transworld. On July 19, 2002, Transworld entered into an Exchange Agreement with us, whereby it exchanged its 32,000 shares of Series B Preferred Stock, waiving all accrued dividends and penalties, in exchange for 1,600 shares of Series E Preferred Stock.

        In January 2002, we transferred the assets of our Engineering Services Division to SEP, LLC, a New Jersey limited liability company of which we were the sole owner. At the same time, we transferred a thirty percent (30%) interest in SEP, LLC to Charles Sahyoun, the President of the Engineering Services Division. We transferred this thirty percent (30%) interest in SEP, LLC in consideration of (i) Mr. Sahyoun's agreement to cancel options to acquire 385,448 shares of our Common Stock having exercise prices ranging from $1.10 to $6.00 per share, (ii) in recognition of his contributions to the development of the business of the Engineering Services Division, (iii) in recognition of the significant role he played in arranging and negotiating the sale of the Engineering Services Division, (iv) in consideration of his agreement to guaranty a certain level of contingent payments from the purchaser and to indemnify us in the event we sustain losses attributable to breaches of certain representations and warranties contained in the Asset Purchase Agreement pursuant to which we sold the Engineering Services Division or our obligation to indemnify the purchaser for losses and damages arising out of certain events prior to the closing of the sale, (v) in consideration of his agreement to enter into a non-compete agreement with the purchaser and (vi) to accommodate the purchaser's requirement that Mr. Sahyoun have an interest in the contingent portion of the consideration payable by the purchaser for the assets sold.

        Pursuant to an Allocation and Indemnity Agreement entered into by us, Mr. Sahyoun and Sahyoun Holdings LLC (a company wholly-owned by Mr. Sahyoun and to which he transferred his interest in SEP, LLC), Sahyoun Holdings LLC received $440,000 of the $2,200,000 payment made by the purchaser at the closing of the sale of the Engineering Services Division and all but $250,000 of a payment made in June 2002 that was based upon the purchaser's profit during the six months ended June 30, 2002. Sahyoun Holdings LLC is entitled to all but $250,000 of a payment due from the purchaser in 2003, the total amount of which will be equal to $1 million plus or minus the amount by which the purchaser's profit for the six (6) months ending December 31, 2002 is greater or less than

$600,000. Sahyoun Holdings LLC will be entitled to the entire amount of five (5) annual payments required to be made by the purchaser that will be based upon a multiple of the annual successive increases, if any, in the purchaser's profit during the five (5) year period beginning on January 1, 2003 and ending December 31, 2007.

        In April 2002, Sahyoun Holdings LLC advanced $200,000 in cash to us in exchange for our short-term ninety (90) day demand note in the amount of $250,000. We repaid the $250,000 note from our share of the payment made by the purchaser of the Engineering Services Division in June 2002. Sahyoun Holdings LLC and Mr. Sahyoun have guaranteed the payment of $250,000 by the purchaser which is due to us in January 2003; however, in December 2002, we agreed with Mr. Sahyoun to offset the $250,000 due to us in January 2003 against $250,000 of accrued commissions owed to Mr. Sahyoun.

        On July 30, 2002, the Company's President and CEO, Joseph J. Raymond, Sr., invested $1,000,000 of his personal funds in the Company in exchange for 10,000 shares of the Company's newly created Series F Preferred Stock, with a stated value of $100 per share.

        At various times throughout our history, we have borrowed funds from Joseph J. Raymond, our Chairman and CEO. As of September 30, 2002, we owed $75,000 to Mr. Raymond pursuant to a non-interest bearing promissory note which is due on demand.

        In fiscal 2002, Joseph J. Raymond, Jr., the son of our Chief Executive Officer, loaned us $41,000. The loan is represented by a $41,000 promissory note bearing interest at 10% a year which is due upon demand.

        In July 2002, Pinnacle Investment Partners, LP ("Pinnacle"), a beneficial owner of more than 5% of our Common Stock exchanged 140,300 shares of our Series B Preferred Stock for 7,433 shares of our Series E Preferred Stock. Pinnacle has since converted 4,500 shares of Series E Preferred Stock into 4,719,623 shares of Common Stock and continues to hold 2,933 shares of Series E Preferred Stock, which, if converted, assuming a conversion price of $.15 per share, could result in the issuance of an additional 1,955,333 shares of Common Stock to Pinnacle.

        In September 2002, Pinnacle acquired 5,000 shares of our Series H Preferred Stock for an aggregate purchase price of $500,000.

ITEM 14.    CONTROLS AND PROCEDURES

        As required by Rule 13d-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designated to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Page
(a)	Financial statements and financial statement schedules. Reference is made Schedule to Index of Financial Statements and Financial Statement s hereinafter contained.	F-1
(b)	Reports on Form 8-K
On September 27, 2002, the Company filed a Report on Form 8-K to reflect a reclassification of its year end financial statements which was necessitated by the filing of a Form S-1 Registration Statement on September 27, 2002. Due to the filing of the S-1 Registration Statement and because the Company had discontinued a business segment previously disclosed in the April 4, 2002 Form 8-K, the Company was required to retroactively restate the financial statements contained in its Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001, to reflect the discontinued operations in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."
On November 26, 2002, the Company filed a report on Form 8-K to report the completion of its acquisition of six (6) offices of Elite Personnel Services, Inc., which excluded certain financial statements and pro forma financial information not available at the time of filing.
(c)	Exhibits
Number	Description
2.1	Asset Purchase Agreement, dated July 9, 1997, among Stratus Services Group, Inc. and Royalpar Industries, Inc., Ewing Technical Design, Inc., LPL Technical Services, Inc. and Mainstream Engineering Company, Inc., as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of July 29, 1997. (1)
2.2	Asset Purchase Agreement, effective January 1, 1999, by and between Stratus Services Group, Inc. and B&R Employment Inc. (1)
2.3	Asset Purchase Agreement, dated June 16, 2000, by and between Stratus Services Group, Inc. and Outsource International of America, Inc. (5)
2.4	Asset Purchase Agreement, dated October 13, 2000, by and between Stratus Services Group, Inc. and Outsource International of America, Inc. (6)
2.5	Asset Purchase Agreement, dated January 2, 2001, by and between Stratus Services Group, Inc. and Cura Staffing Inc. and Professional Services, Inc. (15)
2.6	Asset Purchase Agreement, dated July 27, 2001, by and between Stratus Services Group, Inc. and Source One Personnel, Inc. (8)
2.7	Asset Purchase Agreement, dated December 27, 2001, by and between Stratus Services Group, Inc. and Provisional Employment Solutions, Inc. (9)
2.8
Asset Purchase Agreement, dated as of January 24, 2002 among Stratus Services Group, Inc., Charles Sahyoun, Sahyoun Holdings, LLC and SEA Consulting Services Corporation. Information has been omitted from the exhibit pursuant to an order granting confidential treatment.(16)
2.9	Asset Purchase Agreement dated as of March 4, 2002, by and among Wells Fargo Credit, Inc. and Stratus Services Group, Inc. (22)

2.10	Asset Purchase Agreement dated November 19, 2002, by and between Stratus Services Group, Inc. and Elite Personnel Services, Inc. (23)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.1.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (10)
3.1.2	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock. (14)
3.1.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock. (14)
3.1.4	Certificate of Designation, Preferences and Rights of Series E Preferred Stock. (21)
3.1.5	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series E Preferred Stock. (21)
3.1.6	Certificate of Designation, Preferences and Rights of Series F Preferred Stock. (21)
3.1.7	Certificate of Designation, Preferences and Rights of Series H Preferred Stock (filed herewith).
3.2	By-Laws of the Registrant. (2)
4.1.1	Specimen Common Stock Certificate of the Registrant. (1)
4.1.2	Form of 6% Convertible Debenture. (11)
4.1.3	Specimen Series A Preferred Stock Certificate of the Registrant. (14)
4.1.4	Agreement dated as of June 26, 2001 between Stratus Services Group, Inc. and Artisan (UK) plc. (10)
4.1.5	Subscription Agreement dated as of June 26, 2001 between Stratus Services Group, Inc. and Artisan.com Limited. (10)
4.1.8	Specimen Series E Stock Certificate of Registrant. (21)
4.1.9	Specimen Series F Stock Certificate of Registrant. (21)
4.1.10	Exchange Agreement between Pinnacle Investment Partners, LP and the Registrant. (21)
4.1.11	Exchange Agreement between Transworld Management Services, Inc. and the Registrant. (21)
4.1.12	Stock Purchase Agreement between Joseph J. Raymond, Sr., and the Registrant regarding Series F Preferred Stock. (21)
4.1.13	Specimen Series H Stock Certificate of Registrant. (filed herewith)
4.1.14	Securities Purchase Agreement between Pinnacle Investment Partners, LP and the Registrant regarding the Series H Preferred Stock. (filed herewith)
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
4.2.4	Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Peter DiPasqua, Jr. and Stratus Services Group, Inc. (1)
4.2.5	Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated December 2, 1998, between Shlomo Appel and Stratus Services Group, Inc. (1)
4.2.6	Form of Underwriter's Warrant Agreement, including form of warrant certificate. (7)
4.2.7	Warrant for the Purchase of common stock dated as of December 4, 2000 issued to May Davis Group, Inc. (13)
4.2.8	Warrant for the Purchase of common stock dated as of December 4, 2000 issued to Hornblower & Weeks, Inc. (13)
4.2.9	Warrant for the Purchase of common stock dated as of December 12, 2001 issued to International Capital Growth. (15)
4.2.10	Warrant for the Purchase of Common Stock dated as of April 9, 2002 issued to CEOCast. (21)
4.2.11	Warrant for the Purchase of Common Stock dated as of October 17, 2001 issued to Stetson Consulting. (22)
9.1.1	Voting proxy agreement between Artisan (UK) plc, Stratus Services Group, Inc. and Joseph J. Raymond, Sr. (17)
10.1.1	Employment Agreement dated September 1, 1997, between Stratus Services Group, Inc. and Joseph J. Raymond. (1)
10.1.6	Executive Employment Agreement dated September 1, 1997 between Stratus Services Group, Inc. and Michael A. Maltzman. (1)
10.1.7	Consulting Agreement, dated as of August 11, 1997, between Stratus Services Group, Inc. and Jeffrey J. Raymond. (1)
10.1.8	Non-Competition Agreement, dated June 19, 2000 between Stratus Services Group, Inc. and Outsource International of America, Inc. (5)
10.1.9	Non-Competition Agreement, dated October 27, 2000 between Stratus Services Group, Inc. and Outsource International of America, Inc. (6)
10.1.10	Option to purchase 1,000,000 shares of Stratus Services Group, Inc. Common Stock issued to Joseph J. Raymond. (11)
10.1.11	Option to purchase 500,000 shares of Stratus Services Group, Inc. Common Stock issued to Joseph J. Raymond. (19)
10.1.12	Option to purchase 1,750,000 shares of Stratus Services Group, Inc. Common Stock issued to Joseph J. Raymond. (19)
10.1.13	Non-Competition Agreements dated December 1, 2002 between Stratus Services Group, Inc. and each of Elite Personnel Services, Inc. and Bernard Freedman. (23)

10.1.14	Employment Agreement dated December 1, 2002 between Stratus Services Group, Inc. and Bernard Freedman. (23)
10.2.1	Lease, effective October 1, 2002, for offices located at 500 Craig Road, Manalapan, New Jersey 07726 (22)
10.3.1	Loan and Security Agreement, dated December 8, 2000, between Capital Tempfunds, Inc. and Stratus Services Group, Inc. (11)
10.4.2	Promissory Note and Security Agreement in the amount of $400,000, dated as of June 19, 2000, issued by Stratus Services Group, Inc. to Outsource International of America, Inc.(5)
10.4.3	Promissory Note in the amount of $100,000, dated as of June 19, 2000, issued by Stratus Services Group, Inc. to Outsource International of America, Inc.(5)
10.4.4	Promissory Note and Security Agreement in the amount of $75,000, dated as of October 27, 2000, issued by Stratus Services Group, Inc. to Outsource International of America, Inc.(6)
10.4.5	Promissory Note and Security Agreement in the amount of $600,000, dated as of July 27, 2001, issued by Stratus Services Group, Inc. to Source One Personnel, Inc. (8)
10.4.6	Promissory Note and Security Agreement in the amount of $1.8 million, dated as of July 27, 2001, issued by Stratus Services Group, Inc. to Source One Personnel, Inc. (8)
10.4.7	Promissory Note in the amount of $1,264,000 dated as of December 1, 2002, issued by Stratus Services Group, Inc. to Elite Personnel Services, Inc. (23)
10.5.1	Registration Rights Agreement, dated August, 1997, by and among Stratus Services Group, Inc. and AGR Financial, L.L.C. (1)
10.5.2	Registration Rights Agreement, dated August 1997, by and among Stratus Services Group, Inc. and Congress Financial Corporation (Western).(1)
10.5.3	Form of Registration Rights Agreement, dated December 4, 2000, by and among Stratus Services Group, Inc. and purchasers of the Stratus Services Group, Inc. 6% Convertible Debenture. (11)
10.5.4	Registration Rights Agreement, dated as of December 4, 2000, between Stratus Services Group, Inc., May Davis Group, Inc., Hornblower & Weeks, Inc. and the other parties named therein. (13)
10.6.1	Stock Purchase and Investor Agreement, dated August 1997, by and between Stratus Services Group, Inc. and Congress Financial Corporation (Western).(1)
10.6.2	Stock Purchase and Investor Agreement, dated August 1997, by and among Stratus Services Group, Inc. and AGR Financial, L.L.C. (1)
10.6.3	Form of Securities Purchase Agreement, dated December 4, 2000 by and between Stratus Services Group, Inc. and purchasers of the Stratus Services Group, Inc. 6% Convertible Debenture. (11)
10.7.1	1999 Equity Incentive Plan (1)
10.7.2	2000 Equity Incentive Plan (11)
10.7.3	2001 Equity Incentive Plan (12)

10.7.4	2002 Equity Incentive Plan (19)
10.7.5	Form of Option issued under 1999 Equity Incentive Plan. (19)
10.7.6	Form of Option issued under 2000 Equity Incentive Plan. (19)
10.7.7	Form of Option issued under 2001 Equity Incentive Plan. (19)
10.7.8	Form of Option issued under 2002 Equity Incentive Plan. (19)
10.8	Debt to Equity Conversion Agreement by and between Stratus Services Group, Inc. and B&R Employment, Inc. (3)
10.8.1	Amendment to Debt to Equity Conversion Agreements by and between Stratus Services Group and B&R Employment, Inc. (2)
10.8.2	Forbearance Agreement dated January 24, 2002 between Stratus Services Group, Inc. and Source One Personnel. (20)
10.8.3	Modification of Forbearance Agreement dated June 4, 2002 between Stratus Services Group, Inc. and Source One Personnel, together with Exhibits thereto. (21)
10.10	Allocation and Indemnity Agreement dated as of January 24, 2002 among the Company, Charles Sahyoun and Sahyoun Holdings, LLC. (20)
10.11	Letter Agreement dated April 15, 2002 between Stratus Services Group, Inc., Sahyoun Holdings, LLC and Joseph J. Raymond, Sr. amending the Allocation and Indemnity Agreement dated April 18, 2002. (17)
10.12	Exchange Agreement dated March 11, 2002 by and between Transworld Management Services, Inc. and Stratus Services Group, Inc. (22)
10.13	Securities Purchase Agreement dated March 11, 2002, by and between Pinnacle Investment Partners, LP and Stratus Services Group, Inc. (22)
21	Subsidiaries of Registrant. (15)
23.1	Consent of Amper, Politzner & Mattia, P.C., Independent Accountants. (filed herewith)
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Footnote 1	Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on September 3, 1999.
Footnote 2	Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 6 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on February 1, 2000.
Footnote 3	Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 3 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on December 17, 1999.

Footnote 4	Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 7 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on March 17, 2000.
Footnote 5	Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the Securities and Exchange Commission on June 30, 2000
Footnote 6	Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the Securities and Exchange Commission on November 3, 2000
Footnote 7	Incorporated by reference to Exhibit 1.2 filed with Amendment No. 5 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on February 11, 2000.
Footnote 8	Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the Securities and Exchange Commission on August 9, 2001.
Footnote 9	Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2002.
Footnote 10	Incorporated by reference to Exhibit 3 filed with Form 10-Q for the Quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001.
Footnote 11	Incorporated by reference to similarly number Exhibits to the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on December 29, 2000.
Footnote 12	Incorporated by reference to similarly numbered Exhibits filed with the Company's Registration Statement on Form S-1 (Registration Statement No. 333-55312) as filed with the Securities and Exchange Commission on February 9, 2001.
Footnote 13	Incorporated by reference to the similarly numbered Exhibits to the Company's Form S-1/A, as filed with the Securities and Exchange Commission on April 11, 2001.
Footnote 14	Incorporated by reference to the Exhibits to the Company Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2002.
Footnote 15	Incorporated by reference to similarly numbered Exhibits filed with the Registrant's Form 10-K for the fiscal year ended September 30, 2001, and filed with the Securities and Exchange Commission on January 25, 2002.
Footnote 16	Incorporated by reference to similarly numbered Exhibits filed with the Registrant's Form 10-K/A for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission on March 5, 2002.
Footnote 17	Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002.
Footnote 18	Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2002.
Footnote 19	Incorporated by reference to the Exhibits to the Company's Form S-8, as filed with the Securities and Exchange Commission on September 17, 2002.
Footnote 20	Incorporated by reference to the similarly numbered Exhibits to the Company's Form 10-K, as filed with the Securities and Exchange Commission on January 25, 2002, as amended by the Company's Form 10-K/A, as filed with the Securities and Exchange Commission on March 5, 2002.
Footnote 21	Incorporated by reference to the Company's 10-Q, for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
Footnote 22	Incorporated by reference to the similarly numbered Exhibits filed with the Company's Registration Statement on Form S-1 (Registration Statement No. 333-100149) as filed with the Securities and Exchange Commission on September 27, 2002.
Footnote 23	Incorporated by reference to Exhibits to the Company's Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

STRATUS SERVICES GROUP, INC.
By:	/s/ JOSEPH J. RAYMOND Joseph J. Raymond Chairman of the Board of Directors, President and Chief Executive Officer
Date: December 23, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH J. RAYMOND Joseph J. Raymond	Chairman, Chief Executive Officer (Principal Executive Officer)	December 23, 2002
/s/ MICHAEL A. MALTZMAN Michael A. Maltzman	Vice President and Chief Financial Officer (Principal Financing and Accounting Officer)	December 23, 2002
/s/ MICHAEL J. RUTKIN Michael J. Rutkin	Director	December 23, 2002
/s/ H. ROBERT KINGSTON H. Robert Kingston	Director	December 23, 2002
/s/ SANFORD I. FELD Sanford I. Feld	Director	December 23, 2002
/s/ DONALD W. FEIDT Donald W. Feidt	Director	December 23, 2002

CERTIFICATION

I, Joseph J. Raymond, certify that:

1.
I have reviewed this annual report on Form 10-K for the fiscal year ended September 30, 2002 of Stratus Services Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: December 23, 2002	/s/ JOSEPH J. RAYMOND Joseph J. Raymond Chairman and Chief Executive Officer

CERTIFICATION

I, Michael A. Maltzman, certify that:

1.
I have reviewed this annual report on Form 10-K for the fiscal year ended September 30, 2002 of Stratus Services Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: December 23, 2002	/s/ MICHAEL A. MALTZMAN Michael A. Maltzman Vice President and Chief Financial Officer

STRATUS SERVICES GROUP, INC.
INDEX TO FINANCIAL STATEMENTS

As of September 30, 2002 and 2001
and for the Years Ended September 30, 2002, 2001 and 2000

Page(s) No.
Independent Auditors Report	F-2
Financial Statements
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Cash Flows	F-5
Statements of Stockholders' Equity	F-7
Statements of Comprehensive Income	F-9
Notes to Financial Statements	F-10 to F-35

Independent Auditors' Report

To the Stockholders of
Stratus Services Group, Inc.

        We have audited the accompanying balance sheets of Stratus Services Group, Inc. as of September 30, 2002 and 2001, and the related statements of operations, stockholders' equity, cash flows and comprehensive income for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratus Services Group, Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 1 to the financial statements, the Company's substantial net losses and accumulated deficit raise considerable doubt as to the Company's ability to continue operations. The financial statements do not include any adjustments regarding this uncertainty.

/s/ AMPER, POLITZINER & MATTIA, P.C. AMPER, POLITZINER & MATTIA, P.C.

December 17, 2002
Edison, New Jersey

STRATUS SERVICES GROUP, INC.
Balance Sheets

	September 30,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$162,646	$171,822
Accounts receivable—less allowance for doubtful accounts of $1,742,000 and $551,000	9,179,543	8,540,112
Unbilled receivables	2,065,972	1,566,417
Other receivables	250,000	—
Prepaid insurance	2,709,331	1,436,278
Investment	—	1,166,046
Prepaid expenses and other current assets	333,601	77,146
Net assets of discontinued Engineering Division	—	199,610

	14,701,093	13,157,431
Property and equipment, net of accumulated depreciation	1,281,817	1,427,216
Intangible assets, net of accumulated amortization	7,887,727	7,078,428
Deferred financing costs, net of accumulated amortization	5,768	454,878
Other assets	154,991	150,205

	$24,031,396	$22,268,158

Liabilities and Stockholders' Equity
Current liabilities
Loans payable (current portion)	$580,830	$347,289
Notes payable—acquisitions (current portion)	578,040	1,110,726
Line of credit	7,739,117	7,306,581
Cash overdraft	731,501	—
Insurance obligation payable	128,075	549,460
Accounts payable and accrued expenses	5,472,696	3,421,796
Accrued payroll and taxes	1,828,629	1,461,738
Payroll taxes payable	929,328	306,230

	17,988,216	14,503,820
Loans payable (net of current portion)	217,965	291,243
Notes payable—acquisitions (net of current portion)	1,919,532	1,403,847
Convertible debt	40,000	1,125,399

	20,165,713	17,324,309
Series A voting redeemable convertible preferred stock, $.01 par value, 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $39,000)	—	2,792,000
Temporary equity—put options	823,000	869,000
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	—	—
Series A voting redeemable convertible preferred stock, $.01 par value, 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $345,376 and $— 0-)	3,293,376	—
Series E non-voting convertible preferred stock, $.01 par value, 16,683 and -0- shares issued and outstanding, liquidation preference of $1,668,300 (including unpaid dividends of $20,000 and $— 0-)	1,485,947	—
Series F voting convertible preferred stock, $.01 par value, 10,000 and -0- shares issued and outstanding, liquidation preference of $1,000,000	1,000,000	—
Series H non-voting convertible preferred stock, $.01 par value, 5,000 and -0- shares issued and outstanding, liquidation preference of $500,000	500,000	—
Common stock, $.01 par value, 25,000,000 shares authorized; 11,522,567 and 8,217,764 shares issued and outstanding	115,226	82,178
Additional paid-in capital	12,626,733	11,992,685
Accumulated deficit	(15,978,599)	(9,592,014)
Accumulated other comprehensive loss	—	(1,200,000)

Total stockholders' equity	3,042,683	1,282,849

	$24,031,396	$22,268,158

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.
Statements of Operations

	Years Ended September 30,
	2002	2001	2000
Revenues	$73,040,408	$57,026,338	$36,199,671
Cost of revenues	61,520,008	46,074,285	27,827,547

Gross profit	11,520,400	10,952,053	8,372,124
Selling, general and administrative expenses	14,508,207	13,421,634	7,844,534
Loss on impairment of goodwill	400,000	700,000	—
Other charges	140,726	375,306	—

Operating earnings (loss) from continuing operations	(3,528,533)	(3,544,887)	527,590

Other income (expenses)
Finance charges	—	(61,291)	(453,827)
Interest and financing costs	(1,975,932)	(1,999,246)	(298,386)
(Loss) on sale of investment	(2,159,415)	—	—
Other income (expense)	83,398	(47,963)	45,944

	(4,051,949)	(2,108,500)	(706,269)

Earnings (loss) from continuing operations before income taxes	(7,580,482)	(5,653,387)	(178,678)
Income taxes (benefit)	—	340,000	(340,000)

Earnings (loss) from continuing operations	(7,580,482)	(5,993,387)	161,322
Discontinued operations—earnings (loss) from discontinued Engineering Division	(565,159)	145,930	884,588
Gain on sale of Engineering Division	1,759,056	—	—

Net earnings (loss)	(6,386,585)	(5,847,457)	1,045,910
Dividends and accretion on preferred stock	(1,041,810)	(63,000)	—

Net earnings (loss) attributable to common stockholders	$(7,428,395)	$(5,910,457)	$1,045,910

Basic:
Earnings (loss) from continuing operations	$(.82)	$(1.01)	$.03
Earnings from discontinued operations	.12	.02	.18

Net earnings (loss)	$(.70)	$(.99)	$.21

Diluted:
Earnings (loss) from continuing operations	$(.82)	$(1.01)	$.03
Earnings from discontinued operations	.12	.02	.17

Net earnings (loss)	$(.70)	$(.99)	$.20

Weighted average shares, outstanding per common share
Basic	10,555,815	5,996,134	4,931,914
Diluted	10,555,815	5,996,134	5,223,508

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.
Statements of Cash Flows

	Years Ended September 30,
	2002	2001	2000
Cash flows from operating activities
Net earnings (loss) from continuing operations	$(7,580,482)	$(5,993,387)	$161,322
Net earnings from discontinued operations	1,193,897	145,930	884,588
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	510,059	409,860	175,419
Amortization	565,427	359,134	191,710
Provision for doubtful accounts	1,658,000	661,000	122,500
Loss on impairment of goodwill	400,000	700,000	—
Deferred financing costs amortization	405,471	209,897	—
Loss on sale of investment	2,159,415	—	—
Loss on extinguishments of convertible debt	(3,277)	70,560	—
Accrued penalties on Series B Convertible Preferred Stock	28,080	—	—
Gain on sale of Engineering Division	(1,759,056)	—	—
Deferred taxes	—	340,000	(340,000)
Interest expense amortization for the intrinsic value of the beneficial conversion feature of convertible debentures	104,535	1,146,463	—
Imputed interest	—	—	57,652
Accrued interest	106,687	64,410	41,522
Compensation—stock options	—	67,900	46,800
Changes in operating assets and liabilities
Due from factor/accounts receivable	(2,796,986)	(2,347,247)	(2,938,890)
Prepaid insurance	(1,273,053)	(1,003,604)	(175,461)
Prepaid expenses and other current assets	(26,455)	201,023	(262,261)
Other assets	(5,111)	(65,652)	19,593
Insurance obligation payable	(421,385)	182,360	114,214
Accrued payroll and taxes	366,891	356,375	171,028
Payroll taxes payable	623,098	(106,283)	186,281
Accounts payable and accrued expenses	2,064,913	2,195,797	(80,469)

Total adjustments	2,707,253	3,441,993	(2,670,362)

	(3,679,332)	(2,405,464)	(1,624,452)

Cash flows (used in) investing activities
Purchase of property and equipment	(322,748)	(755,801)	(780,975)
Proceeds from sale of investment	206,631	—	—
Payments for business acquisitions	(336,726)	(1,218,674)	(1,053,868)
Net proceeds from sale of Engineering Division	1,709,079	—	—
Costs incurred in connection with investment	—	(17,046)	—
Loans receivable	—	(40,500)	(120,500)

	1,256,236	(2,032,021)	(1,955,343)

Cash flows from financing activities
Proceeds from initial public offering	—	—	6,034,169
Proceeds from issuance of common stock	222,083	1,412,772	—
Proceeds from issuance of preferred stock	1,932,131	—	—
Proceeds from loans payable	1,729,898	255,000	1,125,000
Payments of loans payable	(1,073,440)	(70,180)	(1,457,624)
Payments of notes payable — acquisitions	(1,117,001)	(320,394)	(1,164,100)
Net proceeds from line of credit	432,536	2,065,156	—
Net proceeds from convertible debt	327,775	2,664,239	—
Redemption of convertible debt	(302,896)	(2,222,883)	—
Proceeds from temporary equity—put options	—	60,000	—
Cash overdraft	731,501	—	—
Cost in connection with common stock issued for acquisition	(2,000)	—	—
Redemption of preferred stock	(455,000)	—	—
Purchase of treasury stock	—	(265,125)	(350,000)
Dividends paid	(11,667)	—	—

	2,413,920	3,578,585	4,187,445

Net change in cash and cash equivalents	(9,176)	(858,900)	607,650
Cash and cash equivalents—beginning	171,822	1,030,722	423,072

Cash and cash equivalents—ending	$162,646	$171,822	$1,030,722

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.
Statements of Cash Flows - Continued

	Years Ended September 30,
	2002	2001	2000
Supplemental disclosure of cash paid
Interest	$1,937,930	$739,872	$201,718
Schedule of Non-cash Investing and Financing Activities
Fair value of assets acquired	$1,816,727	$4,568,674	$1,548,097
Less: cash paid	(336,727)	(1,218,674)	(1,048,097)
Less: common stock and put options issued	(380,000)	(800,000)	—

Liabilities assumed	$1,100,000	$2,550,000	$500,000

Issuance of common stock in exchange for notes payable	$—	$—	$1,000,000

Purchase of property and equipment for notes	$—	$—	$163,836

Purchase of treasury stock in exchange for loans	$—	$402,000	$—

Issuance of common stock in exchange for investment	$—	$61,000	$—

Issuance of common stock upon conversion of convertible debt	$736,003	$542,500	$—

Issuance of Series B Preferred Stock in exchange for convertible and other debt	$1,016,499	$—	$—

Issuance of Series E Preferred Stock in exchange for Series B Preferred Stock	$875,210	$—	$—

Issuance of common stock in exchange for accounts payable and accrued expenses	$59,000	$—	$—

Issuance of warrants for fees	$55,000	$—	$—

Issuance of preferred stock in exchange for investment	$—	$1,592,000	$—

Issuance of preferred stock for fees in connection with private placement ($410,000) and investment ($727,000)	$—	$1,137,000	$—

Issuance of common stock for fees in connection with private placement and investment	$—	$30,000	$—

Cumulative dividends and accretion on preferred stock	$1,030,143	$63,000	$—

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.
Statement of Stockholders' Equity

		Common Stock		Preferred Stock					Accumulated Other Comprehensive Loss
						Treasury Stock	Additional Paid-In Capital	Deferred Compensation		Accumulated Deficit
	Total	Amount	Shares	Amount	Shares
Balance—September 30, 1999	$(3,011,665)	$42,725	4,272,470	$—	$—	$1,850,777	$(114,700)	$—	$—	$(4,790,467)
Net earnings	1,045,910	—	—	—	—	—	—	—	—	1,045,910
Compensation expense in connection with stock options granted (no tax effect)	46,800	—	—	—	—	—	—	46,800	—	—
Issuance of common stock in exchange for notes payable	1,000,000	1,933	193,333	—	—	—	998,067	—	—	—
Proceeds from the initial public offering of common stock (net of costs of ($1,869,660)	5,930,340	13,000	1,300,000	—	—	—	5,917,340	—	—	—
Transfer from temporary equity	2,138,060	—	—	—	—	—	2,138,060	—	—	—
Purchase and retirement of treasury stock	(350,000)	(538)	(53,766)	—	—	—	(349,462)	—	—	—

Balance—September 30, 2000	$6,799,445	$57,120	5,712,037	$—	$—	$10,554,782	$(67,900)	—	$—	$(3,744,557)
Net (loss)	(5,847,457)	—	—	—	—	—	—	—	—	(5,847,457)
Unrealized loss on securities available for sale	(1,200,000)	—	—	—	—	—	—	—	(1,200,000)	—
Dividends and accretion on preferred stock	(63,000)	—	—	—	—	—	(63,000)	—	—	—
Purchase and retirement of treasury stock	(15,125)	(33)	(3,333)	—	—	—	(15,092)	—	—	—
Purchase of treasury stock	(652,000)	—	—	—	—	(652,000)	—	—	—	—
Beneficial conversion feature of convertible debt	1,213,747	—	—	—	—	—	1,213,747	—	—	—
Warrants issued in connection with issuance of convertible debt	88,000	—	—	—	—	—	88,000	—	—	—
Compensation expense in connection with stock options granted (no tax effect)	67,900	—	—	—	—	—	—	67,900	—	—
Beneficial conversion feature of convertible debt redeemed	(631,881)	—	—	—	—	—	(631,881)	—	—	—
Conversion of convertible debt	429,448	5,194	519,394	—	—	652,000	(227,746)	—	—	—
Issuance of common stock in connection with acquisition	—	4,000	400,000	—	—	—	(4,000)	—	—	—
Proceeds from the private placements of common stock (net of costs of $432,228) for cash	1,002,772	14,497	1,449,666	—	—	—	988,275	—	—	—
Issuance of shares for services provided	30,000	300	30,000	—	—	—	29,700	—	—	—
Issuance of stock in exchange for investment	61,000	500	50,000	—	—	—	60,500	—	—	—
Issuance of stock with put options	—	600	60,000	—	—	—	(600)	—	—	—

Balance — September 30, 2001	$1,282,849	$82,178	8,217,764	$—	—	$—	$11,992,685	$—	$(1,200,000)	$(9,592,014)
Net (loss)	(6,386,585)	—	—	—	—	—	—	—	—	(6,386,585)
Dividends and accretion on preferred stock	(135,667)	—	—	906,143	—	—	(1,041,810)	—	—	—

Beneficial conversion feature of convertible debt and convertible preferred stock	136,000	—	—	(695,000)	—	—	831,000	—	—	—
Beneficial conversion feature of convertible debt redeemed	(69,541)	—	—		—	—	(69,541)	—	—	—
Conversion of convertible debt	736,003	25,375	2,537,479		—	—	710,628	—	—	—
Issuance of common stock in connection with acquisition	378,000	4,000	400,000		—	—	374,000	—	—	—
Proceeds from the private placements of common stock (net of costs of $9,750) for cash	222,083	2,777	277,724		—	—	219,306	—	—	—
Issuance of warrants for services provided	55,000	—	—		—	—	55,000	—	—	—
Issuance of Series B preferred stock in exchange for loans payable	934,907	—	—	1,016,499	203,300	—	(81,592)	—	—	—
Issuance of common stock in exchange for accounts payable and accrual expenses	59,000	896	89,600		—	—	58,104	—	—	—
Proceeds from the issuance of preferred stock (net of costs $402,870) for cash	2,162,131	—	—	2,565,001	82,650	—	(402,870)	—	—	—
Redemption of Series B Preferred Stock	(455,000)	—	—	(455,000)	(91,000)	—	—	—	—	—
Redemption of convertible debt	(20,577)	—	—		—	—	(20,577)	—	—	—
Reclassification adjustment for loss on securities available for sale included in net income	1,200,000	—	—		—	—	—	—	1,200,000	—
Reclassification of Series A Preferred Stock to Stockholders' Equity	2,916,000	—	—	2,916,000	1,458,933	—	—	—	—	—
Conversion of Series B Preferred Stock to Series E Preferred Stock	28,080	—	—	28,080	(163,267)	—	—	—	—	—
Forgiveness of dividends on Series B Preferred Stock	—	—	—	(2,400)	—	—	2,400	—	—	—

Balance—September 30, 2002	$3,042,683	$115,226	11,522,567	$6,279,323	1,490,616	$—	$12,626,733	$—	$—	$(15,978,599)

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.
Statements of Comprehensive Income

		Years Ended September 30,
	2002	2001	2000
Net earnings (loss)	$(6,386,585)	$(5,847,457)	$1,045,910
Unrealized loss on securities available for sale	—	(1,200,000)	—
Reclassification adjustment for loss on securities available for sale included in net income	1,200,000	—	—

Comprehensive income (loss)	$(5,186,585)	$(7,047,457)	$1,045,910

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.
Notes to Financial Statements

Note 1—Nature of Operations and Summary of Significant Accounting Policies

  Operations

        Stratus Services Group, Inc. (the "Company") is a national provider of staffing and productivity consulting services. As of September 30, 2002, the Company operated a network of thirty-three offices in nine states.

        The Company operates as one business segment. The one business segment consists of its traditional staffing services and SMARTSolutions™, a structured program to monitor and enhance the production of a client's labor resources. The Company's customers are in various industries and are located throughout the United States. Credit is granted to substantially all customers. No collateral is maintained.

  Basis of Presentation

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred significant losses from continuing operations of $7,580,000 and $5,993,000 during the years ended September 30, 2002 and 2001, respectively, and has a working capital deficit of $3,287,000 at September 30, 2002. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis, to fund the operation and capital needs, and to obtain additional financing as may be necessary.

        Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company's plans. The steps include closing branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expense.

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

        Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented.

	Year Ended September 30,
	2002	2001	2000
Numerator:
Basic EPS
Net earnings (loss)	$(6,386,585)	$(5,847,457)	$1,045,910
Dividends and accretion on preferred stock	1,041,810	63,000	—

Net earnings (loss) attributable to common stockholders	$(7,428,395)	$(5,910,457)	$1,045,910

Denominator:
Basic EPS
Weighted average shares outstanding	10,555,815	5,996,134	4,931,914

Per share amount	$(.70)	$(.99)	$.21

Effect of stock options and warrants	—	—	291,594
Dilutive EPS
Weighted average shares outstanding including incremental shares	10,555,815	5,996,134	5,223,508

Per share amount	$(.70)	$(.99)	$.20

  Investment

        The investment represented securities available for sale which were stated at fair value. Unrealized holding gains and losses were reflected as a net amount in accumulated other comprehensive loss until realized. The entire investment, which consisted of an investment in a publicly-traded foreign company (see Note 5), was sold in the year ended September 30, 2002 at a gross realized loss of $2,159,415. There were no gross realized gains and losses on sales of available-for-sale securities for the years ended September 30, 2001 and 2000.

  Property and Equipment

        Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets as follows:

	Method	Estimated Useful Life
Furniture and fixtures	Declining balance	5 years
Office equipment	Declining balance	5 years
Computer equipment	Straight-line	5 years
Computer software	Straight-line	3 years
Vans	Straight-line	5 years

  Goodwill

        Goodwill is amortized on a straight-line basis over fifteen years except for acquisitions after June 30, 2001 where goodwill is not being amortized.

        Periodically, the Company will determine if there has been a permanent impairment of goodwill by comparing anticipated undiscounted cash flows for operating activities of acquired businesses with the carrying value of the related goodwill. In this connection the Company charged $400,000, $700,000 and $-0- to operations in the year ended September 30, 2002, 2001 and 2000, respectively.

  Factoring

        The Company's factoring agreement (see Note 6) with a financing institution ("factor") had been accounted for as a sale of receivables under Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities". ("SFAS" No. 125)

  Fair Values of Financial Instruments

        Fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the financial statements.

  Stock-Based Compensation

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

  Advertising Costs

        Advertising costs are expensed as incurred. The expenses for the years ended September 30, 2002, 2001 and 2000 were $154,000, $188,000 and $181,000, respectively, and are included in selling, general and administrative expenses.

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

        Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At September 30, 2002, the Company's net goodwill was approximately $7,150,000, and annual amortization of such goodwill was approximately $291,000. The Company will adopt SFAS No. 142 during its first fiscal quarter of fiscal 2003. Because of the extensive effort required to comply with the remaining provisions of SFAS Nos. 141 and 142, the Company cannot reasonably estimate the impact on its financial statements of these provisions beyond discontinuing amortization.

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

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adoption of FAS 146 is dependent on the Company's related activities subsequent to the date of adoption.

Note 2—Initial Public Offering

        On May 5, 2000, the Company completed its initial public offering ("IPO") of 1,300,000 shares of common stock at a price of $6.00 per share, generating net proceeds of approximately $5,930,000 after deducting underwriters discounts and offering costs of approximately $1,870,000.

Note 3—Acquisitions

        On June 26, 2000, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of eight offices of Tandem, a division of Outsource International, Inc.

("Outsource"). The purchase price was $1,300,000, of which $800,000 was paid in cash at the closing and the remaining $500,000 was represented by two promissory notes. The first note, representing $400,000 was payable in two installments of $200,000 plus accrued interest at 8.5% a year, within 90 days and 180 days after closing. The second note, representing $100,000 bears interest at 8.5% a year and is payable in twelve equal monthly installments beginning January 1, 2001. As of September 30, 2002, a balance of approximately $8,000 remains unpaid and is included in the current portion of "Notes payable—acquisitions" on the attached balance sheet as of September 30, 2002.

        The excess of cost paid over net assets acquired resulted in goodwill of $1,562,693, computed as follows:

Net assets acquired
Furniture and equipment	$38,175
Accrued holiday and vacation pay	(47,000)

(8,825)

Amounts paid
Cash	800,000
Notes payable	500,000
Finder's fees and other costs	253,868

1,553,868

Excess of amounts paid over net assets acquired — goodwill	$1,562,693

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

        The excess of cost paid over net assets acquired resulted in goodwill of $855,718, computed as follows:

Net assets acquired
Furniture and equipment	$31,650
Accrued holiday and vacation pay	(21,758)

9,892

Amounts paid
Cash	50,000
Note payable	75,000
Earnout payable	175,000
Finder's fees and other costs	565,610

865,610

Excess of amounts paid over net assets acquired — goodwill	$855,718

        On January 2, 2001, the Company purchased substantially all of the tangible and intangible assets of Cura Staffing, Inc. and The WorkGroup Professional Services, Inc. The purchase price was $175,000 of which $100,000 was paid in cash at the closing and the remaining $75,000 was represented by a 90-day promissory note for $50,000 and $25,000 payable $5,000 a month beginning after the payment of the 90-day promissory note. The promissory note bears interest at 6% a year. As of September 30, 2002, the Company has not paid a portion of the $50,000 note and the entire $25,000 note. The balance of approximately $26,000 is included in the current portion of "Notes payable—acquisitions" on the attached balance sheet as of September 30, 2002.

        The excess of cost paid over net assets acquired resulted in goodwill of $228,144, computed as follows:

Net assets acquired
Furniture and equipment	$11,000
Accrued holiday and vacation pay	(12,000)

(1,000)

Amounts paid
Cash	100,000
Note payable and other payables	75,000
Finder's fees and other costs	52,144

227,144

Excess of amounts paid over net assets acquired — goodwill	$228,144

        On July 27, 2001, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable of the clerical and light industrial staffing division of Source One Personnel, Inc. ("Source One"). As a result of the acquisition, the Company has expanded its presence in the Philadelphia to New York corridor.

        The initial purchase price for the assets was $3,400,000, of which $200,000 in cash, and 400,000 shares of the Company's restricted common stock were paid at the closing and the remaining $2,400,000 was represented by two promissory notes. In addition, Source One is entitled to earnout payments based upon the acquired business achieving certain performance levels during each of the three fiscal years beginning October 1, 2001. There was no earnout payment due for the year ended September 30, 2002. There was an additional $42,163 of costs incurred in connection with the acquisition. The first note, representing $600,000, was payable in one installment of $600,000 plus accrued interest at 7% per year, at 180 days after the closing. The second note, representing $1,800,000 bears interest at 7% per year and is payable over a four-year period in equal quarterly payments beginning 120 days after the closing. Source One had agreed to allow the Company to defer the payment of the first note and the February 2002 installment of the second note until the earlier of the receipt of the proceeds from the sale of the Company's Engineering Division (see Note 4) or April 30, 2002. In June 2002, Source One agreed to forbear from exercising remedies against the Company until June 30, 2002. On July 31, 2002, the Company cured all payment defaults under the first and second notes. In exchange for the forbearance, the Company agreed to issue 250,000 shares of its restricted Common Stock to Source One. The $37,500 value of the shares which were issued in October 2002, is included in "Accounts Payable and Accrued Expenses" on the attached balance sheet as of September 30, 2002. Source One has a put option to sell 400,000 shares back to the Company at $2 per share between 24 months after the closing and final payment of the second note, but not less than 48 months (see Note 18).

        The following table summarizes the fair value of the assets acquired at the date of acquisition based upon a third-party valuation of certain intangible assets:

Property and Equipment	$105,000
Intangible assets	636,300
Goodwill	2,700,863

Total assets acquired	$3,442,163

        Of the $636,300 of intangible assets, $127,300 was assigned to a covenant-not-to-compete and $509,000 was assigned to the customer list. The intangible assets are being amortized over their estimated useful life of four years. Goodwill is not being amortized under the provision of SFAS No. 142. All of the goodwill is expected to be deductible for tax purposes.

        Effective January 1, 2002, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of seven offices of Provisional Employment Solutions, Inc. ("PES"). The initial purchase price was $1,480,000, represented by a $1,100,000 promissory note and 400,000 shares of the Company's common stock. There was an additional $334,355 of costs incurred in connection with the acquisitions. In addition, PES is entitled to earnout payments of 15% of pretax profit of the acquired business up to a total of $1.25 million or the expiration of ten years, whichever occurs first. There was no earnout payment due for the year ended September 30, 2002. The note bears interest at 6% a year and is payable over a ten-year period in equal quarterly payments.

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

        The unaudited pro forma results of operations presented below assume that the acquisitions had occurred at the beginning of fiscal 2001. This information is presented for informational purposes only and includes certain adjustments such as goodwill amortization resulting from the acquisitions and interest expense related to acquisition debt.

	Unaudited Year Ending September 30,
	2002	2001
Revenues	$78,198,408	$91,482,338
Net (loss) from continuing operations attributable to common stockholders	(8,461,292)	(4,967,387)
Net (loss) per share attributable to common stockholders
Basic	$(.80)	$(.78)
Diluted	$(.80)	$(.78)

        The maturities on notes payable-acquisitions are as follows:

Year Ending September 30
2003	$578,040
2004	559,227
2005	598,453
2006	103,671
2007	110,033
Thereafter through 2013	548,198

$2,497,572

Note 4—Discontinued Operations—Sale of Engineering Division

        On January 24, 2002, the Company entered into an agreement to sell the assets of its Engineering Services Division (the "Division") to SEA Consulting Services Corporation ("SEA").

        On March 28, 2002, the Company completed the sale of the assets of the Division to SEA pursuant to the Asset Purchase Agreement dated as of January 24, 2002, among the Company, SEP, LLC ("SEP"), Charles Sahyoun, Sahyoun Holders LLC and SEA. The transaction was approved by a vote of the Company's stockholders at the Company's annual meeting of stockholders held on March 28, 2002.

        The assets of the Division had been transferred to SEP, a limited liability company in which the Company owns a 70% interest, at the time of the execution of the Asset Purchase Agreement. Sahyoun Holders, LLC, a company wholly-owned by Charles Sahyoun, the President of the Division, owns the remaining 30% interest in SEP.

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

  (i)
  A payment of $1 million, plus or minus the amount by which SEA's profit for the six months ending June 30, 2002, as determined pursuant to the Asset Purchase Agreement, is greater or less than $600,000 (the "Second Payment");

  (ii)
  A payment of $1 million, plus or minus the amount by which SEA's profit for the six months ending December 31, 2002, as determined pursuant to the Asset Purchase Agreement, is greater or less than $600,000 (the "Third Payment");

  (iii)
  Five subsequent annual payments (the "Subsequent Payments") which will be based upon a multiple of the annual successive increases, if any, in SEA's profit during the five year period beginning on January 1, 2003 and ending December 31, 2007.

        Pursuant to an allocation and indemnity agreement entered into by the Company, Sahyoun Holdings, LLC and Charles Sahyoun (the "Allocation and Indemnity Agreement"), the Company was entitled to $250,000 of the Second Payment and $250,000 of the Third Payment. On April 15, 2002, by letter agreement between the Company, Sahyoun Holdings, LLC and Joseph J. Raymond, Sr., the Chairman and Chief Executive Officer of the Company, the parties agreed to a modification of the Allocation and Indemnity Agreement. Per that letter agreement, Sahyoun Holdings, LLC provided the Company with $200,000 cash in exchange for the Company's short-term, 90-day demand note, due and payable by August 1, 2002 in the amount of $250,000. Such $250,000 was repaid by the Company from its $250,000 share of the Second Payment which was received in June 2002. Sahyoun Holdings, LLC and Charles Sahyoun have guaranteed the $250,000 payment to be made to the Company from the Third Payment, regardless of the operating results of SEA (see Note 25). Upon its receipt of all of the payments required under the Allocation and Indemnity Agreement, the Company's interest in SEP will terminate and the Company will not be entitled to any additional payments under the Asset Purchase Agreement, including the Subsequent Payments. Sahyoun Holdings, LLC is entitled to all amounts paid to SEP under the Asset Purchase Agreement other than $500,000 of payments made or payable to the Company pursuant to the Allocation and Indemnity Agreement and guaranteed by Charles Sahyoun and Sahyoun Holdings, LLC, as described above.

        Revenues from the Division were $2,730,000, $7,245,000 and $5,477,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

        The statements of operations for all period presented have been reclassified to reflect the operating results of the Division as discontinued operations.

Note 5—Transactions with Artisan (UK) plc

        On June 26, 2001, the Company entered into an agreement to purchase 63,025,000 ordinary shares, representing 26.3% of the outstanding shares of enterpriseAsia. com ("EPA"), a London AIM listed company (see Note 1), from Artisan (UK) plc ("Artisan"). In exchange, the Company issued to Artisan 850,837 shares of the Company's Series A preferred stock (see Note 15). This transaction was consummated, effective August 15, 2001. The cost of the investment in EPA and value assigned to the preferred stock issued was based upon the market price per share of EPA on the date the transaction was consummated. Accordingly, the original cost of the investment was $1,592,000 and, therefore, the 850,837 shares of preferred stock were assigned a value of $1.87 per share.

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

        The value of the preferred stock and common stock issued for finders' fees was allocated to the investment in EPA and a reduction to additional paid-in capital based on the relative value of the original investment of $1,592,000 and the $900,000 received for the 900,000 shares of the Company's common stock. Accordingly, the original cost of the investment in EPA increased by $757,000 and additional paid-in capital was reduced by $417,700.

        The Company was unable to exercise significant influence over EPA's operating and financial policies. Therefore, the investment in EPA was classified as available-for-sale securities and was reported at fair value in the attached balance sheet.

Note 6—Factoring Agreement

        The Company had a factoring agreement under which it was able to sell up to $3,000,000 of qualified trade accounts receivable, with limited recourse provisions. The Company was required to repurchase or replace any receivable remaining uncollected for more than 90 days. During the years ended September 30, 2001, and 2000, gross proceeds from the sale of receivables was $10,204,208, and $34,179,692, respectively.

        On December 12, 2000, the Company terminated its agreement with the factor. As part of the termination agreement, the Company repurchased all accounts receivable from the factor with proceeds from a new line of credit (See Note 7).

Note 7— Line of Credit

        On December 12, 2000, the Company entered into a loan and security agreement with a lending institution whereby the Company can borrow up to 90% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company's tangible net worth (as defined). Borrowings under the agreement bear interest at 1 1/2% above the prime rate and are collateralized by substantially all of the Company's assets. The agreement expires on June 12, 2003. Approximately $5,100,000 of the initial borrowing under this agreement was used to repurchase accounts receivable from the factor (see Note 6). The prime rate at September 30, 2002 was 4.75%.

        At September 30, 2002, the Company was in violation of the following covenants under the loan and security agreement:

  (i)
  Failing to meet the tangible net worth requirement, and;

  (ii)
  The Company's Common Stock being delisted from the Nasdaq SmallCap Market

        The Company has received a waiver from the lender on the above violations (see Note 24).

Note 8— Property and Equipment

        Property and equipment consist of the following as of September 30:

	2002	2001
Furniture and fixtures	$666,941	$494,398
Office equipment	119,719	109,498
Computer equipment	1,163,135	978,809
Computer software	193,028	193,028
Vans	216,319	216,319

	2,359,142	1,992,052
Accumulated depreciation	(1,077,325)	(564,836)

Net property and equipment	$1,281,817	$1,427,216

Note 9—Intangible Assets

        Intangible assets consist of the following as of September 30:

	2002	2001
Goodwill	$9,120,953	$7,814,822
Covenant-not-to-compete	213,180	127,300
Customer list	891,716	509,000
Less: accumulated amortization	(1,238,122)	(672,694)
Less: accumulated impairment loss	(1,100,000)	(700,000)

	$7,887,727	$7,078,428

Note 10—Loans Payable

        Loans payable consist of the following as of September 30:

		2002	2001
Notes, secured by vans with a book value of $110,549 as of September 30, 2002	(i)	$104,971	$134,698
18% promissory notes	(ii)	80,000	240,000
Stock repurchase note	(iii)	168,121	248,834
Demand note	(iv)	204,703	—
Demand note	(v)	41,000	—
Short-term loan	(vi)	75,000	—
Short-term loan	(vii)	125,000	—
Other		—	15,000

		798,795	638,532
Less current portion		(580,830)	(347,289)

Non-current portion		$217,965	$291,243

  (i)
  Payable $3,453 per month, including interest at 9.25% to 10% a year.

  (ii)
  Notes in the amount of $160,000 and $80,000 were due in April 2002. In addition, the Company issued 40,000 and 20,000 shares of its common stock, respectively, to the noteholders. The noteholders have the right to demand the repurchase by the Company of the shares issued, until the notes are paid in full, at $1.00 per share plus 15% interest. Accordingly, $9,000 was charged to interest expense in the year ended September 30, 2001 and $69,000, representing the put option plus interest, is included in "Temporary equity—put options" on the attached balance sheet as of September 30, 2001. In March 2002, the holder of the $160,000 note, a company owned by the Chief Executive Officer of the Company, exchanged the note for 32,000 shares of Series B Preferred Stock (see Note 15). In this connection, 46,000 was transferred from "Temporary equity—put options" to "Stockholders Equity".

  (iii)
  Promissory note issued in January 2001 in connection with the purchase of treasury stock. Note is payable $8,000 per month, including interest at 15% a year.

  (iv)
  On September 30, 2002, the Company converted $215,000 of accounts payable due to Source One (see Note 3) into a demand note. The non-interest bearing note is due in sixteen monthly installments of $13,437.50 beginning in October 2002. The amount reflected above is net of $10,297 of imputed interest.

  (v)
  Due to an entity whose stockholder is the son of the Chief Executive Officer of the Company. The note bears interest at 10% a year.

  (vi)
  Due to the Chief Executive Officer of the Company, the loan does not bear any interest.

  (vii)
  Short-term loan that bears interest at various rates.

        The maturities on loans payable are as follows:

Year Ending September 30,
2003	$580,830
2004	176,494
2005	41,471

$798,795

        Other loans during the year ended September 30, 2000, aggregating $100,000, $200,000 and $200,000, were settled by the issuance of 26,667 shares at $3.75 per share and 50,000 shares at $4.00 per share and 33,333 shares at $6.00 per share, respectively.

Note 11—Related Party Transactions

  Consulting Agreement

        The son of the Chief Executive Officer of the Company provides consulting services to the Company. Consulting expense was $125,000, $281,000 and $156,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

        The Company has paid consulting fees to an entity whose stockholder is another son of the Chief Executive Officer of the Company. Consulting fees amounted to $141,000, $119,000 and $9,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

        The Company provided payroll services to an entity whose Chief Executive Officer was the son of the Chief Executive Officer of the Company. Revenues related thereto for the years ended September 30, 2002, 2001 and 2000, were $-0-, $-0- and $364,000, respectively.

  Sale of Common Stock

        During the year ended September 30, 2002, the Company sold 177,722 shares of its common stock in private placements to a relative of the Chief Executive Officer of the Company at prices approximating the then current market of $.87 to $.93 per share, for total gross proceeds of $156,833.

        During the year ended September 30, 2001, the Company sold 382,999 shares of its common stock in private placements to relatives of the Chief Executive Officer of the Company at prices approximating the then current market of $.93 to $1.43 per share, for total gross proceeds of $410,000, less expenses of $5,958.

  Joint Venture

        The Company provides information technology staffing services through a joint venture, Stratus Technology Services, LLC ("STS"), in which the Company has a 50% interest. A son of the Chief Executive Officer of the Company has a majority interest in the other 50% venturer. STS commenced operations during the year ended September 30, 2001. The Company's gain (loss) from operations of

STS of $46,312 and $(36,344) for the years ended September 30, 2002 and 2001, respectively, is included in other income (expense) in the statements of operations.

Note 12—Accounts Payable and Accrued Expenses

	2002	2001
Accounts payable	$3,675,922	$2,513,749
Accrued compensation	383,545	285,022
Accrued workers' compensation expense	768,739	—
Workers' compensation claims reserve	365,131	273,657
Accrued other	279,359	349,368

	$5,472,696	$3,421,796

Note 13—Income Taxes

        Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities follow:

	2002	2001
Current assets and liabilities
Allowance for doubtful accounts	$697,000	$220,000
Valuation allowance	(697,000)	(220,000)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities
Net operating loss carryforward	$4,572,000	$2,694,000
Valuation allowance	(4,572,000)	(2,694,000)
Net non-current deferred tax asset	$—	$—

        The change in valuation allowance was an increase of $2,355,000 and $2,316,000 and a decrease of $560,000 for the years ended September 30, 2002, 2001, and 2000, respectively.

	2002	2001	2000
Income taxes (benefit) is comprised of:
Current	$—	$—	$—
Deferred	(2,355,000)	(1,976,000)	220,000
Change in valuation allowance	2,355,000	2,316,000	(560,000)

	$—	$340,000	$(340,000)

        At September 30, 2002, the Company has available the following federal net operating loss carryforwards for tax purposes:

Expiration Date Year Ending September 30,
2012	$122,000
2018	1,491,000
2019	392,000
2021	4,730,000
2022	4,738,000

        The utilization of the net operating loss carryforwards may be limited due to changes in control.

Note 13—Income Taxes

        The effective tax rate on net earnings (loss) varies from the statutory federal income tax rate for periods ended September 30, 2002, 2001 and 2000.

	2001	2001	2000
Statutory rate	(34.0)%	(34.0)%	34.0%
State taxes net	(6.0)	(6.0)	6.0
Other differences, net	—	(0.4)	1.4
Valuation allowance	40.0	40.4	(79.4)
Benefit from net operating loss carryforwards	—	—	(10.2)

	—%	—%	(48.2)%

Note 14—Convertible Debt

        At various times during the years ended September 30, 2002 and 2001, the Company issued, through private placements, a total of $508,050 and $3,643,402, respectively, of convertible debentures. The debentures bore interest at 6% a year, payable quarterly and had a maturity date of five years from issuance. Each debenture was convertible after 120 days from issuance into the number of shares of the Company's common stock determined by dividing the principal amount of the debenture by the lesser of (a) 120% of the closing bid price of the common stock on the trading day immediately preceding the issuance date or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of the conversion. The Company had the right to prepay any of the debentures at any time at a prepayment rate that varied from 115% to 125% of the amount of the debenture depending on when the prepayment was made.

        The discount arising from the 75% beneficial conversion feature aggregated $136,000 and $1,213,747 in the years ended September 30, 2002 and 2001, respectively, and was being charged to interest expense during the period from the issuance of the debenture to the earliest time at which the debenture became convertible.

        Deferred finance costs incurred in connection with the issuance of the debentures aggregated approximately $100,000 and $738,000 in the years ended September 30, 2002 and 2001, respectively, and was being amortized over the five year term of the debentures. Included in the $738,000 is $88,000 for 50,000 five-year $5.00 warrants and 100,000 five-year $7.50 warrants issued as finders' fees. In addition, the Company paid approximately $80,000 and $280,000 in the years ended September 30, 2002 and 2001, respectively, in exchange for extending the earliest conversion date and the maturity date by an additional 120 days on approximately $592,000 and $1,048,500 of debentures, respectively. These amounts were charged to deferred finance costs and were being amortized over 120 days. Included in interest expense for the years ended September 30, 2002 and 2001 is approximately $290,000 and $146,000, respectively, for amortization of deferred finance costs in connection with the debentures.

        During the years ended September 30, 2002 and 2001, the Company redeemed $270,180 and $1,897,220 of debentures, respectively, resulting in a gain (loss) of approximately $3,000 an ($71,000),

respectively, which is included in "Other income (expense)" in the statements of operations. The gain (loss) is comprised of the following:

	2002	2001
Beneficial conversion feature	$90,000	$632,000
Forgiveness of debt	12,000	—
Prepayment premiums	(44,000)	(326,000)
Deferred finance costs	(54,000)	(377,000)
Other costs	(1,000)	—

	$3,000	$(71,000)

        During the year ended September 30, 2002, $970,593 of debentures were converted into 2,537,479 shares of common stock at prices ranging from $.30 to $.60 per share. During the year ended September 30, 2001, $542,500 of debentures were converted into 628,060 shares of common stock at prices ranging from $.85 to $.90 per share. The Company issued 108,666 shares of treasury stock to a debenture holder in connection with a conversion.

        In March 2002, the Company entered into an agreement with the holder (the "Debenture Holder") of all but $40,000 of the outstanding debentures pursuant to which it issued to the Debenture Holder 231,300 shares of Series B Convertible Preferred Stock (see Note 16) in exchange for (i) $456,499 aggregate principal amount of debentures, (ii) the cancellation of a $400,000 promissory note issued by the Company to the Debenture Holder in January 2002, and (iii) $300,000 in cash. As a result, only $40,000 of Debentures remains outstanding at September 30, 2002.

Note 15—Preferred Stock

  a.    Series A

        In August 2001, the Company issued 1,458,933 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") in connection with transactions with Artisan (see Note 5).

        The shares of Series A Preferred Stock have a stated value of $3.00 per share. The difference between the carrying value and redemption value of the Series A Preferred Stock is being accreted through a charge to additional paid-in-capital through the June 30, 2008 redemption date.

        The Series A Preferred Stock entitles the holders thereof to cumulative dividends at $.21 per share per year, payable semi-annually, commencing on December 31, 2001, when and if declared by the Board of Directors. The shares of Series A Preferred Stock are convertible at the option of the holder into shares of the Company's Common Stock on a one-for-one basis. On June 30, 2008, the company will be required to redeem any shares of Series A Preferred Stock outstanding at a redemption price of $3.00 per share together with accrued and unpaid dividends, payable at the Company's option, either in cash or in shares of common stock. For purposes of determining the number of shares which the Company will be required to issue if it chooses to pay the redemption price in shares of Common Stock, the Common Stock will have a value equal to the average closing price of the Common Stock during the five trading days immediately preceding the date of redemption.

        At the Company's Annual Meeting of Stockholders held on March 28, 2002, the stockholders approved the issuance by the Company of the full number of shares of Common Stock, which may be issued by the Company in connection with the conversion of the Series A Preferred Stock. Accordingly, the Company's obligation to redeem a portion of the outstanding shares of Series A Preferred Stock, if such approval was not obtained, was terminated and the Series A Preferred Stock was reclassified to permanent equity.

  b.    Series B

        In March 2002, the Company issued 32,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") in exchange for a $160,000 note due to a company owned by the Chief Executive of the Company (see Note 10). An additional 231,300 shares were issued to the Debenture Holder (see Note 14) in exchange for (i) 456,499 aggregate principal amount of debentures, (ii) cancellation of a $400,000 promissory note due to the Debenture Holder and (iii) $300,000 in cash.

        The shares of Series B Convertible Preferred Stock have a stated value of $5 per share. Holders of the Series B Preferred Stock are entitled to cumulative dividends at a rate of 6% of the stated value per year, payable when and as declared by the Board of Directors. Dividends may be paid in cash or, at the option of the Company, in shares of Common Stock, under certain circumstances. Holders of Series B Preferred Stock are entitled to a liquidation preference of $5.00 per share plus accrued dividends. The Series B Preferred Stock is convertible into shares of Common Stock at the option of the holder at any time. The number of shares of Common Stock into which each share of Series B Preferred Stock is convertible is determined by dividing the aggregate liquidation preference of the shares being converted by the lesser of (i) $4.65 or (ii) 75% of the closing bid price of the Common Stock on the trading day preceding the date of conversion. The discount arising from the beneficial conversion feature was treated as a dividend from the date of issuance to the earliest conversion date.

        In June 2002, the Company redeemed for cash, 91,000 shares of Series B Preferred Stock at $5.00 per share, totaling $455,000.

        At a Special Meeting of Stockholders held on July 26, 2002, the Company received approval from its stockholders of a proposal to approve the issuance of shares of Common Stock upon conversion of the Series B Preferred Stock in excess of the limits imposed by the rules of the Nasdaq Stock Market, in the event that the Company's Common Stock is reinstated for trading on the Nasdaq Stock Market.

        In July 2002, the remaining 172,300 shares of Series B Preferred Stock (including 32,000 shares held by a company owned by the Chief Executive Officer of the Company) were exchanged for 8,615 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock").

  c.    Series E

        In July 2002, The Company sold 7,650 shares of newly created Series E Preferred Stock in a private placement for $765,000 in cash and issued an additional 8,615 shares of Series E Preferred Stock in exchange for all of the outstanding shares of Series B Preferred Stock, which had an aggregate stated value of $861,500. In addition, $41,790 of dividends and penalties which had accrued on the Series B Preferred Stock prior to the exchange were exchanged for 418 shares of Series E Preferred Stock.

        The shares of Series E Preferred Stock have a stated value of $100 per share. The holders of the Series E Preferred stock are entitled to cumulative dividends at a rate of 6% of the stated value per year, payable every 120 days, in preference and priority to any payment of any dividend on the Company's Common Stock. Dividends may be paid, at the Company's option, either in cash or in shares of Common Stock, valued at the Series E Conversion Price (as defined below). Holders of Series E Preferred Stock are entitled to a liquidation preference of $100 per share, plus accrued and unpaid dividends.

        The Series E Preferred Stock is convertible into Common Stock at a conversion price equal to 75% of the average of the closing bid prices, for the five trading days preceding the conversion date, for the Common Stock. The number of shares issuable upon conversion is determined by multiplying the number of shares of Series E Preferred Stock to be converted by $100, and dividing the result by the Series E Conversion Price then in effect.

        Holders of Series E Preferred Stock do not have any voting rights, except as required by law.

        The Company may redeem the shares of the Series E Preferred Stock at any time prior to conversion, at a redemption price of 115% of the purchase price paid for the Series E Preferred Shares, plus any accrued but unpaid dividends.

        The discount arising from the beneficial conversion feature is being treated as a dividend from the date of issuance to the earliest conversion date.

  d.    Series F

        In July 2002, the Company's Chief Executive Officer invested $1,000,000 in the Company in exchange for 10,000 shares of newly created Series F Convertible Preferred Stock (the "Series F Preferred Stock"), which has a stated value of $100 per share.

        The holder of the Series F Preferred Stock is entitled to receive, from assets legally available therefore, cumulative dividends at a rate of 7% per year, accrued daily, payable monthly, in preference and priority to any payment of any dividend on the Common Stock and on the Series F Preferred Stock. Dividends may be paid, at the Company's option, either in cash or in shares of Common Stock, valued at the Series F Conversion Price (as defined below). Holders of Series F Preferred Stock are entitled to a liquidation preference of $100 per share, plus accrued and unpaid dividends.

        The Series F Preferred Stock is convertible into Common Stock at a conversion price (the "Series F Conversion Price") equal to $.10 per share. The number of shares issuable upon conversion is determined by multiplying the number of shares of Series F Preferred Stock to be converted by $100, and dividing the result by the Series F Conversion Price.

        Except as otherwise required by law, holders of Series F Preferred Stock and holders of Common Stock shall vote together as a single class on each matter submitted to a vote of stockholders. Each outstanding share of Series F Preferred Stock shall be entitled to the number of votes equal to the number of full shares of Common Stock into which each such share of Series F Preferred Stock is then convertible on the date for determination of stockholders entitled to vote at the meeting. Holders of the Series F Preferred Stock are entitled to vote at the meeting. Holders of the Series F Preferred Stock are entitled to vote as a separate class on any proposed amendment to the terms of the Series F Preferred Stock which would increase or decrease the number of authorized shares of Series F Preferred Stock or have an adverse impact on the Series F Preferred Stock and on any proposal to create a new class of shares having rights or preferences equal to or having priority to the Series F Preferred Stock.

        The Company may redeem the shares of the Series F Preferred Stock at any time prior to conversion at a redemption price of 115% of the purchase price paid for the Series F Preferred Shares plus any accrued but unpaid dividends.

  e.    Series H

        In September 2002, the Company sold 5,000 shares of newly created Series H Convertible Preferred Stock (the "Series H Preferred Stock") in a private placement for $500,000 in cash.

        The holders of the Series H Preferred Stock are entitled to cumulative dividends at a rate of 6% per year, payable quarterly, commencing on March 30, 2004, in preference and priority to any payment of any dividend on the Company's Common Stock. Dividends may be paid, at the Company's option, either in cash or in shares of Common Stock, valued at the Series H Conversion Price (as defined below). Holders of Series H Preferred Stock are entitled to a liquidation preference of $100 per share, plus accrued and unpaid dividends before any liquidation payment may be made to holders of the Company's Common Stock.

        The Series H Preferred Stock is convertible into Common Stock at a conversion price (the "Series H Conversion Price") equal to the lower of $.20 per share or the average market price of the

Common Stock for the five trading days immediately preceding the conversion date. The number of shares issuable upon conversion is determined by multiplying the number of shares of Series H Preferred Stock to be converted by $100 and dividing the result by the Series H Conversion Price then in effect.

        Holders of Series H Preferred Stock do not have any voting rights, except as required by law.

        The Company has the right, but not the obligation, to redeem the shares of Series H Preferred Stock at any time prior to conversion at a redemption price of 115% of the purchase price paid for the Series H Preferred Shares plus any accrued but unpaid dividends.

Note 16—Other Charges

  Year ended September 30, 2002:

        Included in "Other Charges" are costs incurred in connection with financing not obtained ($75,066), penalties associated with the Series B Preferred Stock ($28,160) (see Note 15), and the fair value of shares issued to Source One in connection with a forbearance agreement ($37,500) (see Note 3).

  Year ended September 30, 2001:

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

        In September 2001, the Company placed 1,500,000 of unregistered shares of its common stock into an escrow account in anticipation of receiving a loan which was to be collateralized by the shares of common stock. The loan transaction was never consummated, but in October 2001 the shares were illegally transferred out of the escrow account by a third party. Subsequent thereto, all but 89,600 shares were returned to the Company and cancelled. The Company recorded a $59,000 charge to operations in the year ended September 30, 2001, representing the market value of the shares not returned. The 89,600 shares were recorded as issued shares in the year ended September 30, 2002 and $59,000 was credited to stockholders' equity.

Note 17—Commitments and Contingencies

  Office Leases

        The Company leases offices and equipment under various leases expiring through 2007. Monthly payments under these leases are $49,000.

        The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of September 30, 2002.

For the Years Ending September 30,
2003	$538,000
2004	239,000
2005	194,000
2006	140,000
2007	137,000

        Rent expense was $801,000, $697,000 and $356,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

  Other

        From time to time, the Company is involved in litigation incidental to its business including employment practices claims. There is currently no litigation that management believes will have a material impact on the Company's financial portion.

Note 18—Temporary Equity

        Certain stockholders of the Company may have had a right to pursue claims against the Company as a result of possible technical violations of the laws and regulations governing the private placement and issuance of securities. Accordingly, the Company had recorded the original total proceeds of the sale of the shares to these certain stockholders in the amount of $1,618,060 as temporary equity—common shares in the balance sheet. The Company made a rescission offer to stockholders holding approximately 2.8 million shares, pursuant to which the Company offered to repurchase the shares at their original purchase price (plus applicable interest) which ranged from $0.75 to $3.75 per share. As a result of no one accepting the rescission offer during the rescission period and the expiration, in certain cases, of applicable statutes of limitation, the $1,618,060 of temporary equity—common shares was transferred to additional paid-in capital during the year ended September 30, 2000.

        Temporary equity-put options consist of the following as of September 30:

	2002	2001
Put options on 400,000 shares of the Company's Common Stock issued in connection with the acquisition of Source One (see Note 3)	$800,000	$800,000
Put options on 20,000 and 60,000 shares of the Company's Common Stock issued in connection with loans payable (see Note 10)	23,000	69,000

	$823,000	$869,000

Note 19—Stock Options and Warrants

        The Company has issued stock options to employees with terms of five to ten years. The options may be exercised for 4,923,016 shares.

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

Note 19—Stock Options and Warrants

        The following weighted-average assumptions were used:

	September 30,
	2002	2001	2000
Risk-free interest rate	4%	5%	6%
Dividend yield	0%	0%	0%
Expected life	4-7 years	4-7 years	4-7 years
Volatility	100%	84%	54%

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	For the Years Ended September 30,
	2002	2001	2000
Pro forma net earnings (loss) attributable to common stockholders	$(9,820,485)	$(8,064,810)	$507,051
Pro forma net earnings (loss) per common share attributable to common stockholders
Basic	$(.93)	$(1.35)	$.10
Diluted	(.93)	(1.35)	.10

        Compensation expense under APB 25 for the years ended September 30, 2002, 2001 and 2000 was $-0-, $67,900 and $46,800, respectively.

        A summary of the Company's stock option activity and related information for the years ended September 30 follows:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 1999	534,000	$2.55
Granted	1,453,205	5.91
Canceled	—	—
Exercised	—	—

Outstanding at September 30, 2000	1,987,205	5.01
Granted	1,900,000	2.05
Canceled	(279,464)	4.08
Exercised	—	—

Outstanding at September 30, 2001	3,607,741	3.52
Granted	3,659,000.66
Canceled	(1,010,392)	2.49
Exercised	—	—

Outstanding at September 30, 2002	6,256,349	$2.01

Exercisable at September 30, 2002	5,107,599	$1.19

        The exercise prices range from $.65 to $6.00 per share.

Note 19—Stock Options and Warrants

        In connection with the IPO, the Company issued 130,000 warrants to its underwriters to purchase shares at $8.70 per share, expiring in 2004. The Company has also issued the following warrants:

Number of Warrants	Price Per Share	Expiring In
66,667	$7.50	2004
65,000	4.00	2005
10,000	5.00	2005
20,000	6.00	2005
26,667	0.75	2006
50,000	5.00	2006
100,000	7.50	2006
200,000	1.00	2007
30,000	5.00	2007

        Following is a summary of the status of stock options outstanding at September 30, 2002:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$.65	3,334,000	9.5 years	$.65	3,334,000	$.65
.75	20,000	9.5 years	.75	—	.75
1.10	1,300,000	8.5 years	1.10	1,300,000	1.10
1.32	30,000	9.2 years	1.32	—	1.32
3.00	110,000	5.0 years	3.00	110,000	3.00
5.625	430,000	7.8 years	5.625	131,250	5.625
6.00	1,032,349	7.5 years	6.00	232,349	6.00

	6,256,349			5,107,599

        As of September 30, 2002, no stock options or warrants have been exercised.

Note 20—Major Customers

        The Company had no customers who accounted for more than 10% of total revenues for the years ended September 30, 2002 and 2001, and one customer who accounted for 10% of total revenues for the year ended September 30, 2000. Major customers are those who account for more than 10% of total revenues.

Note 21—Retirement Plans

        The Company maintains two 401(k) savings plans for its employees. The terms of the plan define qualified participants as those with at least three months of service. Employee contributions are discretionary up to a maximum of 15% of compensation. The Company can match up to 20% of the employees' first 5% contributions. The Company's 401(k) expense for the years ended September 30, 2002, 2001 and 2000 was $8,000, $50,000 and $37,000, respectively.

Note 22—Private Placements

        In June 2001, the Company entered into an agreement with an investment banker to raise $1,200,000 through the sale of the Company's stock through private placements at a price per share calculated at a 30% discount to the 20-day average of the mean between the closing bid and asked prices. The agreement provided that the Company pays a placement fee to the investment banker of 10% of the gross proceeds received from the private placements and also issues five-year warrants equal to 10% of the number of shares sold at an exercise price equal to the price per share of the private placement. In addition, the Company was to pay the investment banker's expenses in connection with the agreement, not to exceed $50,000. During the years ended September 30, 2002 and 2001, the Company sold 100,002 and 166,667 shares, respectively, at $.75 per share under this agreement. In connection therewith, the Company paid $91,750 and $16,250 to the investment banker and issued warrants to purchase 10,000 and 16,667 shares of the Company's common stock in the years ended September 30, 2002 and 2001, respectively.

        For the years ended September 30, 2002 and 2001, private placements resulted in the issuance of 277,724 and 1,449,666 shares of common stock, respectively (see Notes 5, 11 and 15).

Note 23—Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended September 30, 2002:
Revenues from continuing operations	$14,793,224	$17,505,428	$19,269,395	$21,472,361
Gross profit from continuing operations	2,673,902	2,668,678	2,882,173	3,295,647
Net earnings (loss) from discontinued Engineering Division	73,266	1,446,997	(7,366)	(319,000)
Net earnings (loss) from continuing operations	(857,943)	(1,218,441)	(4,645,496)	(1,900,412)
Net earnings (loss) attributable to common stockholders	(784,677)	228,556	(4,652,862)	(2,219,412)
Basic earnings (loss) per share attributable to common stockholders:
Continuing operations	(.09)	(.12)	(.40)	(.16)
Discontinued operations	.01	.14	—	(.03)
Total	(.08)	.02	(.40)	(.19)
Diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	(.09)	(.12)	(.40)	(.16)
Discontinued operations	.01	.14	—	(.03)
Total	(.08)	.02	(.40)	(.19)

Year ended September 30, 2001:
Revenues from continuing operations	$17,024,687	$12,774,199	$12,692,761	$14,534,691
Gross profit from continuing operations	3,837,116	2,449,282	2,197,927	2,467,728
Net earnings (loss) from discontinued Engineering Division	77,422	2,229	(10,226)	76,505
Net earnings (loss) from continuing operations	236,077	(2,154,877)	(1,514,282)	(2,560,305)
Net earnings (loss) attributable to common stockholders	313,499	(2,152,648)	(1,524,508)	(2,546,800)
Basic earnings (loss) per share attributable to common stockholders:
Continuing operations	.04	(.38)	(.26)	(.37)
Discontinued operations	.01	—	—	.01
Total	.05	(.38)	(.26)	(.36)
Diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	.04	(.38)	(.26)	(.37)
Discontinued operations	.01	—	—	.01
Total	.05	(.38)	(.26)	(.36)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended September 30, 2000:
Revenues from continuing operations	$6,442,533	$8,105,968	$7,389,381	$14,261,789
Gross profit from continuing operations	1,496,995	1,946,929	1,845,038	3,083,162
Net earnings from discontinued Engineering Division	316,334	29,617	208,690	329,947
Net earnings (loss) from continuing operations	(160,398)	131,986	(30,794)	220,528
Net earnings (loss) attributable to common stockholders	155,936	161,603	177,896	550,475
Basic earnings (loss) per share attributable to common stockholders:
Continuing operations	(.03)	.03	(.01)	.04
Discontinued operations	.07	.01	.04	.04
Total	.04	.04	.03	.10
Diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	(.03)	.03	(.01)	.04
Discontinued operations	.06	.01	.04	.06
Total	.03	.04	.03	.10

Note 24—Subsequent Events

a.
Effective December 1, 2002 (the "Effective Date"), the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services, Inc. ("Elite"). The purchase price, payable at closing, was $1,264,000 (the "Base Purchase Price"), all of which was represented by a promissory note (the "Note") payable over eight years, in equal monthly installments. Imputed interest at the rate of 4% per year is included in the Note amount. Accordingly, the net Base Purchase Price was $1,083,813.

  In addition, Elite may also receive as additional purchase price, an amount equal to 10% of "Gross Profits" as defined in the Asset Purchase Agreement, of the acquired business between $2,500,000 and $3,000,000 per year plus 15% of Gross Profits of the acquired business in excess of $3,200,000 per year for a minimum of one year from the Effective Date, and for a period of two years from the Effective Date if Gross Profits for the first year reach specified levels.

  In connection with the acquisition, the Company also entered into an employment and non-compete agreement for a five-year period with the President and sole stockholder of Elite.

b.
On November 22, 2002, the Company received notification from the Nasdaq Listing and Hearing Review Council ("Review Council"), that it was affirming a previous decision to decision to de-list the Company's securities from the Nasdaq Stock Market. However, the Review Council also noted that, pursuant to Nasdaq Marketplace Rule 4850 (a), the NASD Board of Governors may call this decision for review in connection with an upcoming Board meeting.

c.
In October and November 2002, holders of Series E Preferred Stock converted 5,205 shares into 4,486,911 shares of the Company's Common Stock at conversion prices between $.108 and $.1365.

d.
In December 2002, the Company and Charles Sahyoun agreed to offset the $250,000 of the Third Payment due to the Company in connection with the sale of its Engineering Division against $250,000 of accrued commissions due Charles Sahyoun.

e.
In December 2002, in connection with the lender granting a waiver to the Company for violations of certain covenants under the loan and security agreement (the "Agreement"), the Company entered into a modification of the Agreement. The modification provides that borrowings under the agreement bear interest at 1 3/4% above the prime rate, as long as the Company is in violation of any of the covenants under the Agreement.

Stratus Services Group, Inc.
Schedule II—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at beginning of period	Charged to bad debt expense (3)	Other (1)	Deductions (Write-offs of bad debts)	Balance at end of period
September 30:
2002	$551,000	$1,650,000	$—	$(459,000)	$1,742,000
2001	255,000	$661,000	30,000	(395,000)	551,000
2000	703,000	—	142,500	(590,500)	255,000

Allowance for Recourse Obligation

	Balance at beginning of period	Charged to bad debt expense	Other (1)	Deductions (Write-offs of bad debts)	Balance at end of period
September 30:
2002	$—	$—	$—	$—	$—
2001	30,000	—	(30,000)	—	—
2000	50,000	122,500	(142,500)	—	30,000

Allowance for Investment in Related Party

	Balance at beginning of period	Charged to bad debt expense	Other (1)	Deductions (Write-offs of bad debts)	Balance at end of period
September 30:
2002	$—	$—	$—	$—	$—
2001	663,000	—	—	(663,000)	—
2000	663,000	—	—	—	663,000

Valuation Allowance for Deferred Taxes

	Balance at beginning of period	Charged to bad debt expense (2)	Other	Deductions (Write-offs of bad debts)	Balance at end of period
September 30:
2002	$2,914,000	$2,355,000	$—	$—	$5,269,000
2001	598,000	2,316,000	—	—	2,914,000
2000	1,158,000	(560,000)	—	—	598,000

(1)
Transfers between valuation accounts.

(2)
Reflects the increase (decrease) in the valuation allowance associated with net operating losses of the Company.

(3)
Includes $244,000 charged to discontinued operations in the year ended September 30, 2002.

QuickLinks

FORM 10-K STRATUS SERVICES GROUP, INC. Form 10-K for the Fiscal Year Ended September 30, 2002 Table of Contents
PART I
PART III
SIGNATURES
CERTIFICATION
CERTIFICATION
STRATUS SERVICES GROUP, INC. INDEX TO FINANCIAL STATEMENTS
As of September 30, 2002 and 2001 and for the Years Ended September 30, 2002, 2001 and 2000
Independent Auditors' Report
STRATUS SERVICES GROUP, INC. Balance Sheets
STRATUS SERVICES GROUP, INC. Statements of Operations
STRATUS SERVICES GROUP, INC. Statements of Cash Flows
STRATUS SERVICES GROUP, INC. Statements of Cash Flows - Continued
STRATUS SERVICES GROUP, INC. Statement of Stockholders' Equity
STRATUS SERVICES GROUP, INC. Statements of Comprehensive Income
STRATUS SERVICES GROUP, INC. Notes to Financial Statements
Stratus Services Group, Inc. Schedule II—Valuation and Qualifying Accounts