Form 10-Q
period 2002-12-31
STRATUS SERVICES GROUP INC
filed 2003-02-13
CIK 1044391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒                                No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☒

As of February 13, 2003, 17,289,161 shares of the Registrant’s common stock were outstanding.

Part I — Financial Information

Item 1. — Financial Statements

STRATUS SERVICES GROUP, INC.

Condensed Balance Sheets

	December 31, 2002	September 30, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,620	$162,646
Accounts receivable — less allowance for doubtful accounts of $1,523,000 and $1,742,000	11,457,414	9,179,543
Unbilled receivables	679,811	2,065,972
Other receivables	—	250,000
Prepaid insurance	2,845,381	2,709,331
Prepaid expenses and other current assets	329,822	333,601
	15,326,048	14,701,093

Property and equipment, net of accumulated depreciation	1,352,284	1,281,817
Intangible assets, net of accumulated amortization	8,737,190	7,887,727
Deferred financing costs, net of accumulated amortization	5,366	5,768
Other assets	182,001	154,991
	$25,602,889	$24,031,396

Liabilities and Stockholders’ Equity

Current liabilities
Loans payable (current portion)	$1,267,157	$580,830
Notes payable — acquisitions (current portion)	622,145	578,040
Line of credit	8,754,864	7,739,117
Cash overdraft	664,648	731,501
Insurance obligation payable	12,343	128,075
Accounts payable and accrued expenses	5,787,152	5,472,696
Accrued payroll and taxes	2,088,624	1,828,629
Payroll taxes payable	475,569	929,328
	19,672,502	17,988,216

Loans payable (net of current portion)	148,997	217,965
Notes payable — acquisitions (net of current portion)	2,546,112	1,919,532
Convertible debt	40,000	40,000
	22,407,611	20,165,713

Temporary equity — put options	823,000	823,000
Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series A voting redeemable convertible preferred stock, $.01 par value, 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $421,970 and $345,376)	3,420,970	3,293,376

Series E non-voting convertible preferred stock, $.01 par value, 11,478 and 16,683 shares issued and outstanding, liquidation preference of $1,147,800 (including unpaid dividends of $40,647 and $20,000)	1,188,447	1,485,947

Series F voting convertible preferred stock, $.01 par value, 10,000 shares issued and outstanding, liquidation preference of $1,000,000	1,000,000	1,000,000

Series H non-voting convertible preferred stock, $.01 par value, 5,000 shares issued and outstanding, liquidation preference of $500,000 (including unpaid dividends of $7,500 and $-0-)	507,500	500,000

Common stock, $.01 par value, 100,000,000 shares authorized; 16,259,478 and 11,522,567 shares issued and outstanding	162,595	115,226
Additional paid-in capital	12,761,770	12,626,733
Accumulated deficit	(16,669,004)	(15,978,599)
Total stockholders’ equity	2,372,278	3,042,683
	$25,602,889	$24,031,396

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2002	2001
Revenues	$22,147,728	$14,793,224

Cost of revenues	18,789,000	12,119,322

Gross Profit	3,358,728	2,673,902

Selling, general and administrative expenses	3,556,509	2,901,487

Operating (loss) from continuing operations	(197,781)	(227,585)

Other income (expenses)
Interest and financing costs	(498,911)	(512,043)
Other income	6,287	5,685
	(492,624)	(506,358)
(Loss) from continuing operations	(690,405)	(733,943)

Discontinued operations — earnings from discontinued Engineering Division	—	73,266

Net (loss)	(690,405)	(660,677)
Dividends and accretion on preferred stock	(366,094)	(124,000)

Net (loss) attributable to common stockholders	$(1,056,499)	$(784,677)

Net earnings (loss) per share attributable to common stockholders
Basic:
Earnings (loss) from continuing operations	$(.07)	$(.09)
Earnings from discontinued operations	—	.01
Net (loss)	$(.07)	$(.08)

Diluted:
(Loss) from continuing operations	$(.07)	$(.09)
Earnings from discontinued operations	—	.01
Net (loss)	$(.07)	$(.08)

Weighted average shares outstanding per common share
Basic	14,337,271	8,802,821
Diluted	14,337,271	8,802,821

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2002	2001
Cash flows from operating activities
Net (loss) from continuing operations	$(690,405)	$(733,943)
Net earnings from discontinued operations	—	73,266
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	138,879	132,877
Amortization	74,412	138,563
Provision for doubtful accounts	25,000	25,000
Deferred financing costs amortization	402	245,585
Loss on sales of shares of investment	—	9,550
Loss on extinguishment of convertible debt	—	11,184
Interest expense amortization for the intrinsic value of the beneficial conversion feature of convertible debentures	—	36,535
Accrued interest	(20,588)	50,221
Imputed interest	7,633	—
Changes in operating assets and liabilities
Accounts receivable	(916,710)	—
Prepaid insurance	(136,050)	45,617
Prepaid expenses and other current assets	3,779	(39,185)
Other assets	(27,010)	(122,909)
Insurance obligation payable	(115,732)	(253,044)
Accrued payroll and taxes	259,995	(224,723)
Payroll taxes payable	(453,759)	12,790
Accounts payable and accrued expenses	507,544	85,990
Total adjustments	(652,205)	43,548
	(1,342,610)	(617,129)

Cash flows (used in) investing activities
Purchase of property and equipment	(134,346)	(103,301)
Proceeds from sales of shares of investment	—	5,466
Payments for business acquisitions	(38,000)	—
	(172,346)	(97,835)

Cash flows from financing activities
Proceeds from issuance of common stock	—	193,250
Proceeds from loans payable	680,000	—
Payments of loans payable	(62,641)	(38,284)
Payments of notes payable — acquisitions	(182,823)	(105,000)
Net proceeds from line of credit	1,015,747	147,546
Cash overdraft	(66,853)	286,584
Net proceeds from convertible debt	—	243,620
Redemption of convertible debt	—	(145,242)
Dividends paid	(17,500)	—
	1,365,930	585,474
Net change in cash and cash equivalents	(149,026)	(129,490)
Cash and cash equivalents — beginning	162,646	171,822
Cash and cash equivalents — ending	$13,620	$42,332
Supplemental disclosure of cash paid
Interest	$519,499	$223,559
Schedule of Noncash Investing and Financing Activities
Fair value of assets acquired	$998,875	$—
Less: cash paid	(153,000)	—
Liabilities assumed	$845,875	$—

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Cash Flows - Continued

(Unaudited)

	Three Months Ended December 31,
	2002	2001
Issuance of common stock upon conversion of convertible preferred stock	$511,000	$—
Issuance of common stock in exchange for accounts payable and accrued expenses	$37,500	$59,000
Issuance of common stock upon conversion of convertible debt	$—	$273,502
Issuance of warrants for fees	$—	$55,000
Cumulative dividends and accretion on preferred stock	$348,594	$124,000

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

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

NOTE 2 — LIQUIDITY

At December 31, 2002, the Company had limited liquid resources.  Current liabilities were $19,672,502 and current assets were $15,326,048.  The difference of $4,346,454 is a working capital deficit, which is primarily the result of losses incurred during the years ended September 30, 2002 and 2001.  Current liabilities include a cash overdraft of $664,648, which is represented by outstanding checks.  These conditions raise substantial doubts about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s continuation of existence is dependent upon the continued cooperation of its creditors, its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

Management of the Company has taken steps to revise and reduce its operating requirement, which it believes will be sufficient to assure continued operations and implementation of the Company’s plans.  The steps include closing branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expenses.

NOTE 3 — EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.  Dilutive shares were -0- and -0- for the three months ended December 31, 2002 and 2001 respectively.

NOTE 4 — INTANGIBLE ASSETS

At the beginning of fiscal quarter ended December 31, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require that such assets be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired and written down to fair value.  In order to assess the fair value of its goodwill and indefinite-lived intangible assets as of the adoption date, the Company engaged an independent valuation firm to assist in determining the fair value.  The valuation process appraised the Company’s assets and liabilities using a combination of present value and multiple of earnings valuation techniques.  Based upon the results of the valuation it was determined that there was no impairment of goodwill.

As of December 31, 2002 and September 30, 2002, intangible assets consisted of the following:

	December 31, 2002	September 30, 2002
Goodwill	$8,020,953	$8,020,953
Covenant-not-to-compete	232,680	213,180
Customer list	1,796,091	891,716
	10,049,724	9,125,849
Less: accumulated amortization	(1,312,534)	(1,238,122)
	$8,737,190	$7,887,727

For the quarter ended December 31, 2001, the Company recorded goodwill amortization of $98,974.  Excluding this amortization expense net (loss) attributable to common stockholders from continuing operations for the three months ended December 31, 2001, would have been $(758,969) or $(.09) per basic and diluted share.

NOTE 5 — LINE OF CREDIT

The Company has a loan and security agreement (the “Agreement”) with a lending institution whereby the Company can borrow up to 85% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company’s tangible net worth (as defined).  Borrowings under the Agreement bear interest at 1 1/2% above the prime rate and are collateralized by substantially all of the Company’s assets.  The Agreement expires on June 12, 2003.

At December 31, 2002, the Company was in violation of the following covenants under the Agreement:

                (i)        Failing to meet the tangible net worth requirement, and;

                (ii)       The Company’s Common Stock being delisted from the Nasdaq SmallCap Market

The Company has received a waiver from the lender on the above violations and, in December 2002, entered into a modification of the Agreement.  The modification provides that borrowings under the Agreement bear interest at 1 ¾% above the prime rate, as long as the Company is in violation of any of the covenants under the Agreement.

The prime rate at December 31, 2002 was 4.25%.

NOTE 6 — CONVERTIBLE DEBT

At various times during the three months ended December 31, 2001, the Company issued convertible debentures through private placements.  The debentures bore interest at 6% a year, payable quarterly and had a maturity date of five years from issuance.  Each debenture was convertible after 120 days from issuance into the number of shares of the Company’s common stock determined by dividing the principal amount of the debenture by the lesser of (a) 120% of the closing bid price of the common stock on the trading day immediately preceding the issuance date or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of the conversion.  The Company had the right to prepay any of the debentures at any time at a prepayment rate that varied from 115% to 125% of the amount of the debenture depending on when the prepayment is made.

The discount arising from the 75% beneficial conversion feature was charged to interest expense during the period from the issuance of the debenture to the earliest time at which the debenture becomes convertible.

During the three months ended December 31, 2001, the Company redeemed $123,394 of debentures resulting in a loss of approximately $11,000 which is included in “Other income (expense)” in the condensed statement of operations.

NOTE 7 — PREFERRED STOCK

a.                                      Series A

The shares of Series A Preferred Stock have a stated value of $3.00 per share.  The difference between the carrying value and redemption value of the Series A Preferred Stock is being accreted through a charge to additional paid-in-capital through the June 30, 2008 redemption date.

The Series A Preferred Stock entitles the holders thereof to cumulative dividends at $.21 per share per year, payable semi-annually, commencing on December 31, 2001, when and if declared by the Board of Directors.  The shares of Series A Preferred Stock are convertible at the option of the holder into shares of the Company’s Common Stock on a one-for-one basis.  On June 30, 2008, the Company will be required to redeem any shares of Series A Preferred Stock outstanding at a redemption price of $3.00 per share together with accrued and unpaid dividends, payable at the Company’s option, either in cash or in shares of common stock.  For purposes of determining the number of shares which the Company will be required to issue if it chooses to pay the redemption price in shares of Common Stock, the Common Stock will have a value equal to the average closing price of the Common Stock during the five trading days immediately preceding the date of redemption.

b.                                      Series E

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

During the three months ended December 31, 2002, holders of Series E Preferred Stock converted 5,205 shares into 4,486,911 shares of Common Stock at conversion prices between $.108 and $.1365.

c.                                       Series F

In July 2002, the Company’s Chief Executive Officer invested $1,000,000 in the Company in exchange for 10,000 shares of newly created Series F Convertible Preferred Stock (the “Series F Preferred Stock”), which has a stated value of $100 per share.

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

d.                                      Series H

The holders of the Series H Preferred Stock are entitled to cumulative dividends at a rate of 6% per year, payable quarterly, commencing on March 30, 2004, in preference and priority to any payment of any dividend on the Company’s Common Stock.  Dividends may be paid, at the Company’s option, either in cash or in shares of Common Stock, valued at the Series H Conversion Price (as defined below).  Holders of Series H Preferred Stock are entitled to a liquidation preference of $100 per share, plus accrued and unpaid dividends before any liquidation payment may be made to holders of the Company’s Common Stock.

The Series H Preferred Stock is convertible into Common Stock at a conversion price (the “Series H Conversion Price”) equal to the lower of $.20 per share or the average market price of the Common Stock for the five trading days immediately preceding the conversion date.  The number of shares issuable upon conversion is determined by multiplying the number of shares of Series H Preferred Stock to be converted by $100 and dividing the result by the Series H Conversion Price then in effect.

Holders of Series H Preferred Stock do not have any voting rights, except as required by law.

The Company has the right, but not the obligation, to redeem the shares of Series H Preferred Stock at any time prior to conversion at a redemption price of 115% of the purchase price paid for the Series H Preferred Shares plus any accrued but unpaid dividends.

NOTE 8 — DISCONTINUED OPERATIONS, SALE OF ENGINEERING DIVISION

On March 28, 2002, the Company completed the sale of the assets of its Engineering Services Division (the “Division”) to SEA Consulting Services Corporation (“SEA”) pursuant to the Asset Purchase Agreement dated as of January 24, 2002, among the Company, SEP, LLC (“SEP”), Charles Sahyoun, Sahyoun Holders LLC and SEA.

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

                        (iii)      Five subsequent annual payments (the “Subsequent Payments”) which will be based upon a multiple of the annual successive increases, if any, in SEA’s profit during the five year period beginning on January 1, 2003 and ending December 31, 2007.

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

In December 2002, the Company and Charles Sahyoun agreed to offset the $250,000 of the Third Payment due to the Company against $250,000 of accrued commissions due Charles Sahyoun.

Revenues from the Division were $1,595,000 for the three months ended December 31, 2001.

NOTE 9 — ACQUISITION

Effective as of December 1, 2002, (the “Effective Date”), the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services (“Elite”), a California corporation.  The Company also took over Elite’s Downey, California office, from which Elite serviced no accounts but which it utilized as a corporate office.  The company will continue to utilize the Downey office as a regional corporate facility.  Pursuant to the terms of an Asset Purchase Agreement between the Registrant and Elite dated November 19, 2002 (the “Asset Purchase Agreement”), the purchase price payable at closing (the “Base Purchase Price”) for the assets was $1,264,000, all of which was represented by an unsecured promissory note.  In addition to the Base Purchase Price, Elite will also receive as a deferred purchase price, an amount equal to 10% of the annual “Gross Profits” as defined in the Asset Purchase Agreement of the acquired business between $2,500,000 and $3,200,000, and 15% of the annual Gross Profits of the acquired business in excess of $3,200,000 for a minimum period of one year from the Effective Date and for a period of two years from the Effective Date, if Gross Profits during the first year reach specified levels.  The note includes imputed interest at 4% per year and is payable over an eight-year period in equal monthly payments beginning 30 days after the Effective Date.  In connection with the transaction, Elite, its President and other key management members entered into Non-Competition and Non-Solicitation Agreements pursuant to which they agreed not to compete with the Registrant in the territories of the acquired business for periods ranging from twelve months to five years, and to not solicit the employees or customers of the acquired business for periods ranging from twelve months to five years.  Additionally, Elite’s President has also entered into an Employment Agreement, as of the Effective Date, with the Company for a minimum of a one year term.  This term can be extended if certain targeted Gross Profit levels are attained.

The Elite branches provide temporary light industrial and clerical staffing in six business locations in California and Nevada.

For financial accounting purposes, interest on the note has been imputed at a rate of 11% per year.  Accordingly, the note and Base Purchase Price has been recorded at $845,875.  There was an additional $153,000 of costs incurred in connection with the acquisition.

The following summarizes the fair value of the assets acquired at the date of acquisition based upon a third-party valuation of certain intangible assets:

Property and equipment	$75,000
Covenant-not-to-compete	19,500
Customer list	904,375
Total assets acquired	$998,875

The covenant-not-to-compete and customer list are being amortized over their estimated useful life of five and ten years, respectively.

The unaudited pro forma results of operations presented below assume that the acquisition and another acquisition that occurred effective January 1, 2002, had occurred at the beginning of fiscal 2002.  This information is presented for informational purposes only and includes certain adjustments such as amortization of intangibles resulting from the acquisitions and interest expense related to acquisition debt.

	Unaudited Three Months Ended December 31,
	2002	2001
Revenues	$27,725,728	$24,952,224
Net (loss) from continuing operations attributable to common stockholders	(996,525)	(797,943)

Net (loss) per share attributable to common stockholders
Basic	$(.07)	$(.09)
Diluted	$(.07)	$(.09)

NOTE 10 — RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2002, a son and the brother of the Chief Executive Officer of the Company each loaned $100,000 to the Company.  In addition, one of the members of the Board of Directors of the Company loaned $100,000 to the Company.  Each of the aforementioned loans is unsecured, due on demand and bear interest at various rates.  The loans are outstanding at December 31, 2002 and included in loans payable on the condensed balance sheet.

NOTE 11 - SUBSEQUENT EVENTS

a.                                       In January 2003, the Company received the decision of the NASD Board of Governors which has declined to call for review of the November 22, 2002 decision of the Nasdaq Listing and Hearing Review Council to delist the Company’s securities from the Nasdaq SmallCap Market.

b.                                      In January 2003, the Company’s Chief Executive Officer converted 1,000 shares of the Series F Preferred Stock into 1,000,000 shares of Common Stock.

c.                                       In January 2003, a $367,216 judgment was awarded against the Company to an insurance carrier.  We had previously recorded a reserve of $323,775 in connection with this matter.  As of February 13, 2003, the judgment was unpaid.

d.                                      In February 2003, the holder of a $100,000 short-term note due by the Company, agreed to convert the note into 1,000 shares of Series E Preferred Stock.  In addition, the holder purchased 6,000 shares of Series E Preferred Stock from the Company for $600,000.

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

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

Results of Operations

Discontinued Operations/Acquisition or Disposition of Assets

On January 24, 2002, we entered into an agreement to sell the assets of our Engineering Services Division (the “Division”) to SEA Consulting Services Corporation (“SEA”).  Closing of the sale was contingent upon shareholder approval and the receipt of a fairness opinion by us.

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

The Asset Purchase Agreement requires the purchaser to make the following additional payments to SEP:

                        (a)           A payment of $1 million, plus or minus the amount by which SEA’s profit for the six months ended June 30, 2002, as determined pursuant to the Asset Purchase Agreement, is greater or less than $600,000 (the “Second Payment”);

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

Effective December 1, 2002, we purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services, Inc.  We also took over Elite’s Downey, California office, from which Elite serviced no accounts, but which it utilized as a corporate office.  We will continue to utilize the Downey office as a regional corporate facility.  Pursuant to a Asset Purchase Agreement dated November 19, 2002 between us and Elite (the “Asset Purchase Agreement”), the purchase price paid at closing (the “Base Purchase Price”) was $1,264,000, all of which was represented by a promissory note (the “Note”) payable over eight years, in equal monthly installments.  Imputed interest at the rate of 4% per year is included in the Note amount.  For financial accounting purposes, interest on the note has been imputed at a rate of 11% per year.  Accordingly, the net Base Purchase Price was recorded as $845,875.

In addition to the Base Purchase Price, Elite may also receive as deferred purchase price an amount equal to 10% of “Gross Profits” as defined in the Asset Purchase Agreement, of the acquired business between $2,500,000 and $3,200,000 per year, plus 15% of Gross Profits of the acquired business in excess of $3,200,000 per year, for a minimum of one year from the Effective Date, and for a period of two years from the Effective Date if Gross Profits for the first year reach specified levels.

In connection with this acquisition, we also entered into an employment and non-compete agreement for a five-year period with the President and sole stockholder of Elite.

Continuing Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Revenues.  Revenues increased 49.7% to $22,147,728 for the three months ended December 31, 2002 from $14,793,224 for the three months ended December 31, 2001.  Approximately 87% of the increased amount was a result of the acquisitions in January and December 2002.

Gross Profit.  Gross profit increased 25.6% to $3,358,728 for the three months ended December 31, 2002 from $2,673,902 for the three months ended December 31, 2001, primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 15.2% for the three months ended December 31, 2002 from 18.1% for the three months ended December 31, 2001.  This decrease was a result of increased pricing competition of staffing services and increases in the cost of workers’ compensation insurance.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, not including depreciation and amortization, increased 27.1% to $3,343,218 for the three months ended December 31, 2002 from $2,630,047 for the three months ended December 31, 2001.  Selling, general and administrative expenses, not including depreciation and amortization, as a percentage of revenues decreased to 15.1% for the three months ended December 31, 2002 from 17.8% for the three months ended December 31, 2001.  The increase in the dollar amount is primarily a result of the acquisitions in January and December 2002, whereas the percentage of revenue decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expenses decreased 21.4% to $213,291 for the three months ended December 31, 2002 from $271,440 for the three months ended December 31, 2001.  Depreciation and amortization as a percentage of revenues decreased to 1.0% for the three months ended December 31, 2002 from 1.8% for the three months ended December 31, 2001.  The decrease was primarily due to the discontinuance of the amortization of goodwill.

Interest and Financing Costs.  Interest and financing costs decreased 2.6% to $498,911 for the three months ended December 31, 2002 from $512,043 for the three months ended December 31, 2001.  Included in the amounts for the three months ended December 31, 2001 was $36,535, which is the portion of the discount on the beneficial conversion feature of convertible debt.  Also included in the amounts for the three months ended December 31, 2001 was approximately $224,000 of amortization of deferred financing costs related to the convertible debt.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, we had a net loss and net loss attributable to common stockholders of ($690,405) and ($1,056,499), respectively for the three months ended December 31, 2002 compared to a net loss and net loss attributable to common stockholders of ($733,943) and ($857,943) for the three months ended December 31, 2001, respectively.

Liquidity and Capital Resources

At December 31, 2002, we had limited liquid resources.  Current liabilities were $19,672,502 and current assets were $15,326,048.  The difference of $4,346,454 is a working capital deficit, which is primarily the result of losses incurred during the last two years.  These conditions raise substantial doubts about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

We have taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans.  The steps include closing branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expenses.

Net cash used in operating activities was $1,342,610 and $617,129 in the three months ended December 30, 2002 and 2001, respectively.

Net cash used in investing activities was $172,346 and $97,835 in the three months ended December 31, 2002 and 2001, respectively.  Cash used for acquisitions for the three months ended December 31, 2002, was $38,000.  The balance in both periods was primarily for capital expenditures.

Net cash provided by financing activities was $1,365,930 and $585,474 in the three months ended December 31, 2002 and 2001, respectively.  We had net borrowings of $1,015,747 and $147,546 under our line of credit in the three months ended December 31, 2002 and 2001, respectively.  We also received net proceeds less redemptions of $98,378 from the issuance of convertible debt in the three months ended December 31, 2001.  During the three months ended December 31, 2001, we received $193,250 in proceeds from the issuance of our Common Stock.  Net short-term borrowings (repayments) were $617,359 and ($38,284) in the three months ended December 31, 2002 and 2001, respectively.  Payments of notes payable - acquisitions was $182,823 and $105,000 in the three months ended December 31, 2002 and 2001, respectively.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, start-up expenses of new offices, expansion of services offered, workers’ compensation, general liability and other insurance coverage’s, debt service and costs relating to other transactions such as acquisitions.  Temporary employees are paid weekly.

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

As a result of conversions of the debentures and certain transactions with the debenture holders, only $40,000 of debentures remained outstanding at September 30, 2002 and December 31, 2002.

We have a loan and security agreement (the “Agreement”) with a lending institution which provides for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000.  Advances under the Agreement bear interest at a rate of prime plus 1 1/2%.  The credit agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock.  Borrowings under the agreement are collateralized by substantially all of our assets.  As of December 31, 2002, $8,754,864 was outstanding under the credit agreement.

At December 31, 2002, we were in violation of the following covenants under the loan and security agreement:

        i)          Failing to meet the tangible net worth requirement;

        ii)         Our common stock being delisted from the Nasdaq SmallCap Market.

We have received a waiver from the lender on all of the above violations and in December 2002, entered into a modification of the Agreement.  The modification provides that borrowings under the Agreement bear interest at a rate of prime plus 1 3/4% as long as we are in violation of any of the covenants under the Agreement.

Holders of the 1,458,933 outstanding shares of our Series A Preferred Stock are entitled to dividends at a rate of $.21 per share per annum when and if declared by our Board of Directors in preference and priority to any payment of dividends on our common stock or any other series of our capital stock.  Dividends on the Series A Preferred Stock may be paid in additional shares of Preferred Stock if the shares of common stock issuable upon the conversion of the Series A Preferred Stock have been registered for resale under the Securities Act of 1933.  We are obligated to pay quarterly dividends to holders of our Series E Preferred Stock and, commencing March 2004, holders of our Series H Preferred Stock, at a rate of 6% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock.  We are obligated to pay monthly dividends on our Series F Preferred Stock at a rate of 7% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock.  The aggregate stated value of the Series E, Series F and Series H Preferred Stock was $1,147,800, $1,000,000 and $500,000, respectively, as of December 31, 2002.  Dividends on the Series E, Series F and Series H Preferred Stock may be paid at the Company’s option in shares of common stock (valued at the conversion price of the applicable class of preferred stock) if such shares have been registered for resale under the Securities Act of 1933.

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

Other fixed obligations that we had as of December 31, 2002 include:

•                                $1,297,693 under a promissory note bearing interest at 7% per annum which was issued in connection with our acquisition of Source One and which is payable in equal quarterly installments of $130,717 until its maturity date in August 2005.

•                                $1,017,078 under a promissory note bearing interest at 6% per annum which was issued in connection with our acquisition of certain assets of PES and which is payable in equal quarterly installments of $36,770 until its maturity date in December 2011.

•                                $1,237,666, including $410,492 of imputed interest, under a promissory note which was issued in connection with our acquisition of Elite and which is payable in equal monthly installments of $13,167 until its maturity in November 2010.

•                                $80,000 under a promissory note that was due in April 2002 which bears interest at 18% per annum.

•                                $26,312 due under promissory notes bearing interest at 6% per annum which were issued in connection with an acquisition transaction completed in January 2001 and which are past due.

•                                $150,318 under a promissory note which bears interest at 15% per annum and which requires us to make payments of principal and interest of $8,000 per month until its maturity date in October 2004.

•                                $167,758 under a non-interest bearing promissory note which requires us to make monthly payments of principal and interest of $13,437 and which is due in full upon the demand of the holder.

•                                $41,000 under a demand note bearing interest at 10% per annum issued to a corporation wholly owned by the son of Joseph J. Raymond, our Chief Executive Officer.

•                                $75,000 owed to Joseph J. Raymond, our Chief Executive Officer, in connection with a non-interest bearing demand loan.

•                                $805,000 under demand loans which bear interest at various rates, including $100,000 owed to a son of Joseph J. Raymond, our Chief Executive Officer.

•                                $97,078 under promissory notes used to acquire, and secured by, motor vehicles which require aggregate monthly payments of principal and interest of $3,453 and which becomes due in full at various dates between July and August, 2005.

All of our offices are leased through operating leases that are not included on the balance sheet.  As of December 31, 2002, future minimum lease payments under lease agreements having initial terms in excess of one year were:  2003 - $463,000, 2004-$221,000, 2005-$180,000, 2006 - $137,000 and 2007 - $137,000.

We may be required to make certain “earnout” payments to sellers of businesses that we have acquired in recent years, including Source One, PES and Elite.  The amount of these payments, if any, will depend upon the results of the acquired businesses.  There were no earnout payments made in fiscal 2002.

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

In January 2003, a $367,216 judgment was awarded against us to an insurance carrier.  We had previously recorded a reserve of $323,775 in connection with this matter.  As of February 13, 2003, the judgment was unpaid.

As of December 31, 2002, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements.  Stockholders’ equity at that date was $2,372,278 which represented 9% of total assets.

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

Impact of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets.  The pronouncement requires entities to discontinue the amortization of goodwill; reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142, and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment.  Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle.  Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment.

Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life.  If the useful life is determined to be indefinite, no amortization will be recorded.  For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed.  Other intangible assets are required to be tested for impairment in a manner similar to goodwill.  We adopted SFAS No. 142 and completed a transitional impairment test, as required by SFAS No. 142, and determined that there was no impairment of goodwill as of October 1, 2002.

In August 2001, the FASB issued SFAS No. 144, “Impairment of Long-Lived Assets”.  SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.  SFAS No. 144 retains the requirements of SFAS No.  121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset.  SFAS No. 144 removes goodwill from its scope.  SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, or for our fiscal year ending September 30, 2003.  The adoption of SFAS No. 144 did not have any material adverse impact on our financial position or results of our operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 may affect the timing of the recognition of future exit and disposal costs.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation.  The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure will provide the required interim and annual disclosures beginning in the quarter ended March 31, 2003.

Item 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our Loan and Security Agreement with Capital Tempfunds, Inc.  This credit agreement provides for a line of credit up to 85% of eligible accounts receivable, not to exceed $12,000,000.  Advances under this credit agreement bear interest at a rate of prime plus 1 ½%; however, advances will bear interest at an additional ¼% while we remain in violation of certain covenants.

We believe that our business operations are not exposed to market risk relating to foreign currency exchange risk or commodity price risk.

Item 4. — CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, who concluded that our disclosure controls and procedures are effective.  Their have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II — Other Information

Item 1 — Legal Proceedings

In January 2003, a $367,216 judgment was awarded against us to the plaintiff in Ace American Insurance Company v. Stratus Services Group, Inc., a contract/tort action in which the plaintiff alleged that we had failed to pay certain insurance premiums.  We had previously accrued a liability of $323,775 related to this matter.  As of February 13, 2003, the judgment was unpaid.

Item 2 — Changes in Securities and Use of Proceeds

Conversion of Series E Preferred Stock and Series F Preferred Stock

In October and November 2002, holders of Series E Preferred Stock converted 5,205 shares into 4,486,911 shares of our Common Stock at conversion prices between $.108 and $.1365.  The issuances of the Common Stock upon such conversions were made in reliance upon the exemptions from registration provided under Rule 506 and Section 4(2) of the Securities Act of 1933.

In January 2003, Joseph J. Raymond, our President and Chief Executive Officer, the holder of the Series F Preferred Stock, converted 1,000 shares into 1,000,000 shares of our Common Stock at a conversion price of $.10 per share.  The issuance of the Common Stock upon such conversion was made in reliance upon the exemptions from registration provided by Rule 506 and Section 4(2) of the Securities Act of 1933.

We did not receive any proceeds as a result of such conversions.

In February 2003, the holder of a $100,000 short-term note due by the Company agreed to convert the note into 1,000 shares of Series E Preferred Stock.  In addition, the holder purchased 6,000 shares of Series E Preferred Stock from the Company for $600,000.  The issuance of the Common Stock upon the conversion of the note and the issuance of the Series E Preferred Stock were made in reliance upon the exemptions provided under Rule 506 and Section 4(2) of the Securities Act of 1933.

The proceeds from the purchase will be utilized by the Company for debt reduction and general working capital purposes.

Item 3 — Defaults Upon Senior Securities

Dividends on our Series A Preferred Stock accrue at a rate of 7% per annum and are payable semi-annually when and if declared by our Board of Directors.  No such dividends have been declared and, as of the date of the filing of this report, $458,723.18 of dividends is in arrears on the Series A Preferred Stock.

Dividends on our Series E Preferred Stock accrue at a rate of 6% per annum, and are payable every 120 days.  As of the date of the filing of this report, $48,948.92 is in arrears on the Series E Preferred Stock.

Dividends on our Series H Preferred Stock accrue at a rate of 6% per year, payable quarterly, commencing on March 30, 2004.  As of the date of the filing of this report, $11,116.36 of such dividends have accrued, but are not yet in arrears.

Item 4 — Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended December 31, 2002.

Item 5 — Other Information

In February 2002, our common stock was delisted from the Nasdaq SmallCap Market.  As a result, our common shares currently trade on the OTC Bulletin Board.  In July 2002, the Nasdaq Listing and Hearing Review

Council reversed the delisting decision made by the Nasdaq Listing Qualifications Panel and remanded the decision to the Panel, subject to certain conditions.  These conditions included, among others, that we have shareholders’ equity of at least $4,500,000 as of June 30, 2002, and by September 30, 2002, demonstrate a closing bid of at least $1.00 per share.  In addition, the $1.00 closing bid price must be maintained for at least 10 consecutive trading days.  We did not have shareholders’ equity of $4,500,000 as of June 30, 2002, and the closing bid price of our common stock has been substantially less than $1.00 per share since the Council rendered its decision.  The Panel notified us in August 2002 that it was denying relisting due to our failure to meet conditions specified in the Council’s decision.  We filed an appeal of that decision.

On November 22, 2002, we received notification from the Nasdaq Listing and Hearing Review Council that it was affirming the Nasdaq Listing Qualification Panel’s decision to delist our securities from the Nasdaq Stock Market.  However, the Review Council also noted that pursuant to Nasdaq Marketplace Rule 4850(a), the NASD Board of Governors could call this decision for review in connection with a then upcoming Board meeting.  The Company has now received the decision of the NASD Board of Governors which has declined to call for review of the November 22, 2002 decision of the Nasdaq Listing and Hearing Review Council to delist the Company’s securities from the Nasdaq SmallCap Market.

Item 6 - Exhibits and Reports on Form 8-K

(a)                                                                      Exhibits

Number	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On November 26, 2002, we filed a Report on Form 8-K to report the acquisition, as of the effective date of December 1, 2002, of certain of the assets of Elite Personnel Services, Inc.

On January 30, 2003, the Company filed a report on Form 8-K/A with the Securities and Exchange Commission to amend and restate its current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2002, which excluded certain financial statements and pro forma financial information not available at the time of filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: February 13, 2003	By:	/s/ Joseph J. Raymond
Joseph J. Raymond
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: February 13, 2003	By:	/s/ Michael A. Maltzman
Michael A. Maltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

I, Joseph J. Raymond, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q for the quarterly period ended December 31, 2002 of Stratus Services Group, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       February 13, 2003

/s/ Joseph J. Raymond
Joseph J. Raymond
Chairman and Chief Executive Officer

CERTIFICATION

I, Michael A. Maltzman, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q for the quarterly period ended December 31, 2002 of Stratus Services Group, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       February 13, 2003

/s/ Michael A. Maltzman
Michael A. Maltzman
Vice President and Chief Financial Officer