Form 10-Q
period 2003-03-31
STRATUS SERVICES GROUP INC
filed 2003-05-15
CIK 1044391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 16, 2003, 18,901,478 shares of the Registrant’s common stock were outstanding.

Part I – Financial Information

Item 1. – Financial Statements

STRATUS SERVICES GROUP, INC.

Condensed Balance Sheets

	March 31, 2003	September 30, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$234,803	$162,646
Accounts receivable – less allowance for doubtful accounts of $1,555,000 and $1,742,000	12,418,719	9,179,543
Unbilled receivables	2,716,342	2,065,972
Other receivables	—	250,000
Prepaid insurance	2,474,746	2,709,331
Prepaid expenses and other current assets	320,068	333,601
	18,164,678	14,701,093

Property and equipment, net of accumulated depreciation	1,272,098	1,281,817
Intangible assets, net of accumulated amortization	1,568,607	802,145
Goodwill	7,085,582	7,085,582
Deferred financing costs, net of accumulated amortization	4,964	5,768
Other assets	180,899	154,991
	$28,276,828	$24,031,396
Liabilities and Stockholders’ Equity
Current liabilities
Loans payable (current portion)	$750,695	$464,830
Loans payable – related parties	341,000	116,000
Notes payable – acquisitions (current portion)	624,887	578,040
Line of credit	10,359,108	7,739,117
Cash overdraft	1,044,629	731,501
Insurance obligation payable	—	128,075
Accounts payable and accrued expenses	6,938,700	5,472,696
Accrued payroll and taxes	2,475,733	1,828,629
Payroll taxes payable	1,585,145	929,328
	24,119,897	17,988,216

Loans payable (net of current portion)	105,287	217,965
Notes payable – acquisitions (net of current portion)	2,388,818	1,919,532
Convertible debt	40,000	40,000
	26,654,002	20,165,713

Temporary equity – put options	823,000	823,000
Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series A voting redeemable convertible preferred stock, $.01 par value, 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $498,564 and $345,376)	3,549,564	3,293,376

Series E non-voting convertible preferred stock, $.01 par value, 18,046 and 16,683 shares issued and outstanding, liquidation preference of $1,804,600 (including unpaid dividends of $64,059 and $20,000)	1,868,659	1,485,947

Series F voting convertible preferred stock, $.01 par value, 8,000 shares issued and outstanding, liquidation preference of $800,000	800,000	1,000,000

Series H non-voting convertible preferred stock, $.01 par value, 5,000 shares issued and outstanding, liquidation preference of $500,000	500,000	500,000

Common stock, $.01 par value, 100,000,000 shares authorized; 18,491,478 and 11,522,567 shares issued and outstanding	184,915	115,226
Additional paid-in capital	12,394,387	12,626,733
Accumulated deficit	(18,497,699)	(15,978,599)
Total stockholders’ equity	799,826	3,042,683
	$28,276,828	$24,031,396

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002

Revenues	$25,607,094	$17,505,428	$47,754,822	$32,298,652

Cost of revenues	22,365,491	14,836,750	41,154,491	26,956,072

Gross Profit	3,241,603	2,668,678	6,600,331	5,342,580

Selling, general and administrative expenses	4,023,143	3,305,380	7,579,652	6,206,867

Other charges	523,000	—	523,000	—

Operating (loss) from continuing operations	(1,304,540)	(636,702)	(1,502,321)	(864,287)

Other income (expenses)
Interest and financing costs	(546,808)	(451,564)	(1,045,719)	(963,607)
Other income	22,653	35,825	28,940	41,510
	(524,155)	(415,739)	(1,016,779)	(922,097)
(Loss) from continuing operations	(1,828,695)	(1,052,441)	(2,519,100)	(1,786,384)

Discontinued operations – (loss) from discontinued Engineering Division	—	(312,059)	—	(238,793)
Gain on sale of Engineering Division	—	1,759,056	—	1,759,056
Net earnings (loss)	(1,828,695)	394,556	(2,519,100)	(266,121)
Dividends and accretion on preferred stock	(407,663)	(166,000)	(773,757)	(290,000)
Net earnings (loss) attributable to common stockholders	$(2,236,358)	$228,556	$(3,292,857)	$(556,121)

Net earnings (loss) per share attributable to common stockholders
Basic:
(Loss) from continuing operations	$(.13)	$(.12)	$(.21)	$(.22)
Earnings from discontinued operations	—	.14	—	.16
Net earnings (loss)	$(.13)	$.02	$(.21)	$(.06)

Diluted:
(Loss) from continuing operations	$(.13)	$(.12)	$(.21)	$(.22)
Earnings from discontinued operations	—	.14	—	.16
Net earnings (loss)	$(.13)	$.02	$(.21)	$(.06)

Weighted average shares, outstanding per common share
Basic	17,599,034	10,382,034	15,950,320	9,583,750
Diluted	17,599,034	10,382,034	15,950,320	9,583,750

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities
Net (loss) from continuing operations	$(2,519,100)	$(1,547,591)
Net (loss) from discontinued operations	—	(238,793)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	273,069	265,971
Amortization	181,057	272,024
Provision for doubtful accounts	50,000	208,000
Deferred financing costs amortization	804	388,978
Loss on sales of shares of investment	—	9,550
Gain on extinguishment of convertible debt	—	(3,277)
Gain on sale of Engineering Division	—	(1,759,056)
Interest expense amortization for the intrinsic value of the beneficial conversion feature of convertible debentures		104,535
Accrued interest	(7,388)	92,021
Imputed interest	22,747	—
Changes in operating assets and liabilities
Accounts receivable	(3,939,546)	(1,745,285)
Prepaid insurance	234,585	207,304
Prepaid expenses and other current assets	13,533	(58,480)
Other assets	(25,908)	12,836
Insurance obligation payable	(128,075)	(475,356)
Accrued payroll and taxes	647,104	75,916
Payroll taxes payable	655,817	238,819
Accounts payable and accrued expenses	1,645,892	943,141
Total adjustments	(376,309)	(1,222,359)
	(2,895,409)	(1,488,480)
Cash flows (used in) investing activities
Purchase of property and equipment	(188,350)	(246,399)
Proceeds from sales of shares of investment	—	5,466
Payments for business acquisitions	(61,644)	(181,920)
Net proceeds from sale of Engineering Division	—	1,459,079
	(249,994)	1,036,226
Cash flows from financing activities
Proceeds from issuance of Common Stock	—	222,083
Proceeds from issuance of Preferred Stock	186,400	282,500
Proceeds from loans payable	380,000	271,195
Payments of loans payable	(106,813)	(11,566)
Proceeds from loans payable – related parties	300,000	50,000
Payments of loans payable – related parties	(75,000)	(50,000)
Payments of notes payable – acquisitions	(352,489)	(142,769)
Net proceeds from line of credit	2,619,991	723,529
Cash overdraft	313,128	—
Cost in connection with common stock issued for acquisition	—	(2,000)
Net proceeds from convertible debt	—	326,871
Redemption of convertible debt	—	(301,992)
Dividends paid	(47,657)	—
	3,217,560	1,367,851
Net change in cash and cash equivalents	72,157	915,597
Cash and cash equivalents – beginning	162,646	171,822
Cash and cash equivalents – ending	$234,803	$1,087,419

Supplemental disclosure of cash paid
Interest	$1,047,762	$437,693
Schedule of noncash investing and financing activities
Fair value of assets acquired	$1,022,519	$1,814,355
Less: cash paid	(176,644)	(334,355)
Less: common stock and put options issued	—	(380,000)
Liabilities assumed	$845,875	$1,100,000

Issuance of Series B Preferred Stock in exchange for convertible and other debt (including $160,000 loans payable – related parties)	$—	$1,106,499
Issuance of common stock upon conversion of convertible preferred stock	$754,200	—
Issuance of common stock in exchange for accounts payable and accrued expenses	$37,500	$59,000
Issuance of common stock upon conversion of convertible debt	—	$736,003
Issuance of warrants for fees	—	$55,000
Cumulative dividends and accretion on preferred stock	$493,100	$290,000

STRATUS SERVICES GROUP, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

NOTE 2 – LIQUIDITY

At March 31, 2003, the Company had limited liquid resources.  Current liabilities were $24,119,897 and current assets were $18,164,678.  The difference of $5,955,219 is a working capital deficit, which is primarily the result of losses continuously incurred beginning the year ended September 30, 2001.  Current liabilities include a cash overdraft of $1,044,629, which is represented by outstanding checks.  These conditions raise substantial doubts about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Company continues to pursue other sources of equity or long-term debt financings.  The Company also continues to negotiate payment plans and other accommodations with its creditors.

NOTE 3 – EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.  There were no dilutive shares for the three and six months ended March 31, 2003 and 2002.

NOTE 4 – INTANGIBLE ASSETS

At the beginning of fiscal year ended September 30, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require that such assets be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired and written down to fair value.  In order to assess the fair value of its goodwill and indefinite-lived intangible assets as of the adoption date, the Company engaged an independent valuation firm to assist in determining the fair value.  The valuation process appraised the Company’s assets and liabilities using a combination of present value and multiple of earnings valuation techniques.  Based upon the results of the valuation it was determined that there was no impairment of goodwill.

As of March 31, 2003 and September 30, 2002, intangible assets consisted of the following:

	March 31, 2003	September 30, 2002

Covenant-not-to-compete	$232,680	$213,180
Customer list	1,819,735	891,716
	2,052,415	1,104,896
Less: accumulated amortization	(483,808)	(302,751)
	$1,568,607	$802,145

For the three and six months ended March 31, 2002, the Company recorded goodwill amortization of $72,294 and $144,588, respectively.  Excluding this amortization expense net (loss) attributable to common stockholders from continuing operations for the three and six months ended March 31, 2002, would have been $(1,146,147) and $(1,931,796) or $(.11) and $(.20) per basic and diluted share, respectively.

Estimated amortization expense for each of the next five years is as follows:

For the Year Ending March 31,
2004	$225,000
2005	192,000
2006	169,000
2007	97,000
2008	95,000

NOTE 5 – LINE OF CREDIT

The Company has a loan and security agreement (the “Agreement”) with a lending institution whereby the Company can borrow up to 85% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company’s tangible net worth (as defined).  Borrowings under the Agreement bore interest at 1 1/2% above the prime rate (see below) and are collateralized by substantially all of the Company’s assets.  The Agreement expires on June 12, 2004.

At March 31, 2003, the Company was in violation of the following covenants under the Agreement:

(i)        Failing to meet the tangible net worth requirement, and;

(ii)       The Company’s Common Stock being delisted from the Nasdaq SmallCap Market

The Company has received a waiver from the lender on the above violations and, in December 2002, entered into a modification of the Agreement.  The modification provided that borrowings under the Agreement bore interest at 1 ¾% above the prime rate, as long as the Company was in violation of any of the covenants under the Agreement.

Effective April 10, 2003, the Company entered into another modification of the Agreement which provides that borrowings under the Agreement bear interest at 3% above the prime rate.

The prime rate at March 31, 2003 was 4.25%.

NOTE 6 – CONVERTIBLE DEBT

At various times during the six months ended March 31, 2002, the Company issued convertible debentures through private placements.  The debentures bore interest at 6% a year, payable quarterly and had a maturity date of five years from issuance.  Each debenture was convertible after 120 days from issuance into the number of shares of the Company’s common stock determined by dividing the principal amount of the debenture by the lesser of (a) 120% of the closing bid price of the common stock on the trading day immediately preceding the issuance date or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of the conversion.  The Company had the right to prepay any of the debentures at any time at a prepayment rate that varied from 115% to 125% of the amount of the debenture depending on when the prepayment is made.

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

NOTE 7 – PREFERRED STOCK

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

During the six months ended March 31, 2003, holders of Series E Preferred Stock converted 5,637 shares into 4,718,911 shares of Common Stock at conversion prices between $.108 and $.186.

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

The Series F Preferred Stock is convertible into Common Stock at a conversion price (the “Series F Conversion Price”) equal to $.10 per share which was the market price at date of issuance.  The number of shares issuable upon conversion is determined by multiplying the number of shares of Series F Preferred Stock to be converted by $100, and dividing the result by the Series F Conversion Price.

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

During the six months ended March 31, 2003, the Company’s Chief Executive Officer converted 2,000 shares of the Series F Preferred Stock into 2,000,000 shares of Common Stock.

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

The Series H Preferred Stock is convertible into Common Stock at a conversion price (the “Series H Conversion Price”) equal to the lower of $.20 per share, which was the market price at date of issuance, or the average market price of the Common Stock for the five trading days immediately preceding the conversion date.  The number of shares issuable upon conversion is determined by multiplying the number of shares of Series H Preferred Stock to be converted by $100 and dividing the result by the Series H Conversion Price then in effect.

Holders of Series H Preferred Stock do not have any voting rights, except as required by law.

The Company has the right, but not the obligation, to redeem the shares of Series H Preferred Stock at any time prior to conversion at a redemption price of 115% of the purchase price paid for the Series H Preferred Shares plus any accrued but unpaid dividends.

NOTE 8 – OTHER CHARGES

During the period May 1, 2001 through May 20, 2002, the Company maintained workers’ compensation insurance with an insurance company, with a deductible of $150,000 per incident.  The Company had established reserves based upon its evaluation of the status of claims still open in conjunction with claims reserve information provided to the Company by the insurance company.  The Company believes that the insurance company has paid and reserved claims in excess of what should have been paid or reserved.  Although the Company believes it can recover some of the amounts already paid, this can only be pursued through litigation against the insurance company.  Since there is no assurance the Company will prevail, the Company recorded $523,000 of additional payments made and reserves in the three and six months ended March 31, 2003.

NOTE 9 – STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  Accordingly, no stock-based employee compensation cost has been recognized in the financial statements as all options granted under the Company’s stock option plan, had an exercise price at least equal to the market value of the underlying common stock on the date of grant.  The pro forma information below is based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, issued in December 2002.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002

Net (loss) from continuing operations attributable to common stockholders, as reported	$(2,236,358)	$(1,218,441)	$(3,292,857)	$(2,076,384)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(827,908)	(618,989)	(1,419,238)	(1,171,917)

Pro forma net (loss) from continuing operations attributable to common stockholders	$(3,064,266)	$(1,837,430)	$(4,712,095)	$(3,248,301)

(Loss) from continuing operations per common share attributable to common stockholders:
Basic - as reported	$(.13)	$(.12)	$(.21)	$(.22)
Basic - pro forma	$(.17)	$(.18)	$(.30)	$(.34)

Diluted - as reported	$(.13)	$(.12)	$(.21)	$(.22)
Basic - pro forma	$(.17)	$(.18)	$(.30)	$(.34)

NOTE 10 – DISCONTINUED OPERATIONS – SALE OF ENGINEERING DIVISION

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

(ii)               A payment of $1 million, plus or minus the amount by which SEA’s profit for the six months ended December 31, 2002, as determined pursuant to the Asset Purchase Agreement, is greater or less than $600,000 (the “Third Payment”);

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

The transaction resulted in a gain, which was calculated as follows:

Initial cash payment	$2,200,000
Guaranteed additional payments	500,000
Less costs of sale:
Allocation to Charles Sahyoun	(440,000)
Broker’s fee	(200,000)
Other costs	(100,921)
Balance	1,959,079
Net assets sold	200,023
Gain	$1,759,056

In December 2002, the Company and Charles Sahyoun agreed to offset the $250,000 of the Third Payment due to the Company against $250,000 of accrued commissions due Charles Sahyoun. As a result, the Company is not entitled to any additional payments under the Asset Purchase Agreement.

Revenues from the Division were $1,135,000 and $2,730,000 for the three and six months ended March 31, 2002, respectively.

NOTE 11 – ACQUISITION

Effective as of December 1, 2002, (the “Effective Date”), the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services (“Elite”), a California corporation.  The Elite branches provide temporary light industrial and clerical staffing in six business locations in California and Nevada. The Company also took over Elite’s Downey, California office, from which Elite serviced no accounts but which it utilized as a corporate office.  The company will continue to utilize the Downey office as a regional corporate facility.  The acquisition of Elite furthers the Company’s expansion into the California staffing market.  Pursuant to the terms of an Asset Purchase Agreement between the Registrant and Elite dated November 19, 2002 (the “Asset Purchase Agreement”), the purchase price payable at closing (the “Base Purchase Price”) for the assets was $1,264,000, all of which was represented by an unsecured promissory note.  In addition to the Base Purchase Price, Elite will also receive as a deferred purchase price, an amount equal to 10% of the annual “Gross Profits” as defined in the Asset Purchase Agreement of the acquired business between $2,500,000 and $3,200,000, and 15% of the annual Gross Profits of the acquired business in excess of $3,200,000 for a minimum period of one year from the Effective Date and for a period of two years from the Effective Date, if Gross Profits during the first year reach specified levels.  Any additional payments due will increase the value initially assigned to the customer list and be amortized over the remaining useful life of the customer list.  The note includes imputed interest at 4% per year and is payable over an eight-year period in equal monthly payments beginning 30 days after the Effective Date.  In connection with the transaction, Elite, its President and other key management members entered into Non-Competition and Non-Solicitation Agreements pursuant to which they agreed not to compete with the Registrant in the territories of the acquired business for periods ranging from twelve months to five years, and to not solicit the employees or customers of the acquired business for periods ranging from twelve months to five years.  Additionally, Elite’s President has also entered into an Employment Agreement, as of the Effective Date, with the Company for a minimum of a one year term.  This term can be extended if certain targeted Gross Profit levels are attained.

For financial accounting purposes, interest on the note has been imputed at a rate of 11% per year.  Accordingly, the note and Base Purchase Price has been recorded at $845,875.  There was an additional $176,644 of costs paid to third parties in connection with the acquisition.

The following summarizes the fair value of the assets acquired at the date of acquisition based upon a third-party valuation of certain intangible assets:

Property and equipment	$75,000
Covenant-not-to-compete	19,500
Customer list	928,019
Total assets acquired	$1,022,519

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

	Unaudited Six Months Ended March 31,
	2003	2002
Revenues	$53,332,822	$48,849,652
Net (loss) from continuing operations attributable to common stockholders	(3,192,883)	(2,160,384)

Net (loss) per share attributable to common stockholders
Basic	$(.20)	$(.23)
Diluted	$(.20)	$(.23)

NOTE 12 – RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2003, a son and the brother of the Chief Executive Officer of the Company (the “CEO”) each loaned $100,000 to the Company.  In addition, one of the members of the Board of Directors of the Company loaned $100,000 to the Company.  Each of the aforementioned loans is unsecured and is due on demand. The loans bear interest at various rates.  The loans are outstanding at March 31, 2003 and included in loans payable on the condensed balance sheet.

During the six months ended March 31, 2003, the CEO was repaid $75,000 for a previous loan to the Company.  In addition, the CEO loaned the Company $50,000, which was repaid prior to March 31, 2003.

NOTE 13 - SUBSEQUENT EVENT

In April 2003, holders of Series E Preferred Stock converted 1,015 shares into 410,000 shares of common stock at a conversion price of $.2475.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements.  Such statements involve assumptions, uncertainties and risks.  If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected.  Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our continued operating losses and their effect on liquidity; our ability to raise additional capital; the continued cooperation of our creditors; our ability to achieve and manage growth; our ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into our operations; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to cross-sell our services to existing clients; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; and other factors discussed from time to time in our filings with the Securities and Exchange Commission.  These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business.  The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and notes appearing elsewhere in this report.

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

The assets of the Division had been transferred to SEP, a limited liability company in which we owned a 70% interest, at the time of the execution of the Asset Purchase Agreement.  Sahyoun Holdings, LLC, a company wholly owned by Charles Sahyoun, the President of the Division, owns the remaining 30% interest in SEP.

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

(b)              A payment of $1 million, plus or minus the amount by which the SEA’s profit for the six months ended December 31, 2002, as determined pursuant to the Asset Purchase Agreement, is greater or less than $600,000 (the “Third Payment”);

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

Continuing Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues.  Revenues increased 46.3% to $25,607,094 for the three months ended March 31, 2003 from $17,505,428 for the three months ended March 31, 2002.  Approximately $7.4 million of the increase was attributable to the acquisition in December 2002.  Excluding acquisitions, revenues increased 4.1%.  This increase was a result of an increase in billable hours.

Gross Profit.  Gross profit increased 21.5% to $3,241,603 for the three months ended March 31, 2003 from $2,668,678 for the three months ended March 31, 2002, primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 12.7% for the three months ended March 31, 2003 from 15.2% for the three months ended March 31, 2002.  This decrease was a result of increased pricing competition of staffing services and increases in the cost of workers’ compensation insurance and state unemployment taxes.  In addition, we have been assessed the penalty rate by the New Jersey Department of Labor for state unemployment taxes because of payment delinquencies (see Part II – Item 5 of this report).  The estimated additional expense in the three months ended March 31, 2003 is $250,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, not including depreciation and amortization, increased 22.1% to $3,782,308 for the three months ended March 31, 2003 from $3,084,964 for the three months ended March 31, 2002.  Selling, general and administrative expenses, not including depreciation and amortization, as a percentage of revenues decreased to 14.8% for the three months ended March 31, 2003 from 17.6% for the three months ended March 31, 2002.  The increase in the dollar amount is primarily a result of the acquisitions in January and December 2002, whereas the percentage of revenue decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expenses, not including amortization of goodwill of $72,294 in the three months ended March 31, 2002, increased to $240,835 for the three months ended March 31, 2003 from $148,122 for the three months ended March 31, 2002.  Depreciation and amortization, not including the amortization of goodwill, as a percentage of revenues increased to 0.9% for the three months ended March 31, 2003 from 0.8% for the three months ended March 31, 2002.  The increase was due to capital expenditures and amortization of intangibles in connection with the acquisition in December 2002.

Other Charges.  During the period May 1, 2001 through May 20, 2002, we maintained workers’ compensation insurance with an insurance company, with a deductible of $150,000 per incident.  We had established reserves based upon our evaluation of the status of claims still open in conjunction with claims reserve information provided to us by the insurance company.  We believe that the insurance company has paid and reserved claims in excess of what should have been paid or reserved.  Although we believe we can recover some of the amounts already paid, this can only be pursued through litigation against the insurance company.  Since there is no assurance we will prevail, we recorded $523,000 of additional payments made and reserves in the three months ended March 31, 2003.

Interest and Financing Costs.  Interest and financing costs increased 21.1% to $546,808 for the three months ended March 31, 2003 from $451,564 for the three months ended March 31, 2002.  Included in the amounts for the three months ended March 31, 2002 was $68,000, which is the portion of the discount on the beneficial conversion feature of convertible debt.  The increase is attributable to the increase in borrowings under our line of credit because of increased revenues and additional loans required to provide funding for our operations.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, we had a net loss and net loss attributable to common stockholders of ($1,828,695) and ($2,236,358), respectively for the three months ended March 31, 2003 compared to a net loss and net loss attributable to common stockholders of ($1,052,441) and ($1,218,441) for the three months ended March 31, 2002, respectively.

Continuing Operations

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Revenues.  Revenues  increased 47.9% to $47,754,822 for the six months ended March 31, 2003 from $32,298,652 for the six months ended March 31, 2002.  Approximately $13.8 million of the increase was attributable to the acquisitions in January and December 2002.  Excluding acquisitions, revenues increased 5.1%.  This increase was the result of an increase in billable hours.

Gross Profit.  Gross profit increased 23.5% to $6,600,311 for the six months ended March 31, 2003 from $5,342,580 for the six months ended March 31, 2002, primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 13.8% for the six months ended March 31, 2003 from 16.5% for the six months ended March 31, 2002.  This decrease was a result of increased pricing competition of staffing services and increases in the cost of workers’ compensation insurance and state unemployment taxes.  In addition, we have been assessed the penalty rate by the New Jersey Department of Labor for state unemployment taxes because of payment delinquencies (see Part II – Item 5 of this report).  The estimated additional expense in the six months ended March 31, 2003 is $476,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, not including depreciation and amortization, increased 23.7% to $7,125,526 for the six months ended March 31, 2003 from $5,761,360 for the six months ended March 31, 2002.  Selling, general and administrative expenses, not including depreciation and amortization, as a percentage or revenues decreased to 14.9% for the six months ended March 31, 2003 from 17.8% for the six months ended March 31, 2002.  The increase in the dollar amount is primarily a result of the acquisitions in January and December 2002, whereas the percentage of revenue decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expenses, not including amortization of goodwill of $144,588 in the six months ended March 31, 2002, increased to $454,127 for the six months ended March 31, 2003 from $300,919 for the six months ended March 31, 2002.  Depreciation and amortization, not including the amortization of goodwill, as a percentage of revenues increased to 1.0% for the six months ended

March 31, 2003 from 0.9% for the six months ended March 31, 2002.  The increase was due to capital expenditures and amortization of intangibles in connection with the acquisition in December 2002.

Other Charges.  During the period May 1, 2001 through May 20, 2002, we maintained workers’ compensation insurance with an insurance company, with a deductible of $150,000 per incident.  We had established reserves based upon our evaluation of the status of claims still open in conjunction with claims reserve information provided to us by the insurance company.  We believe that the insurance company has paid and reserved claims in excess of what should have been paid or reserved.  Although we believe we can recover some of the amounts already paid, this can only be pursued through litigation against the insurance company.  Since there is no assurance we will prevail, we recorded $523,000 of additional payments made and reserves in the six months ended March 31, 2003.

Interest and Financing Costs.  Interest and financing costs increased 8.5% to $1,045,719 for the six months ended March 31, 2003 from $963,607 for the six months ended March 31, 2002.  Included in the amounts for the six months ended March 31, 2002 was $68,000, which is the portion of the discount on the beneficial conversion feature of convertible debt.  Also included in the amounts for the six months ended March 31, 2002 was approximately $224,000 of amortization of deferred financing costs related to the convertible debt.  The increase is attributable to the increase in borrowings under our line of credit because of increased revenues and additional loans required to provide funding for our operations.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, we had a net loss and net loss attributable to common stockholders of ($2,519,100) and ($3,292,857), respectively for the six months ended March 31, 2003 compared to a net loss and net loss attributable to common stockholders of ($1,786,384) and ($2,076,384) for the six months ended March 31, 2002, respectively.

Liquidity and Capital Resources

At March 31, 2003, we had limited liquid resources.  Current liabilities were $24,119,897 and current assets were $18,164,678.  The difference of $5,955,219 is a working capital deficit, which is primarily the result of losses incurred during the last two years.  These conditions raise substantial doubts about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

We have taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans.  The steps include closing branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expenses.  We continue to pursue other sources of equity or long-term debt financings.  We also continue to negotiate payments plans and other accommodations with our creditors.

Net cash used in operating activities was $2,895,409 and $1,488,480 in the six months ended March 31, 2003 and 2002, respectively.

Net cash provided by (used in) investing activities was ($249,994) and $1,036,226 in the six months ended March 31, 2003 and 2002, respectively.  The sale of our Engineering Division in the six months ended March 31, 2002 generated net cash proceeds of $1,459,079 which was used to fund operating activities.  Cash used for acquisitions for the six months ended March 31, 2003 and 2002 was $61,644 and $181,920, respectively.  The balance in both periods was primarily for capital expenditures.

Net cash provided by financing activities was $3,217,500 and $1,367,851 in the six months ended March 31, 2003 and 2002, respectively.  We had net borrowings of $2,619,991 and $723,529 under our line of credit in the six months ended March 31, 2003 and 2002, respectively.  We also received net proceeds less redemptions of $24,879 from the issuance of convertible debt in the six months ended March 31, 2002.  During the six months ended March 31, 2003 and 2002, we received $186,400 and $504,583, respectively, in proceeds from the issuance of our Common Stock and Preferred Stock.  Net short-term borrowings were $498,187 and $259,629 in the six months ended March 31, 2003 and 2002, respectively.  Payments of notes payable-acquisitions was $352,489 and $142,769 in the six months ended March 31, 2003 and 2002, respectively.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, start-up expenses of new offices, expansion of services offered, workers’ compensation, general liability and other insurance coverages, debt service and costs relating to other transactions such as acquisitions.  Temporary employees are paid weekly.

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

We have a loan and security agreement (the “Agreement”) with a lending institution which provides for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000.  Advances under the Agreement bore interest at a rate of prime plus 1 1/2% (see below).  The credit agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock.  Borrowings under the agreement are collateralized by substantially all of our assets.  As of March 31, 2003, $10,359,108 was outstanding under the credit agreement.

At March 31, 2003, we were in violation of the following covenants under the loan and security agreement:

i)                      Failing to meet the tangible net worth requirement;

ii)                   Our common stock being delisted from the Nasdaq SmallCap Market.

We have received a waiver from the lender on all of the above violations and in December 2002, entered into a modification of the Agreement.  The modification provided that borrowings under the Agreement bore interest at a rate of prime plus 1 3/4% as long as we are in violation of any of the covenants under the Agreement.

Effective April 10, 2003, the Company entered into another modification of the Agreement which provides that borrowings under the Agreement bear interest at 3% above the prime rate.

Holders of the 1,458,933 outstanding shares of our Series A Preferred Stock are entitled to dividends at a rate of $.21 per share per annum when and if declared by our Board of Directors in preference and priority to any payment of dividends on our common stock or any other series of our capital stock.  Dividends on the Series A Preferred Stock may be paid in additional shares of Preferred Stock if the shares of common stock issuable upon the conversion of the Series A Preferred Stock have been registered for resale under the Securities Act of 1933.  We are obligated to pay quarterly dividends to holders of our Series E Preferred Stock and, commencing March 2004, holders of our Series H Preferred Stock, at a rate of 6% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock.  We are obligated to pay monthly dividends on our Series F Preferred Stock at a rate of 7% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock.  The aggregate stated value of the Series E, Series F and Series H Preferred Stock was $1,804,600, $800,000 and $500,000, respectively, as of March 31, 2003.  Dividends on the Series E, Series F and Series H Preferred Stock may be paid at the Company’s option in shares of common stock (valued at the conversion price of the applicable class of preferred stock) if such shares have been registered for resale under the Securities Act of 1933.

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

Other fixed obligations that we had as of March 31, 2003 include:

•                       $1,189,686 under a promissory note bearing interest at 7% per annum which was issued in connection with our acquisition of Source One and which is payable in equal quarterly installments of $130,717 until its maturity date in August 2005.

•                       $995,565 under a promissory note bearing interest at 6% per annum which was issued in connection with our acquisition of certain assets of PES and which is payable in equal quarterly installments of $36,770 until its maturity date in December 2011.

•                       $1,211,332, including $395,378 of imputed interest, under a promissory note which was issued in connection with our acquisition of Elite and which is payable in equal monthly installments of $13,167 until its maturity in November 2010.

•                       $80,000 under a promissory note that was due in April 2002 which bears interest at 18% per annum.

•                       $12,500 due under promissory notes bearing interest at 6% per annum which were issued in connection with an acquisition transaction completed in January 2001 and which is payable in monthly installments of $5,000 through June 2003.

•                       $131,837 under a promissory note which bears interest at 15% per annum and which requires us to make payments of principal and interest of $8,000 per month until its maturity date in October 2004.

•                       $130,162 under a non-interest bearing promissory note which requires us to make monthly payments of principal and interest of $13,437 and which is due in full upon the demand of the holder.

•                       $41,000 under a demand note bearing interest at 10% per annum issued to a corporation wholly owned by the son of Joseph J. Raymond, our Chief Executive Officer.

•                       $725,000 under demand loans which bear interest at various rates, including $100,000 owed to a son of Joseph J. Raymond, our Chief Executive Officer.

•                       $88,983 under promissory notes used to acquire, and secured by, motor vehicles which require aggregate monthly payments of principal and interest of $3,453 and which become due in full at various dates between July and August, 2005.

All of our offices are leased through operating leases that are not included on the balance sheet.  As of March 31, 2003, future minimum lease payments under lease agreements having initial terms in excess of one year were:  2004- $543,000, 2005-$328,000, 2006-$167,000, 2007-$137,000 and 2008 - $11,000.

We may be required to make certain “earnout” payments to sellers of businesses that we have acquired in recent years, including Source One, PES and Elite.  The amount of these payments, if any, will depend upon the results of the acquired businesses.  There were no earnout payments made in fiscal 2002 or the six months ended March 31, 2003.

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

In January 2003, a $367,216 judgment was awarded against us to an insurance carrier.  As of February 13, 2003, the judgment was unpaid; however, we have entered into an agreement with the plaintiff which permits us to satisfy the judgment over a three year period.  The unpaid balance of $342,216 at March 31, 2003 is included in “Accounts payable and accrued expenses” on the balance sheet.

In April 2003, we were served with a Complaint and named as one of several Defendants in the matter of Lopez v. RSI Home Products, Inc. et al, (“RSI”), in the Superior Court of California, Orange County. RSI is one of our customers. The case is a class action proceeding alleging failure to pay hourly wages and overtime wages, failure to provide rest periods and meal periods or compensation in lieu thereof, failure to pay wages of terminated or resigned employees, knowing and intentional failure to comply with itemized employee wage statement provisions, violation of the unfair competition law, and breach of fiduciary duty. Stratus has engaged California counsel to represent it in such proceedings; the time to file an Answer has been extended to June 6, 2003 for all Defendants. The amount of Plaintiff’s claim against all Defendants is not yet reasonably determinable or quantifiable.

In February 2003, the New Jersey Department of Labor notified us that approximately $2,100,000 of payroll taxes are delinquent. We dispute that the entire amount is owed and have recently begun discussion with the New Jersey Department of Labor to determine the actual amount owed and arrange for payment of that amount over a period of time. As of December 31, 2002, a substantial portion of such payroll tax liabilities had been accrued.

As of March 31, 2003, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements.  Stockholders’ equity at that date was $799,826 which represented 7% of total assets.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements.  Previously, the criteria were based on control through voting interest.  Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  A company that consolidates a variable interest entity is called the primary beneficiary of that entity.  The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

SENSITIVE ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets. Actual results could differ from those estimates. The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002. As of March 31, 2003, there have been no material changes to any of the critical accounting policies contained therein.

Item 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our Loan and Security Agreement with Capital Tempfunds, Inc.  This credit agreement provides for a line of credit up to 85% of eligible accounts receivable, not to exceed $12,000,000.  Advances under this credit agreement bear interest at a rate of prime plus 3%.

We believe that our business operations are not exposed to market risk relating to foreign currency exchange risk or commodity price risk.

Item 4. – CONTROLS AND PROCEDURES

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

Part II – Other Information

Item 1 – Legal Proceedings

In January 2003, a $367,216 judgment was awarded against us to the plaintiff in Ace American Insurance Company v. Stratus Services Group, Inc., a contract/tort action in which the plaintiff alleged that we had failed to pay certain insurance premiums.  As of the date of the filing of this Report the judgment was unpaid; however, we have entered into an agreement with the plaintiff which permits us to satisfy the judgment over a three year period.  The unpaid balance of $342,216 at March 31, 2003 is included in “Accounts payable and accrued expenses” on the balance sheet.

In April 2003, we were served with a Complaint and were named as one of several Defendants in the matter of Lopez v. RSI Home Products, Inc. et al. (“RSI”), in the Superior Court of California, Orange County.  RSI is one of our customers.  The case is a class action claim alleging failure to pay hourly wages and overtime wages, failure to provide rest periods and meal periods or compensation in lieu thereof, failure to pay wages of terminated or resigned employees, knowing and intentional failure to comply with itemized employee wage statement provisions, violation of the unfair competition law, and breach of fiduciary duty.  Stratus has engaged California counsel to represent it in such proceedings; the time to file an Answer has been extended to June 6, 2003 for all Defendants.  The amount of Plaintiff’s claim against all Defendants is not yet reasonably determinable or quantifiable.

Item 2 – Changes in Securities and Use of Proceeds

Conversion of Series E Preferred Stock and Series F Preferred Stock

In March and April 2003, holders of Series E Preferred Stock converted an additional 1,445 shares into 642,000 shares of our Common Stock at conversion prices between $.185 and $.248.  The issuances of the Common Stock upon such conversions were made in reliance upon the exemptions from registration provided under Rule 506 and Section 4(2) of the Securities Act of 1933.

In February 2003, Joseph J. Raymond, our President and Chief Executive Officer, the holder of the Series F Preferred Stock, converted 1,000 shares into 1,000,000 shares of our Common Stock at a conversion price of $.10 per share.  The issuance of the Common Stock upon such conversion was made in reliance upon the exemptions from registration by Rule 506 and Section 4(2) of the Securities Act of 1933.

We did not receive any proceeds as a result of such conversions.

Item 3 – Defaults Upon Senior Securities

Dividends on our Series A Preferred Stock accrue at a rate of 7% per annum and are payable semi-annually when and if declared by our Board of Directors.  No such dividends have been declared and, as of the date of the filing of this report, $535,497 of dividends is in arrears on the Series A Preferred Stock.

Dividends on our Series E Preferred Stock accrue at a rate of 6% of the stated value per year, payable every 120 days.  As of the date of the filing of this report, $77,112 is in arrears on the Series E Preferred Stock.

Dividends on our Series H Preferred Stock accrue at a rate of 6% per year, payable quarterly, commencing on March 30, 2004.  As of the date of the filing of this report, $3,616 of such dividends have accrued, but are not yet in arrears.

Item 4 – Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended March 31, 2003.

Item 5 – Other Information

In February 2003, the New Jersey Department of Labor notified us that approximately $2,100,000 of payroll taxes are delinquent.  We dispute that the entire amount is owed and have recently begun discussions with the New Jersey Department of Labor to determine the actual amount owed and to arrange for payment of that amount over a period of time.  As of March 31, 2003, such payroll tax liabilities had been accrued.

Item 6 - Exhibits and Reports on Form 8-K

(a)             Exhibits

Number	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)             Reports on Form 8-K

On January 30, 2003, we filed a Form 8-K/A to amend our Form 8-k filed on November 26, 2002 to include pro forma financial information related to our acquisition of certain assets of Elite Personnel Services and certain historical financial information of the acquired business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: May 15, 2003	By:	/s/ Joseph J. Raymond
Joseph J. Raymond
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: May 15, 2003	By:	/s/ Michael A. Maltzman
Michael A. Maltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

I, Joseph J. Raymond, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 of Stratus Services Group, Inc.;

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

Date: May 15, 2003	By:	/s/ Joseph J. Raymond
Joseph J. Raymond
Chairman and Chief Executive Officer

CERTIFICATION

I, Michael A. Maltzman, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 of Stratus Services Group, Inc.;

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

Date: May 15, 2003	By:	/s/ Michael A. Maltzman
Michael A. Maltzman
Vice President and Chief Financial Officer