Form 10-Q
period 2003-06-30
STRATUS SERVICES GROUP INC
filed 2003-08-13
CIK 1044391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

As of August 6, 2003, 19,128,462 shares of the Registrant’s common stock were outstanding.

Part I – Financial Information

Item 1. – Financial Statements

STRATUS SERVICES GROUP, INC.

Condensed Balance Sheets

	June 30, 2003	September 30, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$374,973	$162,646
Accounts receivable – less allowance for doubtful accounts of $1,980,000 and $1,742,000	12,053,408	9,179,543
Unbilled receivables	2,610,814	2,065,972
Other receivables	—	250,000
Prepaid insurance	3,173,585	2,709,331
Prepaid expenses and other current assets	299,461	333,601
	18,512,241	14,701,093

Property and equipment, net of accumulated depreciation	1,169,008	1,281,817

Intangible assets, net of accumulated amortization	1,707,920	802,145
Goodwill	7,085,582	7,085,582
Deferred financing costs, net of accumulated amortization	4,562	5,768
Other assets	245,729	154,991
	$28,725,042	$24,031,396
Liabilities and Stockholders’ Equity
Current liabilities
Loans payable (current portion)	$1,043,917	$464,830
Loans payable – related parties	457,337	116,000
Notes payable – acquisitions (current portion)	645,453	578,040
Line of credit	9,508,071	7,739,117
Cash overdraft	1,652,252	731,501
Insurance obligation payable	168,604	128,075
Accounts payable and accrued expenses	8,108,535	5,472,696
Accrued payroll and taxes	2,462,760	1,828,629
Payroll taxes payable	1,922,572	929,328
	25,969,501	17,988,216

Loans payable (net of current portion)	105,460	217,965
Notes payable – acquisitions (net of current portion)	2,228,636	1,919,532
Convertible debt	40,000	40,000
	28,343,597	20,165,713

Temporary equity – put options	823,000	823,000
Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series A voting redeemable convertible preferred stock, $.01 par value, 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $575,158 and $345,376)	3,679,158	3,293,376

Series E non-voting convertible preferred stock, $.01 par value, 17,031 and 16,683 shares issued and outstanding, liquidation preference of $1,703,100 (including unpaid dividends of $94,040 and $20,000)	1,797,140	1,485,947

Series F voting convertible preferred stock, $.01 par value, 8,000 and 10,000 shares issued and outstanding, liquidation preference of $800,000 (including unpaid dividends of $14,000 and $-0-)	814,000	1,000,000

Series H non-voting convertible preferred stock, $.01 par value, 5,000 shares issued and outstanding, liquidation preference of $500,000 (including unpaid dividends of $7,500 and $-0-)	507,500	500,000

Common stock, $.01 par value, 100,000,000 shares authorized; 19,001,478 and 11,522,567 shares issued and outstanding	190,015	115,226
Additional paid-in capital	12,356,712	12,626,733
Accumulated deficit	(19,786,080)	(15,978,599)
Total stockholders’ equity (deficiency)	(441,555)	3,042,683
	$28,725,042	$24,031,396

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenues	$26,951,354	$19,269,395	$74,706,176	$51,568,047
Cost of revenues	23,335,202	16,387,222	64,489,693	43,343,294
Gross Profit	3,616,152	2,882,173	10,216,483	8,224,753
Selling, general and administrative expenses	4,551,259	4,337,929	12,130,911	10,535,246
Loss on impairment of goodwill	—	100,000	—	100,000
Other charges	—	103,226	523,000	103,226

Operating (loss) from continuing operations	(935,107)	(1,658,982)	(2,437,428)	(2,513,719)

Other income (expenses)
Interest and financing costs	(395,739)	(573,799)	(1,441,458)	(1,537,406)
(Loss) on sale of investment	—	(2,149,865)	—	(2,159,415)
Other income	42,465	25,260	71,405	66,770
	(353,274)	(2,698,404)	(1,370,053)	(3,630,051)

(Loss) from continuing operations	(1,288,381)	(4,357,386)	(3,807,481)	(6,143,770)

Discontinued operations – (loss) from discontinued Engineering Division	—	(7,366)	—	(246,159)
Gain on sale of Engineering Division	—	—	—	1,759,056
Net earnings (loss)	(1,288,381)	(4,364,752)	(3,807,481)	(4,630,873)
Dividends and accretion on preferred stock	(181,075)	(288,110)	(954,832)	(578,110)
Net earnings (loss) attributable to common stockholders	$(1,469,456)	$(4,652,862)	$(4,762,313)	$(5,208,983)

Net earnings (loss) per share attributable to common stockholders
Basic:
(Loss) from continuing operations	$(.08)	$(.40)	$(.28)	$(.66)
Earnings from discontinued operations	—	—	—	.15
Net earnings (loss)	$(.08)	$(.40)	$(.28)	$(.51)
Diluted:
(Loss) from continuing operations	$(.08)	$(.40)	$(.28)	$(.66)
Earnings from discontinued operations	—	—	—	.15
Net earnings (loss)	$(.08)	$(.40)	$(.28)	$(.51)

Weighted average shares, outstanding per common share
Basic	18,867,632	11,522,567	16,922,697	10,230,023
Diluted	18,867,632	11,522,567	16,922,697	10,230,023

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30, 2003	June 30, 2002
Cash flows (used in) operating activities
Net (loss) from continuing operations	$(3,807,481)	$(6,143,770)
Net (loss) from discontinued operations	—	1,512,897
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	409,607	388,274
Amortization	285,744	418,720
Provision for doubtful accounts	475,000	958,000
Loss on impairment of goodwill	—	100,000
Deferred financing costs amortization	1,206	405,069
Loss on sales of shares of investment	—	2,159,415
Gain on extinguishment of convertible debt	—	(3,277)
Gain on sale of Engineering Division	—	(1,759,056)
Interest expense amortization for the intrinsic value of the beneficial conversion feature of convertible debentures	—	104,535
Common stock and warrants issued for fees	47,000	—
Accrued interest	51,946	206,856
Imputed interest	45,029	—
Changes in operating assets and liabilities
Accounts receivable	(3,893,707)	(1,452,347)
Prepaid insurance	(464,254)	(1,307,771)
Prepaid expenses and other current assets	34,140	(17,593)
Other assets	(90,738)	20,234
Insurance obligation payable	40,529	(328,669)
Accrued payroll and taxes	634,131	80,483
Payroll taxes payable	993,244	651,956
Accounts payable and accrued expenses	2,512,393	1,595,740
Total adjustments	1,081,270	2,220,569
	(2,726,211)	(2,410,304)
Cash flows from (used in) investing activities
Purchase of property and equipment	(221,798)	(283,816)
Proceeds from sales of shares of investment	—	206,631
Payments for business acquisitions	(61,644)	(336,727)
Net proceeds from sale of Engineering Division	—	1,709,079
	(283,442)	1,295,167
Cash flows from financing activities
Proceeds from issuance of common stock	—	222,083
Proceeds from issuance of preferred stock	186,400	282,500
Proceeds from loans payable	755,000	828,195
Payments of loans payable	(188,418)	(235,596)
Proceeds from loans payable—related parties	416,337	50,000
Payments of loans payable—related parties	(75,000)	(50,000)
Payments of notes payable – acquisitions	(514,387)	(488,343)
Net proceeds from line of credit	1,768,954	(63,452)
Cash overdraft	920,751	872,334
Cost in connection with common stock issued for acquisition	—	(2,000)
Net proceeds from convertible debt	—	326,871
Redemption of convertible debt	—	(301,992)
Redemption of preferred stock	—	(455,000)
Dividends paid	(47,657)	—
	3,221,980	985,600
Net change in cash and cash equivalents	212,327	(129,537)
Cash and cash equivalents – beginning	162,646	171,822
Cash and cash equivalents – ending	$374,973	$42,285

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002

Supplemental disclosure of cash paid
Interest	$988,428	$881,100
Schedule of noncash investing and financing activities
Fair value of assets acquired	$1,266,519	$1,816,727
Less: cash paid	(176,644)	(336,727)
Less: common stock and put options issued	—	(380,000)
Liabilities assumed	$1,089,875	$1,100,000

Issuance of Series B Preferred Stock in exchange for convertible and other debt (including $160,000 loans payable-related parties)	$—	$1,106,499
Issuance of common stock upon conversion of convertible preferred stock	$855,700	$—
Issuance of common stock in exchange for accounts payable and accrued expenses	$37,500	$59,000
Issuance of common stock upon conversion of convertible debt	$—	$736,003
Issuance of warrants for fees	$19,500	$55,000
Issuance of common stock for fees	$27,500	$—
Cumulative dividends and accretion on preferred stock	$674,175	$578,110

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

NOTE 2 – LIQUIDITY

At June 30, 2003, the Company had limited liquid resources.  Current liabilities were $25,969,501 and current assets were $18,512,241.  The difference of $7,457,260 is a working capital deficit, which is primarily the result of losses continuously incurred beginning the year ended September 30, 2001.  Current liabilities include a cash overdraft of $1,652,252, which is represented by outstanding checks.  These conditions raise substantial doubts about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 3 – EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.  There were no dilutive shares for the three and nine months ended June 30, 2003 and 2002.

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

As of June 30, 2003 and September 30, 2002, intangible assets consisted of the following:

	June 30, 2003	September 30, 2002

Covenant-not-to-compete	$232,680	$213,180
Customer list	2,063,735	891,716
	2,296,415	1,104,896
Less: accumulated amortization	(588,495)	(302,751)
	$1,707,920	$802,145

For the three and nine months ended June 30, 2002, the Company recorded goodwill amortization of $72,294 and $216,882, respectively.  Excluding this amortization expense net (loss) attributable to common stockholders from continuing operations for the three and nine months ended June 30, 2002, would have been $(4,580,568) and $(4,992,101) or $(.40) and $(.49) per basic and diluted share, respectively.

Estimated amortization expense for each of the next five years is as follows:

For the Year Ending June 30,

2004	$398,000
2005	376,000
2006	169,000
2007	121,000
2008	118,000

NOTE 5 – LINE OF CREDIT

The Company has a loan and security agreement (the “Loan Agreement”) with a lending institution whereby the Company can borrow up to 85% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company’s tangible net worth (as defined).  Until December 2002, borrowings under the Agreement bore interest at 1 1/2% above the prime rate (see below) and are collateralized by substantially all of the Company’s assets.  The Loan Agreement expires on June 12, 2004.

At June 30, 2003, the Company was in violation of the following covenants under the Loan Agreement:

(i)                         Failing to meet the tangible net worth requirement, and;

(ii)                      The Company’s Common Stock being delisted from the Nasdaq SmallCap Market

The Company has received a waiver from the lender on the above violations and, in December 2002, entered into a modification of the Loan Agreement.  The modification provided that borrowings under the Loan Agreement bore interest at 1 ¾% above the prime rate, as long as the Company was in violation of any of the covenants under the Loan Agreement.

Effective April 10, 2003, the Company entered into another modification of the Loan Agreement which provides that borrowings under the Loan Agreement bear interest at 3% above the prime rate.

The prime rate at June 30, 2003 was 4.00%.

NOTE 6 – CONVERTIBLE DEBT

At various times during the nine months ended June 30, 2002, the Company issued convertible debentures through private placements.  The debentures bore interest at 6% a year, payable quarterly and had a maturity date of five years from issuance.  Each debenture was convertible after 120 days from issuance into the number of shares of the Company’s common stock determined by dividing the principal amount of the debenture by the lesser of (a) 120% of the closing bid price of the common stock on the trading day immediately preceding the issuance date or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of the conversion.  The Company had the right to prepay any of the debentures at any time at a prepayment rate that varied from 115% to 125% of the amount of the debenture depending on when the prepayment is made.

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

During the nine months ended June 30, 2003, holders of Series E Preferred Stock converted 6,652 shares into 5,128,911 shares of Common Stock at conversion prices between $.108 and $.2475.

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

During the nine months ended June 30, 2003, the Company’s Chief Executive Officer converted 2,000 shares of the Series F Preferred Stock into 2,000,000 shares of Common Stock.

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

NOTE 8 – OTHER CHARGES

During the period May 1, 2001 through May 20, 2002, the Company maintained workers’ compensation insurance with an insurance company, with a deductible of $150,000 per incident.  The Company had established reserves based upon its evaluation of the status of claims still open in conjunction with claims reserve information provided to the Company by the insurance company.  The Company believes that the insurance company has paid and reserved claims in excess of what should have been paid or reserved.  Although the Company believes it can recover some of the amounts already paid, this can only be pursued through litigation against the insurance company.  Since there is no assurance the Company will prevail, the Company recorded $523,000 of additional payments made and reserves in the nine months ended June 30, 2003.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net (loss) from continuing operations attributable to common stockholders, as reported	$(1,469,456)	$(4,645,496)	$(4,762,313)	$(6,721,880)

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(281,518)	(610,088)	(1,700,756)	(1,782,005)

Pro forma net (loss) from continuing operations attributable to common stockholders	$(1,750,974)	$(5,255,584)	$(6,463,069)	$(8,503,885)

(Loss) from continuing operations per common share attributable to common stockholders:
Basic – as reported	$(.08)	$(.40)	$(.28)	$(.51)
Basic – pro forma	$(.09)	$(.46)	$(.38)	$(.83)

Diluted – as reported	$(.08)	$(.40)	$(.28)	$(.51)
Basic – pro forma	$(.09)	$(.46)	$(.38)	$(.83)

NOTE 10 – INVESTMENT

In the six months ended June 2002, the Company sold its entire 26.3% investment in enterpriseAsia.com, a publicly-traded foreign company.  The Company received net proceeds of $206,631 and recorded a loss on the sales of $2,159,415.

NOTE 11 - DISCONTINUED OPERATIONS, SALE OF ENGINEERING DIVISION

On March 28, 2002, the Company completed the sale of the assets of its Engineering Services Division (the “Division”) to SEA Consulting Services Corporation (“SEA”) pursuant to the Asset Purchase Agreement dated as of January 24, 2002, among the Company, SEP, LLC (“SEP”), Charles Sahyoun, Sahyoun Holders LLC and SEA.

The assets of the Division had been transferred to SEP, a limited liability company in which the Company owned a 70% interest, at the time of the execution of the Asset Purchase Agreement.  Sahyoun Holders, LLC, a company wholly-owned by Charles Sahyoun, the President of the Division, owned the remaining 30% interest in SEP.

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

Revenues from the Division were $2,730,000 for the nine months ended June 30, 2002.

NOTE 12 – ACQUISITION

Effective as of December 1, 2002, (the “Effective Date”), the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services (“Elite”), a California corporation.  The Elite branches provide temporary light industrial and clerical staffing in six business locations in California and Nevada. The Company also took over Elite’s Downey, California office, from which Elite serviced no accounts but which it utilized as a corporate office.  The Company intends to continue to utilize the Downey office as a regional corporate facility.  The acquisition of Elite furthers the Company’s expansion into the California staffing market.  Pursuant to the terms of an Asset Purchase Agreement between the Registrant and Elite dated November 19, 2002 (the “Asset Purchase Agreement”), the purchase price payable at closing (the “Base Purchase Price”) for the assets was $1,264,000, all of which was represented by an unsecured promissory note.  In addition to the Base Purchase Price, Elite will also receive as a deferred purchase price, an amount equal to 10% of the annual “Gross Profits” as defined in the Asset Purchase Agreement of the acquired business between $2,500,000 and $3,200,000, and 15% of the annual Gross Profits of the acquired business in excess of $3,200,000 for a minimum period of one year from the Effective Date and for a period of two years from the Effective Date, if Gross Profits during the first year reach specified levels.  The note includes a stated imputed interest at 4% per year and is payable over an eight-year period in equal monthly payments beginning 30 days after the Effective Date.  In connection with the transaction, Elite, its President and other key management members entered into Non-Competition and Non-Solicitation Agreements pursuant to which they agreed not to compete with the Registrant in the territories of the acquired business for periods ranging from twelve months to five years, and to not solicit the employees or customers of the acquired business for periods ranging from twelve months to five years.  Additionally, Elite’s President has also entered into an Employment Agreement, as of the Effective Date, with the Company for a minimum of a one year term.  This term can be extended if certain targeted Gross Profit levels are attained.

For financial accounting purposes, interest on the note has been imputed at a rate of 11% per year.  Accordingly, the note and Base Purchase Price has been recorded at $845,875.  In accordance with SFAS No. 141, “Business Combinations” the contingent portion of the purchase price has been recognized as a liability to the extent that the net acquired assets exceed the purchase price.  Accordingly $244,000 is included in “Accounts payable and accrued expenses” on the attached condensed balance sheet as of March 31, 2003. There was an additional $176,644 of costs paid to third parties in connection with the acquisition.

The following summarizes the fair value of the assets acquired at the date of acquisition based upon a third-party valuation of certain intangible assets:

Property and equipment	$75,000
Covenant-not-to-compete	19,500
Customer list	1,172,019
Total assets acquired	$1,266,519

The covenant-not-to-compete and customer list are being amortized over their estimated useful life of five and seven years, respectively.

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

	Unaudited Nine Months Ended June 30,
	2003	2002

Revenues	$80,284,176	$74,511,047
Net (loss) from continuing operations attributable to common stockholders	(4,702,339)	(6,971,880)

Net (loss) per share attributable to common stockholders
Basic	$(.28)	$(.68)
Diluted	$(.28)	$(.68)

NOTE 13 – RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2003, a son and the brother of the Chief Executive Officer of the Company (the “CEO”) each loaned $100,000 to the Company.  In addition, two of the members of the Board of Directors of the Company loaned $100,000 and $116,337, respectively, to the Company.  Each of the aforementioned loans is unsecured and due on demand.  The loans are outstanding at June 30, 2003 and included in loans payable on the condensed balance sheet.

During the nine months ended June 30, 2003, the CEO was repaid $75,000 for a previous loan to the Company.  In addition, the CEO loaned the Company $50,000, which was repaid prior to June 30, 2003.

NOTE 14 - SUBSEQUENT EVENTS

In July 2003, the Company sold 14,362 shares of Series E Preferred Stock in private placements for $1,436,250 in cash.

In July 2003, holders of Series E Preferred Stock converted 200 shares into 126,984 shares of common stock at a conversion price of $.1575.

In July 2003, the Company entered into an agreement with the holder of the Series H Preferred Stock pursuant to which the 5,000 shares of Series H Preferred Stock plus accrued dividends of $8,750 were exchanged for 5,087 shares of Series E Preferred Stock.

On July 30, 2003, the Company and the Series E holders entered into a letter agreement (the “Compromise Agreement”) to compromise certain disputed penalties arising out of the Company’s alleged failure to timely cause the suspension of the effectiveness of the Company’s Form S-1 Registration Statement, filed with the SEC on behalf of the Series E holders to terminate at the earliest possible date.  Pursuant to the terms of the Compromise Agreement, while the Company does not admit that it failed to fulfill its contractual obligations to the Series E shareholders, in the interest of amicably resolving this matter, the Company issued an additional 4,477 shares of Series E Preferred Stock to the Series E shareholders.

On July 29, 2003, the Company received written notification from the holder of a put option that it was exercising its option which requires the Company to buy back 400,000 shares of its Common Stock at $2 per share.  The Company has thirty days from the receipt of the notification, unless otherwise agreed to in writing, to pay the $800,000.  The Company is attempting to negotiate an arrangement which would permit the Company to pay this amount over an extended period of time or upon receipt of financing.  No assurance can be given that the holder of the put option will agree to such an arrangement.

On July 31, 2003, the Company and Artisan (UK) plc (“Artisan”), the sole beneficial shareholder of Stratus’ issued and outstanding Series A Preferred Stock (the “Series A Stock”) entered into a letter agreement (the “Redemption Agreement”), which requires the Company to redeem, subject to the terms and conditions of the Redemption Agreement, the Series A Stock in the event that the Company raises at least $4.0 million in a proposed “best-efforts” public offering of securities (the “Offering”).  A copy of the Redemption Agreement is being filed as an Exhibit to this Form 10-Q.

Per the terms of the Redemption Agreement, within fifteen days after the Company completes the sale of at least $4,000,000 of securities in the Offering (the “Initial Closing”) the Company will be required to pay to Artisan the lump sum of $500,000.  In addition, the Company will be obligated to pay Artisan the sum of $250,000 by January 31, 2005, or, at its option, deliver to Artisan shares of common stock with an aggregate value of $250,000, based on the average of the closing bid prices of the Company’s common stock for the thirty consecutive trading days prior to January 31, 2005.

No interest will accrue on this obligation over such eighteen month period; however, in the event that the Company shall default on its obligations to pay such $250,000 in cash or in stock, then Artisan shall be entitled to receive a cash payment of $300,000, plus default interest, at a rate of 18% calculated on a daily basis, from the date of the default until the default is cured.

Artisan, or its designee, will be entitled to receive within fifteen days of the Initial Closing a number of shares of common stock equal to 5.5% of the issued and outstanding shares of common stock, as of the date of the Initial Closing.  Additionally, upon final completion of the Offering (the “Final Closing”), Artisan shall be entitled to receive such number of shares of common stock, as will result in Artisan holding, as of the date of the Final Closing, an amount of common shares equal to 5.5% of the Company’s common stock after giving effect to the assumed exercise of all warrants and options that have exercise prices equal to or below the then current market price of our common stock and the conversion of all convertible securities that then have conversion prices equal to or below the then current market price of our common stock.

In conjunction with the proposed issuance of common stock, Artisan has agreed to execute a lock-up agreement with the Company (the “Lock-Up Agreement”) with the following terms:

(a)                                  Any common stock issued in connection with the Redemption Agreement shall be subject to a lock-up for a period of fourteen months following issuance; however, Artisan will retain the voting rights to same; and

(b)                                 Any common stock held by Artisan as of the date of the signing of the Redemption Agreement, shall be subject to lock-up for a period of 135 days from the completion of the Initial Closing.  Thereafter, assuming the completion of a proposed 1-for-4 reverse split of the Company’s common stock in connection with the Offering, Artisan shall be entitled to sell up to 25,000 shares of common stock per month until July 31, 2004, when there will be no further restrictions on sales of the Company’s common stock by Artisan.

The Board of Directors of Stratus and the Board of Directors of Artisan have already approved of the entering into of the Redemption Agreement.

The completion of the above transactions is contingent upon completion of the Initial Closing of the Offering.

If the Company does not deliver the $500,000 and 5.5% of its outstanding common stock to Artisan within fifteen days of the Initial Closing, or if the Initial Closing does not take place within nine months of the date of the Redemption Agreement, then Artisan will have the right to immediately terminate the Redemption Agreement.

At the signing of the Redemption Agreement, the Company delivered into escrow all voting rights to the Series A Stock and the common stock held by Artisan as of that date.  After the Company pays Artisan the amounts owed to it in connection with the redemption of the Series A Preferred Stock, the proxy previously given by Artisan and its affiliates to Joseph J. Raymond, the Company’s Chairman and Chief Executive Officer, will terminate.

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

Introduction

We provide a wide range of staffing and productivity consulting services associated with such services nationally through a network of offices located throughout the United States.  Regardless of the type of temporary service offering we provide, we recognize revenues based on hours worked by assigned personnel.  Generally, we bill our customers a pre-negotiated, fixed rate per hour for the hours worked by our temporary employees.  We are responsible for workers’ compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we place.  These expenses are included in the cost of revenue.  Because we pay our temporary employees only for the hours they actually work, wages for our temporary personnel are a variable cost that increases or decreases in proportion to revenues.  Gross profit margin varies depending on the type of services offered.  In some instances, temporary employees placed by us may decide to accept an offer of permanent employment from the customer and thereby “convert” the temporary position to a permanent position.  Fees received from such conversions are included in our revenues.  Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.

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

The assets of the Division had been transferred to SEP, a limited liability company in which we owned a 70% interest, at the time of the execution of the Asset Purchase Agreement.  Sahyoun Holdings, LLC, a company wholly owned by Charles Sahyoun, the President of the Division, owned the remaining 30% interest in SEP.

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

Continuing Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues.  Revenues increased 39.9% to $26,951,354 for the three months ended June 30, 2003 from $19,269,395 for the three months ended June 30, 2002.  Approximately $6.9 million of the increase was attributable to the acquisition in December 2002.  Excluding acquisitions, revenues increased 4.0%.  This increase was a result of an increase in billable hours.

Gross Profit.  Gross profit increased 25.5% to $3,616,152 for the three months ended June 30, 2003 from $2,882,173 for the three months ended June 30, 2002, primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 13.4% for the three months ended June 30, 2003 from 15.0% for the three months ended June 30, 2002.  This decrease was a result of increased pricing competition for staffing services and increases in the cost of workers’ compensation insurance and state unemployment taxes.  In addition, we have been assessed the penalty rate by the New Jersey Department of Labor for state unemployment taxes because of payment delinquencies (see “Liquidity and Capital Resources”).  The estimated additional expense in the three months ended June 30, 2003 is $224,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, increased 17.0% to $3,883,035 for the three months ended June 30, 2003 from $3,318,929 for the three months ended June 30, 2002.  Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, as a percentage of revenues decreased to 14.4% for the three months ended June 30, 2003 from 17.2% for the three months ended June 30, 2002.  The increase in the dollar amount is primarily a result of the acquisition in December 2002, whereas the percentage of revenue decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expenses, not including amortization of goodwill of $72,294 in the three months ended June 30, 2002, increased to $241,225 for the three months ended June 30, 2003 from $196,706 for the three months ended June 30, 2002.  Depreciation and amortization, not including the amortization of goodwill, as a percentage of revenues decreased to 0.9% for the three months ended June 30, 2003 from 1.0% for the three months ended June 30, 2002.  The increase in dollar amount was due to capital expenditures and amortization of intangibles in connection with the acquisition in December 2002.

Provision for Doubtful Accounts.  Provision for doubtful accounts decreased to $425,000 for the three months ended June 30, 2003 from $750,000 for the three months ended June 30, 2002.  Provision for doubtful accounts as a percentage of revenue decreased to 1.6% for the three months ended June 30, 2003 from 3.9% for the three months ended June 30, 2002.  The greater amount in 2002 was due to a change in estimate in light of the downturn in the economy at that time and our evaluation of the recoverability of certain of our accounts.

Interest and Financing Costs.  Interest and financing costs decreased 31.0% to $395,739 for the three months ended June 30, 2003 from $573,799 for the three months ended June 30, 2002.  There was approximately $-0- and $211,000 in the three months ended June 30, 2003 and 2002, respectively, for bank overdraft charges.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, we had a net loss and net loss attributable to common stockholders of ($1,288,381) and ($1,469,456), respectively, for the three months ended June 30, 2003 compared to a net loss and net loss attributable to common stockholders of ($4,364,752) and ($4,652,862) for the three months ended June 30, 2002, respectively.

Continuing Operations

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Revenues.  Revenues increased 44.9% to $74,706,176 for the nine months ended June 30, 2003 from $51,568,047 for the nine months ended June 30, 2002.  Approximately $20.4 million of the increase was attributable to the acquisitions in January and December 2002.  Excluding acquisitions, revenues increased 5.3%.  This increase was the result of an increase in billable hours.

Gross Profit.  Gross profit increased 24.2% to $10,216,483 for the nine months ended June 30, 2003 from $8,224,753 for the nine months ended June 30, 2002, primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 13.7% for the nine months ended June 30, 2003 from 15.9% for the nine months ended June 30, 2002.  This decrease was a result of increased pricing competition for staffing services and increases in the cost of workers’ compensation insurance and state unemployment taxes.  In addition, we have been assessed the penalty rate by the New Jersey Department of Labor for state unemployment taxes because of payment delinquencies (see “Liquidity and Capital Resources”).  The estimated additional expense in the nine months ended June 30, 2003 is $700,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, increased 22.9% to $10,960,560 for the nine months ended June 30, 2003 from $8,920,739 for the nine months ended June 30, 2002.  Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, as a percentage of revenues decreased to 14.7% for the nine months ended June 30, 2003 from 17.3% for the nine months ended June 30, 2002.  The increase in the dollar amount is primarily a result of the acquisitions in January and December 2002, whereas the percentage of revenue decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expenses, not including amortization of goodwill of $216,882 in the nine months ended June 30, 2002, increased to $695,351 for the nine months ended June 30, 2003 from $497,625 for the nine months ended June 30, 2002.  Depreciation and amortization, not including the amortization of goodwill, as a percentage of revenues decreased to 0.9%

for the nine months ended June 30, 2003 from 1.0% for the nine months ended June 30, 2002.  The increase in the dollar amount was due to capital expenditures and amortization of intangibles in connection with the acquisition in December 2002.

Provision for Doubtful Accounts.  Provision for doubtful accounts decreased to $475,000 for the nine months ended June 30, 2003 from $900,000 for the nine months ended June 30, 2002.  Provision for doubtful accounts as a percentage of revenues decreased to 0.6% for the nine months ended June 30, 2003 from 1.7% for the nine months ended June 30, 2002.  The greater amount in 2002 was due to a change in estimate in light of the downturn in the economy at that time and our evaluation of the recoverability of certain of our accounts.

Loss on Sale of Investment.  In the nine months ended June 30, 2002, we sold 63,025,000 shares, representing our entire 26.3% investment in a publicly-traded foreign company for net proceeds of $206,631 and realized a loss of $2,159,415.

Other Charges.  During the period May 1, 2001 through May 20, 2002, we maintained workers’ compensation insurance with an insurance company, with a deductible of $150,000 per incident.  We had established reserves based upon our evaluation of the status of claims still open in conjunction with claims reserve information provided to us by the insurance company.  We believe that the insurance company has paid and reserved claims in excess of what should have been paid or reserved.  Although we believe we can recover some of the amounts already paid, this can only be pursued through litigation against the insurance company.  Since there is no assurance we will prevail, we recorded $523,000 of additional payments made and reserves in the nine months ended June 30, 2003.

Interest and Financing Costs.  Interest and financing costs decreased 6.2% to $1,441,458 for the nine months ended June 30, 2003 from $1,537,406 for the nine months ended June 30, 2002.  Included in the amounts for the nine months ended June 30, 2002 was $68,000, which is the portion of the discount on the beneficial conversion feature of convertible debt.  Also included in the amounts for the nine months ended June 30, 2002 was approximately $224,000 of amortization of deferred financing costs related to the convertible debt.  After giving effect to these convertible debt costs, there was a net increase which is attributable to the increase in borrowings under our line of credit because of increased revenues and additional loans required to provide funding for our operations.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, we had a net loss and net loss attributable to common stockholders of ($3,807,481) and ($4,762,313), respectively, for the nine months ended June 30, 2003 compared to a net loss and net loss attributable to common stockholders of ($4,630,873) and ($5,208,983) for the nine months ended June 30, 2002, respectively.

Liquidity and Capital Resources

At June 30, 2003, we had limited liquid resources.  Current liabilities were $25,969,501 and current assets were $18,512,241.  The difference of $7,457,260 is a working capital deficit, which is primarily the result of losses incurred during the last two years.  These conditions raise substantial doubts about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

We have taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans.  The steps include closing branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expenses.  We continue to pursue other sources of equity or long-term debt financings and in July 2003, we sold 14,362 shares of Series E Preferred Stock for aggregate gross proceeds of $1,807,000.  We also continue to negotiate payments plans and other accommodations with our creditors.

Net cash used in operating activities was $2,726,211 and $2,410,304 in the nine months ended June 30, 2003 and 2002, respectively.

Net cash provided by (used in) investing activities was ($283,442) and $1,295,167 in the nine months ended June 30, 2003 and 2002, respectively.  The sale of our Engineering Division and sale of an investment in the nine months ended June 30, 2002 generated net cash proceeds of $1,709,079 and $206,631, respectively, which was used to fund operating activities.  Cash used for acquisitions for the nine months ended June 30, 2003 and 2002 was $61,644 and $336,727, respectively.  The balance in both periods was primarily for capital expenditures.

Net cash provided by financing activities was $3,221,980 and $985,600 in the nine months ended June 30, 2003 and 2002, respectively.  We had net borrowings (reductions in borrowings) of $1,768,954 and ($63,452) under our line of credit in the nine months ended June 30, 2003 and 2002, respectively.  We also received net proceeds less redemptions of $24,879 from the issuance of convertible debt in the nine months ended June 30, 2002.  During the nine months ended June 30, 2003 and 2002, we received $186,400 and $504,583, respectively, in proceeds from the issuance of our Common Stock and Preferred Stock.  Net short-term borrowings were $907,919 and $592,599 in the nine months ended June 30, 2003 and 2002, respectively.  Payments of notes payable-acquisitions were $514,387 and $488,343 in the nine months ended June 30, 2003 and 2002, respectively.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, start-up expenses of new offices, expansion of services offered, workers’ compensation, general liability and other insurance coverage, debt service and costs relating to other transactions such as acquisitions.  Temporary employees are paid weekly.

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

As a result of conversions of the debentures and certain transactions with the debenture holders, only $40,000 of debentures remained outstanding at September 30, 2002 and June 30, 2003.

We have a loan and security agreement (the “Loan Agreement”) with a lending institution which provides for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000.  Until December 2002, advances under the Loan Agreement bore interest at a rate of prime plus 1 1/2% (see below).  The Loan Agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock.  Borrowings under the Loan Agreement are collateralized by substantially all of our assets.  As of June 30, 2003, $9,508,071 was outstanding under the Loan Agreement.

At June 30, 2003, we were in violation of the following covenants under the Loan Agreement:

i)                             Failing to meet the tangible net worth requirement;

ii)                          Our common stock being delisted from the Nasdaq SmallCap Market.

We have received a waiver from the lender on all of the above violations and in December 2002, entered into a modification of the Loan Agreement.  The modification provided that borrowings under the Loan Agreement bore interest at a rate of prime plus 1 3/4% as long as we are in violation of any of the covenants under the Agreement.

Effective April 10, 2003, the Company entered into another modification of the Loan Agreement which provides that borrowings under the Loan Agreement bear interest at 3% above the prime rate.

Holders of the 1,458,933 outstanding shares of our Series A Preferred Stock are entitled to dividends at a rate of $.21 per share per annum when and if declared by our Board of Directors in preference and priority to any payment of dividends on our common stock or any other series of our capital stock.  Dividends on the Series A Preferred Stock may be paid in additional shares of Preferred Stock if the shares of common stock issuable upon the conversion of the Series A Preferred Stock have been registered for resale under the Securities Act of 1933.  We are obligated to pay quarterly dividends to holders of our Series E Preferred Stock and, commencing March 2004, holders of our Series H Preferred Stock, at a rate of 6% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock.  We are obligated to pay monthly dividends on our Series F Preferred Stock at a rate of 7% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock.  The aggregate stated value of the Series E, Series F and Series H Preferred Stock was $1,703,100, $800,000 and $500,000, respectively, as of June 30, 2003.  Dividends on the Series E, Series F and Series H Preferred Stock may be paid at the Company’s option in shares of common stock (valued at the conversion price of the applicable class of preferred stock) if such shares have been registered for resale under the Securities Act of 1933.

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

Other fixed obligations that we had as of June 30, 2003 include:

•                              $1,079,789 under a promissory note bearing interest at 7% per annum which was issued in connection with our acquisition of Source One and which is payable in equal quarterly installments of $130,717 until its maturity date in August 2005.

•                              $995,565 under a promissory note bearing interest at 6% per annum which was issued in connection with our acquisition of certain assets of PES and which is payable in equal quarterly installments of $36,770 until its maturity date in December 2011.

•                              $1,171831, including $373,097 of imputed interest, under a promissory note which was issued in connection with our acquisition of Elite and which is payable in equal monthly installments of $13,167 until its maturity in November 2010.

•                              $80,000 under a promissory note that was due in April 2002 which bears interest at 18% per annum.

•                              $96,759 under a promissory note which bears interest at 15% per annum and which requires us to make payments of principal and interest of $8,000 per month until its maturity date in October 2004.

•                              $91,905 under a non-interest bearing promissory note which requires us to make monthly payments of principal and interest of $13,437 and which is due in full upon the demand of the holder.

•                              $41,000 under a demand note bearing interest at 10% per annum issued to a corporation wholly owned by the son of Joseph J. Raymond, our Chief Executive Officer.

•                              $1,216,337 under demand loans which bear interest at various rates, including $100,000 owed to a son of Joseph J. Raymond, our Chief Executive Officer.

•                              $80,714 under promissory notes used to acquire, and secured by, motor vehicles which require aggregate monthly payments of principal and interest of $3,453 and which become due in full at various dates between July and August, 2005.

All of our offices are leased through operating leases that are not included on the balance sheet.  As of June 30, 2003, future minimum lease payments under lease agreements having initial terms in excess of one year were:  2004- $621,000, 2005-$373,000, 2006-$137,000 and 2007-$34,000.

We may be required to make certain “earnout” payments to sellers of businesses that we have acquired in recent years, including Source One, PES and Elite.  The amount of these payments, if any, will depend upon the results of the acquired businesses.  There were no earnout payments made in fiscal 2002 or the nine months ended June 30, 2002.  There is $244,000 included in accounts payable and accrued expenses on the balance sheet as of June 30, 2003 for estimated earnout payments that we recorded as part of the acquisition of Elite.

Source One has the right to require us to repurchase 400,000 shares of our common stock at a price of $2.00 per share at any time after July 27, 2003 and before the later of July 27, 2005 and the full payment of the outstanding note that we issued to it in connection with the acquisition transaction completed with Source One in July 2001.  Source One notified us that it was exercising this right on July 29, 2003.  Payment is due by August 28, 2004.  The Company is attempting to negotiate an arrangement which would permit the Company to pay this amount over an extended period of time or upon receipt of financing.  No assurance can be given that Source One will agree to such an arrangement.  In addition, the holder of the $80,000 note which was due in April 2002 has the right to require us to repurchase 20,000 shares of common stock at a price of $1.00 per share plus interest at a rate of 15% per annum until the note is paid in full.

In January 2003, a $367,216 judgment was awarded against us to an insurance carrier.  As of February 13, 2003, the judgment was unpaid; however, we have entered into an agreement with the plaintiff which permits us to satisfy the judgment over a three year period.  The unpaid balance of $267,216 at June 30, 2003 is included in “Accounts payable and accrued expenses” on the balance sheet.

In February 2003, the New Jersey Department of Labor notified us that approximately $2,100,000 of payroll taxes are delinquent.  We dispute that the entire amount is owed and have recently begun discussion with the New Jersey Department of Labor to determine the actual amount owed and arrange for payment of that amount over a period of time.  As of June 30, 2003, a substantial portion of such payroll tax liabilities had been accrued.

In April 2003, we were served with a Complaint and were named as one of several Defendants in the matter of Lopez v. RSI Home Products, Inc. et al. (“RSI”), in the Superior Court of California, Orange County.  RSI was one of our customers.  They have since terminated our contract.  The case is a class action proceeding alleging failure to pay hourly wages and overtime wages, failure to provide rest periods and meal periods or compensation in lieu thereof, failure to pay wages of terminated or resigned employees, knowing and intentional failure to comply with itemized employee wage statement provisions, violation of the unfair competition law, and breach of fiduciary duty.  Defendant RSI has filed a request for arbitration primarily addressing our alleged indemnification obligations to it and we have counterclaimed stating that RSI is obligated to indemnify it.  We have engaged California counsel to represent it in such proceedings; the time to file an Answer has been extended until such time as the arbitration case has been decided.  The amount of Plaintiff’s claim against all Defendants is not yet reasonably determinable or quantifiable.

In July 2003, we entered into an agreement to redeem all of the outstanding shares of our Series A Preferred Stock.  Our obligation to redeem the Series A shares is contingent upon us raising at least $4.0 million in a proposed “best efforts” public offering of securities.  The terms of the proposed redemption transaction are described in Part II – Item 5 of this report.

As of June 30, 2003, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements.  As of June 30, 2003, we have a stockholders’ equity (deficiency) of ($141,455).

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

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes.  Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets.  Actual results could differ from those estimates.  The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.  As of June 30, 2003, there have been no material changes to any of the critical accounting policies contained therein.

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

Item 4. – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, who concluded that our disclosure controls and procedures were effective as of the date of the evaluation.  Their were no significant changes in our internal controls during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our  evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II – Other Information

Item 1 – Legal Proceedings

In April 2003, we were served with a Complaint and were named as one of several Defendants in the matter of Lopez v. RSI Home Products, Inc. et al. (“RSI”), in the Superior Court of California, Orange County.  RSI was one of our customers.  They have since terminated our contract.  The case is a class action proceeding alleging failure to pay hourly wages and overtime wages, failure to provide rest periods and meal periods or compensation in lieu thereof, failure to pay wages of terminated or resigned employees, knowing and intentional failure to comply with itemized employee wage statement provisions, violation of the unfair competition law, and breach of fiduciary duty.  Defendant RSI has filed a request for arbitration primarily addressing our alleged indemnification obligations to it and we have counterclaimed stating that RSI is obligated to indemnify it.  We have engaged California counsel to represent us in such proceedings; the time to file an Answer has been extended until such time as the arbitration case has been decided.  The amount of Plaintiff’s claim against all Defendants is not yet reasonably determinable or quantifiable.

Item 2 – Changes in Securities and Use of Proceeds

Conversion of Series E Preferred Stock and Series F Preferred Stock

In July 2003, we sold an aggregate of $1,395,000 (14,362 shares) of Series E Preferred Stock in a private placement to 31 investors.  The issuances of the Series E Preferred Stock were made in reliance upon the exemptions from registration provided by Rule 506 and Section 4(2) of the Securities Act of 1933.  The proceeds from the offering will be used by us for working capital purposes.

In July 2003, holders of Series E Preferred Stock converted 200 shares into 126,894 shares of common stock at a conversion price of $.1576.  Additionally, in July 2003, we entered into an agreement with the holder of the Series H Preferred Stock pursuant to which the holder exchanged its remaining 5000 shares of Series H Preferred Stock, on which $8,750 of dividends had accrued, for 5,087 shares of Series E Preferred Stock.  This exchange transaction was conducted under Section 3(a)(9) of the Securities Act of 1933.

We did not receive any proceeds from such conversions or exchanges.

On July 30, 2003, we entered into an agreement (the “Compromise Agreement”) with a holder of the Series E Preferred Stock, to compromise certain disputed penalties arising out of our alleged failure to timely cause the suspension of the effectiveness of the Form S-1 Registration Statement that we filed on behalf of the Series E holders to terminate at the earliest possible date.  Pursuant to the terms of the Compromise Agreement, while we do not admit that we failed to fulfill our contractual obligations to the Series E holders, in the interest of amicably resolving this matter, we agreed to issue an additional 4,477 shares of Series E Preferred Stock to the Series E holders.

Item 3 – Defaults Upon Senior Securities

Dividends on our Series A Preferred Stock accrue at a rate of 7% per annum and are payable semi-annually when and if declared by our Board of Directors.  No such dividends have been declared and, as of the date of the filing of this report, $611,252 of dividends is in arrears on the Series A Preferred Stock.

Dividends on our Series E Preferred Stock accrue at a rate of 6% of the stated value per year, payable every 120 days.  As of the date of the filing of this report, $32,420 is in arrears on the Series E Preferred Stock.

Item 4 – Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended June 30, 2003.

Item 5 – Other Information

On July 31, 2003, we entered into an agreement (the “Redemption Agreement”) with Artisan (UK) plc (“Artisan”), the sole beneficial shareholder of our issued and outstanding Series A Preferred Stock (the “Series A Stock”) which requires us to redeem, subject to the terms and conditions of the Redemption Agreement, the Series A Stock in the event that we raise at least $4.0 million in a proposed “best-efforts” public offering of securities (the “Offering”).  A copy of the Redemption Agreement is being filed as an Exhibit to this Form 10-Q.

Per the terms of the Redemption Agreement, within fifteen days after we complete the sale of at least $4,000,000 of securities in the Offering (the “Initial Closing”) we will be required to pay to Artisan the lump sum of $500,000.  In addition, we will be obligated to pay Artisan the sum of $250,000 by January 31, 2005, or, at our option, deliver to Artisan shares of our common stock with an aggregate value of $250,000, based on the average of the closing bid prices for our common stock for the thirty consecutive trading days prior to January 31, 2005.

No interest will accrue on this obligation over such eighteen month period; however, in the event that we default on our obligations to pay such $250,000 in cash or in stock, then Artisan shall be entitled to receive a cash payment of $300,000, plus default interest, at a rate of 18% calculated on a daily basis, from the date of the default until the default is cured.

Artisan, or its designee, will be entitled to receive within fifteen days of the Initial Closing a number of shares of common stock equal to 5.5% of the issued and outstanding shares of our common stock, as of the date of the Initial Closing.  Additionally, upon final completion of the Offering (the “Final Closing”), Artisan shall be entitled to receive such number of shares of common stock, as will result in Artisan holding, as of the date of the Final Closing, a number of common shares equal to 5.5% of our common stock after giving effect to the assumed exercise of all warrants and options that have exercise prices equal to or below the then current market price of our common stock and the conversion of all convertible securities that then have conversion prices equal to or below the then current market price of our common stock.

In conjunction with the proposed issuance of common stock, Artisan has agreed to execute a lock-up agreement with us (the “Lock-Up Agreement”) with the following terms:

(a)                                  Any common stock issued in connection with the Redemption Agreement shall be subject to a lock-up for a period of fourteen months following issuance; however, Artisan will retain the voting rights to same; and

(b)                                 Any common stock held by Artisan as of the date of the signing of the Redemption Agreement, shall be subject to lock-up for a period of 135 days from the completion of the Initial Closing.  Thereafter, assuming the completion of a proposed 1-for-4 reverse split of our common stock in connection with the Offering, Artisan shall be entitled to sell up to 25,000 shares of common stock per month until July 31, 2004, when there will be no further restriction on sales of our common stock by Artisan.

The completion of the above transactions is contingent upon completion of the Initial Closing of the Offering.  No assurance can be given that we will be able to sell any securities in the proposed Offering.  The information provided above with respect to the proposed Offering does not constitute an offer to sell securities.  Any offer to sell securities will be made only by prospectus after we file a registration statement with the Securities and Exchange Commission.

If we do not deliver the $500,000 and 5.5% of our outstanding common stock to Artisan within fifteen days of the Initial Closing, or if the Initial Closing does not take place within nine months of the date of the Redemption Agreement, then Artisan will have the right to immediately terminate the Redemption Agreement.

At the signing of the Redemption Agreement, we delivered into escrow all voting rights to the Series A Stock and the common stock held by Artisan as of that date.  After we pay Artisan the amounts owed to it in connection with our redemption of the Series A Preferred Stock, the proxy previously given by Artisan and its affiliates to Joseph J. Raymond, our Chairman and Chief Executive Officer, will terminate.

Item 6 - Exhibits and Reports on Form 8-K

(a)                                                 Exhibits

Number	Description

10.15	Form of Securities Purchase Agreement between the Company and Series E Shareholders

10.16	Compromise Agreement between the Company and Series E Shareholders dated July 22, 2003

10.17	Redemption Agreement dated July 31, 2003 between Artisan (UK) plc and the Company

10.18	Share Exchange Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: August 13, 2003	By:	/s/ Joseph J. Raymond
Joseph J. Raymond
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: August 13, 2003	By:	/s/ Michael A. Maltzman
Michael A. Maltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)