Form 10-K/A
period 2002-09-30
STRATUS SERVICES GROUP INC
filed 2003-10-14
CIK 1044391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15789

STRATUS SERVICES GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware

22-3499261

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Craig Road, Suite 201, Manalapan, New Jersey 07726
(Address of principal executive offices)

(732) 866-0300
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

(Title of class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock as reported by the OTC Bulletin Board, as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $4,526,767, based upon 6,117,253 shares held by non-affiliates.

The number of shares of Common Stock, $.01 par value, outstanding as of December 17, 2002 was 16,289,161.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements.  Such statements involve assumptions, uncertainties and risks.  If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected.  Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our ability to raise additional capital; our ability to achieve and manage growth; our ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into our operations; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to cross-sell our services to existing clients; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; our ability to continue to maintain workers’ compensation, general liability and other insurance coverages; the continued cooperation of our creditors; and other factors discussed in Item 1 of this Annual Report under the caption “Factors Affecting Future Operating Results” and from time to time in our filings with the Securities and Exchange Commission.  These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business.  The following discussion and analysis should be read in conjunction with the Financial Statements and notes appearing elsewhere in this Annual Report.

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

We offer different groups of staffing services comprised of Staffing Services, SMARTSolutions™ and Information Technology Services.  Our Staffing Services offering provides temporary workers for short-term needs, extended-term temporary employees, temporary-to-permanent placements, recruiting, permanent placements, payroll processing, on-site supervising and human resource consulting. Our SMARTSolutions™ technology, available through our Staffing Services branch offices, provides a comprehensive, customized staffing program designed to reduce labor and management costs and increase workforce efficiency.  Stratus Technology Services (“STS”) provides information technology (“IT”) staffing solutions to Fortune 1000, middle market and emerging companies.  STS offers expertise in a wide variety of technology practices and disciplines ranging from networking professionals to internet development specialists and application programmers.  All service groups seek to act as business partners to our clients rather than merely a vendor.  In doing so, they seek to systematically enhance client productivity and positively impact our and our clients’ financial results.  We are headquartered at 500 Craig Road, Suite 201, Manalapan, New Jersey 07726 and our telephone number is (800) 777-1557.

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

Material Recent Events

Effective December 1, 2002 (the “Effective Date”), we purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services, Inc. (“Elite”).  We also took over Elite’s Downey, California office, from which Elite serviced no accounts, but which it utilized as a corporate office.  We will continue to utilize the Downey office as a regional corporate facility.  Detailed information regarding this transaction is set forth in Part II – Item 7 of this Report under the caption “Results of Operations – Discontinued Operations/Acquisitions or Disposition of Assets.”

On November 22, 2002, we received notification from the Nasdaq Listing and Hearing Review Council (“Review Council”), that it was affirming the Nasdaq Listing Qualifications Panel’s decision to delist our securities from the Nasdaq Stock Market.  However, the Review Council also noted that, pursuant to Nasdaq Marketplace Rule 4850 (a), the NASD Board of Governors may call this decision for review in connection with an upcoming Board meeting.  We will be provided with written notice if the Review Council decision represents the final action of the NASD following that meeting.

Principal Services & Markets

Our business operations are classified as one segment of different types of staffing services that consists of Staffing Services, SMARTSolutions™ and Information Technology Services service offerings, each service offering having a particular specialty niche within our broad array of targeted markets for all our staffing services.

Staffing Services includes both personnel placement and employer services such as payrolling, outsourcing, on-site management and administrative services.  Payrolling typically involves the placement of individuals identified by a customer as short-term seasonal or special use workers to our payroll for a designated period.  Outsourcing represents a growing trend among businesses to contract with third parties to provide a particular function or business department for an agreed price over a designated period.  On-site services involve the placement of a Company employee at the customer’s place of business to manage all of the customer’s temporary staffing requirements.  Administrative services include skills testing, drug testing and risk management services.  Skills testing available to the Company’s customers include cognitive, personality and psychological evaluation and drug testing that is confirmed through an independent, certified laboratory.

Staffing Services can also be separated into assignment types into supplemental staffing, long-term staffing and project staffing.  Supplemental staffing provides workers to meet variability in employee cycles, and assignments typically range from days to months.  Long-term staffing provides employees for assignments that typically last three to six months but can sometimes last for years.  Project staffing provides companies with workers for a time specific project and may include providing management, training and benefits.

Staffing services are marketed through our on-site sales professionals throughout our nationwide network of offices.  Generally, new customers are obtained through customer referrals, telemarketing, advertising and participating in numerous community and trade organizations.

SMARTSolutions™ .   SMARTSolutions™ is a customized staffing program provided through our staffing services offices designed to reduce labor and management costs and increase workplace efficiency.  While we assist the client in attempting to reach certain targets and milestones, our billings do not depend on the success or failure of the client achieving or not achieving such milestones.

While SMARTSolutions™ is designed to be most effective in manufacturing, distribution and telemarketing operations, it is marketed to all companies that have at least 50 people dedicated to specific work functions that involve repetitive tasks measurable through worker output and could benefit from proactive workforce management.  Since SMARTSolutions™ is a more sophisticated offering of our traditional staffing services, we have developed a national marketing team dedicated strictly to marketing these programs.  However, the team utilizes our Staffing Services branch staff to identify companies within their geographic regions that could potentially benefit from a SMARTSolutions™ program.  Once identified, the team assumes full responsibility for the sales process.  A significant portion of our SMARTSolutions™ clients have been obtained through this process or from “word of mouth” recommendations from current SMARTSolutions™ customers.

Stratus Technology Services, LLC.  We provide Information Technology (“IT”) services throughout our branch network through our affiliate, Stratus Technology Services, LLC (“STS”).  STS was formed in November 2000 as a 50/50 joint venture between us and Fusion Business Services, LLC, a New Jersey based technology project management firm, to consolidate and manage the company-wide technology services business into a single entity focused on establishing market share in the IT market for staffing services.  See “Part III-Item 13 Certain Relationships and Related Party Transactions”, STS markets its services to client companies seeking staff for project staffing, system maintenance, upgrades, conversions, installations, relocations, etc.  STS provides broad-based professionals in such disciplines as finance, pharmaceuticals, manufacturing and media and include such job specifications as Desktop Support Administrators, Server Engineers, Programmers, Mainframe IS Programmers, System Analysts, Software Engineers and Programmer Analysts.  In addition, STS, through its roster of professionals, can initiate and manage turnkey IT projects and provide outsourced IT support on a twenty-four hour, seven day per week basis.

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

MAINTAIN ENTREPRENEURIAL AND DECENTRALIZED OFFICES WITH STRONG CORPORATE SUPPORT.  We seek to foster an entrepreneurial environment by operating each office as a separate profit center, by giving managers and staff considerable operational autonomy and financial incentives.  We have designed programs to encourage a “team” approach in all aspects of sales and recruiting, to improve productivity and to maximize profits.  We believe that this structure allows us to recruit and retain highly motivated managers who have demonstrated the ability to succeed in a competitive environment.  This structure also allows managers and staff to focus on branch operations while relying on corporate headquarters for support in back-office operations, such as risk management programs and unemployment insurance, credit, collections, advice on legal and regulatory matters, quality standards and marketing.

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

We believe that our investments in information technology will increase our management’s ability to store, retrieve, process and manage information.  As a result, we believe we will be able to improve service to our customers and employees by reducing errors and speeding the resolution of inquiries, while more efficiently allocating resources devoted to developing and maintaining the Company’s information technology infrastructure.

CONTROL COSTS THROUGH EMPHASIS ON RISK MANAGEMENT.  Workers’ compensation and unemployment insurance premiums are significant expenses in the temporary staffing industry.  Workers’ compensation costs are particularly high in the light industrial sector.  Furthermore, there can be significant volatility in these costs.  We have a dedicated risk management department that has developed risk management programs and loss control strategies that we believe will improve management’s ability to control these employee-related costs through pre-employment safety training, safety assessment and precautions in the workplace, post-accident procedures and return to work programs.  We believe that its emphasis on controlling employee-related costs enables branch office managers to price services more competitively and improve profitability.

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

•      Expand SMARTSolutions™ and Vendor-on-Premise Programs.  We have taken advantage of industry trends by continuing to promote our SMARTSolutions™ program and “vendor-on-premises” programs.  As of December 17, 2002, we had four SMARTSolutions™ sites and vendor-on-premises programs.  Under these programs, we assume administrative responsibility for coordinating all essential staffing services throughout a customer’s location, including skills testing and training.

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

In evaluating potential acquisition candidates, we focus on independent staffing companies with a history of profitable operations, a strong management team, a recognized presence in secondary markets and compatible corporate philosophies and culture.  We have used, and may continue to use, a team approach by making select corporate officers and outside consultants responsible for identifying prospective acquisitions, performing due diligence, negotiating contracts and subsequently integrating the acquired companies.  The integration of newly acquired companies generally involves standardizing each company’s accounting and financial procedures with those of ours.  Acquired companies typically are brought under our uniform risk management program and key personnel of acquired companies often become part of field management.  Marketing, sales, field operations and personnel programs must be reviewed and, where appropriate, conformed to the practices of our existing operations.

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

•      In January 1999, we completed the acquisition of the assets of B & R Employment, Inc. (“B & R”), a $4 million (in annual revenues) Wilmington, Delaware based provider of traditional temporary staffing services.   This acquisition gave us an immediate presence in the industrial and banking center of Delaware.

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

•      In January 2002, we acquired the assets of the seven Southern California branches of Provisional Employment Services, Inc. (“PES”), a $23 million (in annual revenues) Orange, California based provider of light industrial and clerical staffing services.  This acquisition establishes a strong base in Southern California for regional expansion.

•      In March 2002, we acquired certain assets (the “Sale Assets”) of Eden Health Employment Services (“Eden”), a temporary staffing firm located in Union City, New Jersey from Wells Fargo Credit, Inc. (“Wells Fargo”).  Pursuant to the terms and conditions of the transaction, Wells Fargo transferred its rights, title and interest in the Sale Assets free and clear of any liens of Wells Fargo and any liens subordinated thereto.  The purchase price for the Sale Assets is a royalty payable monthly through October 20, 2004.  The royalty is an amount based on a percentage derived from sales/placements attributable to Eden.  Any invoices billed by Eden on or after March 4, 2002 are our property, from which we will deduct any royalties due.

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

Competitive Business Conditions

Staffing companies provide one or more of four basic services to clients:  (i) flexible staffing; (ii) Professional Employer Organization (“PEO”) services; (iii) placement and search; and (iv) outplacement.  Based on information provided by the American Staffing Association (formerly the National Association of Temporary and Staffing Services), the National Association of Professional Employer Organizations and Staffing Industry Analysts, Inc., 2001 staffing industry revenues were approximately $97 billion.  Over the past seven years, the staffing industry has experienced significant growth, growing at an average rate of 10% per year largely due to the utilization of temporary help across a broader range of industries, as well as the emergence of the PEO sector.  Currently, over 90% of the companies surveyed by the American Staffing Association reported using temporary personnel.

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

•      Owner’s desires for liquidity.

Although some consolidation activity has already occurred, we believe that consolidation in the U.S. staffing industry will continue and that there will be numerous available acquisition candidates.

Historically, the demand for temporary staffing employees has been driven by a need to temporarily replace regular employees.  More recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed labor costs to variable and flexible costs.  Increasingly, the use of temporary staffing employees has become widely accepted as a valuable tool for managing personnel costs and for meeting specialized or fluctuating employment requirements.  Organizations also use temporary staffing to reduce administrative overhead by outsourcing operations that are not part of their core business operations, such as recruiting, training and benefits administration.  By utilizing staffing services companies, businesses are able to avoid the management and administrative costs that would be incurred if full time employees were employed.  An ancillary benefit, particularly for smaller business, is that the use of temporary personnel reduces certain employment costs and risks, such as workers’ compensation and medical and unemployment insurance, that a temporary personnel provider can spread over a much larger pool of employees.

In the past decade, the staffing industry has seen an evolution of services move away from “temp help” or supplemental staffing to more permanent staffing relationships.  The industry has developed specialization among various sectors and can be classified into four categories:  integrated staffing service providers, professional services providers, information technology providers and commodity providers.  Integrated staffing services provide a vendor-on-premise, acting as the general contractor managing the workforce and maintaining the payroll.  Through this arrangement, providers are able to establish long-term relationships with their customers, reduce cyclicality of employees, and maintain relationships with customers that are less price-sensitive. The professional services provider supplies employees in the fields of engineering, finance, legal, accounting and other professions.  In general, these services are less cyclical than the light industrial and clerical segments and carry higher margins.  Information technology companies offer technical employees to maintain and implement all forms of information systems. The commodity segment of the staffing industry is the traditional temporary employer business in which an employee of the service is placed at the customer for a short period.  It is characterized by intense competition and low margins.  This sector is most exposed to economic cycles and price competition to win market share.  Growth in this segment has been constrained over the past three years due to a competitive labor market for low-end workers.

We compete with other companies in the recruitment of qualified personnel, the development of client relationships and the acquisition of other staffing and professional service companies. A large percentage of temporary staffing and consulting companies are local operators with fewer than five offices and have developed strong local customer relationships within local markets. These operators actively compete with us for business and, in most of these markets, no single company has a dominant share of the market. We also compete with larger, full-service and specialized competitors in national, regional and local markets. The principal national competitors include MPS Group, Manpower, Inc., Kelly Services, Inc., Olsten Corporation, Interim Services, Inc., and Norrell Corporation, all of which may have greater marketing, financial and other resources than Stratus. We believe that the primary competitive factors in obtaining and retaining clients are the number and location of offices, an understanding of clients’ specific job requirements, the ability to provide temporary personnel in a timely manner, the monitoring of the quality of job performance and the price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, responsiveness to work schedules and number of hours of work available. We believe our long-term client relationships and strong emphasis on providing service and value to our clients and temporary staffing employees makes us highly competitive.

Customers

During the year ended September 30, 2002, we provided services to 1,560 customers in 18 states.  Our five largest customers represented 19% of our revenue but no one customer exceeded 10% and only one customer exceeded 5%.

Governmental Regulation

Staffing services firms are generally subject to one or more of the following types of government regulation: (1) regulation of the employer/employee relationship between a firm and its temporary employees; and  (2) registration, licensing, record keeping and reporting requirements. Staffing services firms are the legal employers of their temporary workers. Therefore, laws regulating the employer/employee relationship, such as tax withholding and reporting, social security or retirement, anti-discrimination and workers’ compensation, govern these firms. State mandated workers’ compensation and unemployment insurance premiums have increased in recent years and have directly increased our cost of services. In addition, the extent and type of health insurance benefits that employers are required to provide employees have been the subject of intense scrutiny and debate in recent years at both the national and state level. Proposals have been made to mandate that employers provide health insurance benefits to staffing employees, and some states could impose sales tax, or raise sales tax rates on staffing services.  Further increases in such premiums or rates, or the introduction of new regulatory provisions, could substantially raise the costs associated with hiring and employing staffing employees.

Certain states have enacted laws that govern the activities of “Professional Employer Organizations,” which generally provide payroll administration, risk management and benefits administration to client companies.  These laws vary from state to state and generally impose licensing or registration requirements for Professional Employer Organizations and provide for monitoring of the fiscal responsibility of these organizations. We believe that Stratus is not a Professional Employer Organization and not subject to the laws that govern such organizations; however, the definition of “Professional Employer Organization” varies from state to state and in some states the term is broadly defined. If we are determined to be a Professional Employer Organization, we can give no assurance that we will be able to satisfy licensing requirements or other applicable regulations. In addition, we can give no assurance that the states in which we operate will not adopt licensing or other regulations affecting companies that provide commercial and professional staffing services.

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

Employees

As of September 30, 2002, we were employing 4,603 total employees.  Of that amount, 138 were classified as staff employees and 4,465 were classified as field or “temp” employees, those employees placed at client facilities.  As of December 17, 2002, those numbers had changed to 194 and 5,313, respectively.

A key factor contributing to future growth and profitability will be the ability to recruit and retain qualified personnel. To attract personnel, we employ recruiters, called “Staffing Specialists” who regularly visit schools, churches and professional associations and present career development programs to various organizations. In addition, applicants are obtained from referrals by existing staffing employees and from advertising on radio, television, in the Yellow Pages, newspapers and through the Internet. Each applicant for a Staffing Services position is interviewed with emphasis on past work experience, personal characteristics and individual skills. We maintain software-testing and training programs at our offices for applicants and employees who may be trained and tested at no cost to the applicant or customer.  Management Personnel are targeted and recruited for specific engagements. We usually advertise for professionals who possess specialized education, training or work experience.

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

Our ability to continue growth will depend on a number of factors, including:  the strength of demand for temporary employees in our markets; the availability of capital to fund acquisitions; the ability to maintain or increase profit margins despite pricing pressures; and existing and emerging competition.  We must also adapt our infrastructure and systems to accommodate growth and recruit and train additional qualified personnel.  Furthermore, the United States economy is continuing to show signs of an economic slowdown.  Should the economic slowdown or a recession continue for an extended period, competition for customers in the staffing industry would increase and may adversely impact management’s allocation of our resources and result in declining revenues.

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

We are responsible for all employee-related expenses for the temporary employees, including workers’ compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses.  We maintain workers’ compensation insurance for all claims in excess of a loss cap of $150,000 per incident, except with respect to locations in states where private insurance is permitted and which are covered by state insurance funds.  We accrue for workers’ compensation costs based upon payroll dollars paid to temporary employees.  The accrual rates vary based upon the specific risks associated with the work performed by the temporary employee.  At the beginning of each policy year, we review the overall accrual rates with our outside actuaries and makes changes to the rates as necessary based primarily upon historical loss trends.  Periodically, we evaluate our historical accruals based on an actuarially developed estimate of the ultimate cost for each open policy year and adjust such accruals as necessary.  These adjustments can either be increases or decreases to workers’ compensation costs, depending upon our actual loss experience.  There can be no assurance that our programs to control workers’ compensation and other payroll-related expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers’ compensation accruals.  Unemployment insurance premiums are set by the states in which our employees render their services.  A significant increase in these premiums or in workers’ compensation-related costs or our inability to continue to maintain workers’ compensation coverage could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

Providers of temporary staffing services place people in the workplaces of other businesses.  An inherent risk of such activity includes possible claims of errors and omissions, discrimination or harassment, theft of customer property, misappropriation of funds, misuse of customers’ proprietary information, employment of undocumented workers, other criminal activity or torts, claims under health and safety regulations and other claims.  There can be no assurance that we will not be subject to these types of claims, which may result in negative publicity and our payment of monetary damages or fines, which, if substantial, could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Our Common Stock was delisted from the Nasdaq Stock Market and is not likely to be relisted.

There are several requirements for continued listing on the Nasdaq SmallCap Market including, but not limited to, a minimum stock bid price of $1.00 per share and $2.5 million in stockholder’s equity.  As of September 30, 2001, our stockholder’s equity was below the Nasdaq requirement and, as a result, our common stock was delisted by Nasdaq in February 2002.  Although we appealed the delisting determination and the Nasdaq Listing and Hearing Council reversed and remanded the decision to the Nasdaq Listing Qualification Panel, subject to conditions, the Panel notified us in August 2002 that it was denying relisting due to our failure to meet conditions specified in the Council’s decision that required us to have stockholder’s equity of at least $4,500,000 as of June 30, 2002 and a minimum stock bid price of at least $1.00 for 10 consecutive trading days.  We subsequently filed an appeal of this decision.  Our common stock is currently trading on the NASD’s OTC Bulletin Board.  On November 22, 2002, we received notification from the Nasdaq Listing and Hearing Review Council (the “Review Council”), that it was affirming the Panel’s decision to de-list our securities from the Nasdaq Stock Market.  However, the Review Council also noted that, pursuant to Nasdaq Marketplace Rule 4850(a), the NASD Board of Governors may call this decision for review in connection with an upcoming Board meeting.  We will be provided with written notice if the Review Council’s decision represents the final action of the NASD following that meeting.  Delisting from Nasdaq could adversely affect the liquidity and price of our common stock and this could have a long-term impact on our ability to raise future capital through a sale of our common stock.  In addition, it could make it more difficult for investors to obtain quotations to trade our stock.

Future acquisitions could increase the risk of our business.

While we intend to pursue acquisitions in the future, there can be no assurance that we will be able to expand our current market presence or successfully enter other markets through acquisitions.  Competition for acquisitions may increase to the extent other temporary services firms, many of which have significantly greater financial resources than us, seek to increase their market share through acquisitions.  In addition, we are subject to certain limitations on the incurrence of additional indebtedness under our credit facilities, which may restrict our ability to finance acquisitions.  Further, there can be no assurance that we will be able to identify suitable acquisition candidates or, if identified, complete such acquisitions or successfully integrate such acquired businesses into our operations.  Acquisitions also involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management’s attention and possible adverse effects on earnings resulting from increased interest costs and workers’ compensation costs, as well as difficulties related to the integration of the acquired businesses, such as retention of management.  Furthermore, once integrated, acquisitions may not achieve comparable levels of revenue or profitability as our existing locations.  In addition, to the extent that we consummate acquisitions in which a portion of the consideration is in the form of common stock, current shareholders may experience dilution.  The failure to identify suitable acquisitions, to complete such acquisitions or successfully integrate such acquired businesses into our operations could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Potential conversions of our convertible preferred stock will reduce the percentage ownership interest of existing stockholders and may cause a reduction in our share price.

As of December 17, 2002 we had outstanding 1,458,933 shares of Series A Preferred Stock, 16,683 shares of Series E Preferred Stock, 10,000 shares of Series F Preferred stock and 5,000 shares of Series H Preferred Stock.  If all of the holders of preferred stock convert their preferred stock into shares of common stock, we will be required to issue no less than 4,168,269 shares of common stock based on an assumed conversion price of $.312 per share for the Series E Preferred Stock and $.20 per share for the Series H Preferred Stock.  If the trading price of the common stock is low when the conversion price of the Series E Preferred Stock or the Series H Preferred Stock is determined, we would be required to issue a higher number of shares of common stock, which could cause a further reduction in each of our stockholder’s percentage ownership interests in our company.  In addition, if a holder of preferred stock converts our preferred stock and sells the common stock, it could result in an imbalance of supply and demand for our common stock and a decrease in the market price of our common stock.  The further our stock price declines, the more the conversion price of our Series E Preferred Stock and Series H Preferred Stock will fall and the greater the number of shares we will have to issue upon conversion.

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

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On April 11, 2000, our registration statement on Form SB-2 (Commission File No. 333-83255) for our initial public offering of common stock, $.01 par value, became effective and our shares commenced trading on the Nasdaq SmallCap Market under the symbol “SERV” on April 26, 2000.  On February 27, 2002, our common stock was delisted from the Nasdaq SmallCap Market and is currently trading on the NASD OTC Bulletin Board under the symbol “SERV”.  There were approximately 1,618 holders of record of common stock as of December 17, 2002.  This number includes the number of shareholders whose shares were held in “nominee” or “street name”.  The table below sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Stock Market and by the NASD OTC Bulletin Board.

	Sales Prices
Fiscal Year 2001	High	Low
Quarter Ended December 31, 2000	6.75	3.625
Quarter Ended March 31, 2001	4.875	1.3125
Quarter Ended June 30, 2001	2.05	1.16
Quarter Ended September 30, 2001	1.90	1.00

Fiscal Year 2002	High	Low
Quarter Ended December 31, 2002	1.19	0.51
Quarter Ended March 31, 2002	1.00	0.25
Quarter Ended June 30, 2002	0.75	0.13
Quarter Ended September 30, 2002	0.30	0.08

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

As set forth more fully in Note 3 to the Financial Statements included with this Report, in June 2002, Source One Personnel, Inc. (“Source One”) agreed to forebear from exercising remedies against us until June 30, 2002.  On July 31, 2002, we cured all payment defaults under the notes we issued to Source One.  In exchange for the forbearance, we issued 250,000 shares of Common Stock, which was valued at the aggregate fair market value of $37,500, to Source One, in an offering relying on Section 4(2) of and Rule 506 under the Securities Act of 1933.

On September 30, 2002, we sold 5,000 shares of Series H Preferred Stock at $100.00 per share to Pinnacle Investment Partners, LLP (“Pinnacle”) in an offering relying on Section 4(2) of and Rule 506 under the Securities Act of 1933.  The Series H Preferred Stock is convertible into Common Stock at a conversion price equal to the lower of $.20 per share of the average market price of Common Stock for the five trading days immediately preceding the conversion date.  The number of shares issuable upon conversion is determined by multiplying the number of shares of Series H Preferred Stock to be converted by $100 and dividing the result by the conversion price then in effect.

See “Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management” for information regarding securities authorized for issuance under equity compensation plans.

ITEM 6.          SELECTED FINANCIAL DATA.

(In thousands except per share)

The selected financial data that follows should be read in conjunction with our financial statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report.

	Year Ended September 30,
	2002	2001	2000	1999	1998
	As Restated	As Restated	As Restated
Income statement data:
Revenues	$65,121	$50,008	$34,443	$24,806	$17,968
Gross profit	11,520	10,952	8,372	5,261	3,297
Operating earnings (loss) from continuing operations	(3,529)	(3,545)	528	(807)	(2,315)
Net earnings (loss) from continuing operations	(7,580)	(5,993)	161	(1,696)	(2,733)
Net earnings (loss) from continuing operations attributable to common stockholders	(8,622)	(6,056)	161	(1,696)	(2,733)

Per share data:
Net earnings (loss) from continuing operations attributable to common stockholders – basic	$(.82)	$(1.01)	$.03	$(.44)	$(.76)
Net earnings (loss) from continuing operations attributable to common stockholders – diluted	$(.82)	(1.01)	.03	(.44)	(.76)
Cash dividends declared	—	—	—	—	—

	September 30,
	2002	2001	2000	1999	1998
Balance sheet data:
Net working capital (deficiency)	$(3,287)	$(1,546)	$2,086	$(3,777)	$(1,985)
Long-term obligations, including current portion	3,296	3,153	462	1,370	—
Convertible debt	40	1,125	—	—	—
Preferred stock	6,279	2,792	—	—	—
Temporary equity	823	869	—	2,138	1,618
Stockholders’ equity (deficiency)	3,043	1,283	6,799	(3,012)	(3,356)
Total assets	24,031	22,268	10,318	4,926	1,095

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

We provide a wide range of staffing services and productivity consulting services associated with such staffing services nationally through a network of offices located throughout the United States.  Regardless of the type of temporary service offering we provide, we recognize revenues based on hours worked by assigned personnel.  Generally, we bill our customers a pre-negotiated, fixed rate per hour for the hours worked by our temporary employees.  Therefore we do not separate our various service offerings into separate offering segments.  We do not routinely provide discrete financial information about any particular service offering.  We also do not conduct any regular reviews of, nor make decisions about, allocating any particular resources to a particular service offering to assess its performance.  As set forth below, certain of our service offerings target specific markets, but we do not necessarily conduct separate marketing campaigns for such services.  We are responsible for workers’ compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we place.  These expenses are included in the cost of revenue.  Because we pay our temporary employees only for the hours they actually work, wages for our temporary personnel are a variable cost that increases or decreases in proportion to revenues.  Gross profit margin varies depending on the type of services offered.  In some instances, temporary employees placed by us may decide to accept an offer of permanent employment from the customer and thereby “convert” the temporary position to a permanent position.  Fees received from such conversions are included in our revenues.  Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.

Critical Accounting Policies and Estimates

The following accounting policies are considered by us to be “critical” because of the judgments and uncertainties affecting the application of these policies and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Revenue Recognition

We recognize revenue as the services are performed by our workforce.  Our customers are billed weekly.  At balance sheet dates, there are accruals for unbilled receivables and related compensation costs.

We changed our method of reporting the revenues for payrolling services (“payrolling”) from gross billing to a net revenue basis. The change in reporting, which is reflected in all current and prior periods, resulted in a reduction in both reported revenues and related cost of revenues, with no effect on our operating results.

Unlike traditional staffing services, under a payrolling arrangement, the Company’s customer recruits and identifies individuals for the Company to hire to provide services to the customer.  The Company becomes the statutory employer although the customer maintains substantially all control over those employees.  Accordingly, Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” requires that we do not reflect the direct payroll costs paid to such employees in revenues and cost of revenue.

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

We are required to adopt the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” beginning October 1, 2002.  This statement requires that goodwill no longer be amortized, and it requires instead that goodwill be tested at least annually for impairment.  If the carrying value of goodwill were determined to be greater than its estimated fair value under the impairment test, then it would be written down to its estimated fair value.

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

Continuing Operations

Year Ended September 30, 2002 Compared to the Year Ended September 30, 2001

Revenues.  Revenues increased 30.2% to $65,121,095 for the year ended September 30, 2002 from $50,008,285 for the year ended September 30, 2001.  Approximately $13.2 million of the increase was attributable to acquisitions.  Excluding acquisitions revenues increased 3.8%.  This increase was a result of an increase in billable hours.

Gross Profit.  Gross profit increased 5.2% to $11,520,400 for the year ended September 30, 2002 from $10,952,053 for the year ended September 30, 2001.  Gross profit as a percentage of revenues decreased to 17.7% for the year ended September 30, 2002 from 21.9% for the year ended September 30, 2001.  This decrease was a result of increased pricing competition of staffing services.  We also saw a deterioration in margins as a result of the downturn in the economy.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, decreased 0.5% to $12,119,207 for the year ended September 30, 2002 from $12,185,770 for the year ended September 30, 2001.  Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, as a percentage of revenues decreased to 18.6% for the year ended September 30, 2002 from 24.4% for the year ended September 30, 2001.  The decrease is attributable to significant cost reductions implemented by us, which were offset in part by additional costs associated with the expansion of our business.

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

Provision for Doubtful Accounts.  Provision for doubtful accounts increased 130.5% to $1,406,000 for the year ended September 30, 2002 from $610,000 for the year ended September 30, 2001.  Provision for doubtful accounts as a percentage of revenues increased to 2.2% for the year ended September 30, 2002 from 1.2% for the year ended September 30, 2001.  The increase was due to a change in estimate in light of the downturn in the economy and our evaluation of the recoverability of certain of our accounts.

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

Interest and Financing Costs.  Interest and financing costs decreased to $1,975,932 for the year ended 30, 2002 from $1,999,246 for the year ended September 30, 2001.  Included in the amounts for the years ended September 30, 2002 and 2001, is $104,535 and $1,213,747, respectively, which is the portion of the discount on the beneficial conversion feature of convertible debt and $291,755 and $135,374, respectively, of costs we incurred in connection with the issuance of the convertible debt.  Interest and financing costs, not including these convertible debt costs, as a percentage of revenue increased to 2.4% for the year ended September 30, 2002, from 1.3% for the year ended September 30, 2001.  This increase was primarily the result of debt incurred by us in connection with acquisitions.

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

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

Revenues.  Revenues increased 45.2% to $50,008,285 for the year ended September 30, 2001 from $34,443,283 for the year ended September 30, 2000.  Approximately $14.9 million of the increase was attributable to acquisitions.  Excluding acquisitions revenues increased 1.9%.  This increase was a result of an increase in billable hours.

Gross Profit.  Gross profit increased 30.8% to $10,952,053 for the year ended September 30, 2001, from $8,372,134 for the year ended September 30, 2000, primarily as a result of increased revenues attributable to acquisitions.  Gross profit as a percentage of revenues decreased to 21.9% for the year ended September 30, 2001, from 24.3% for the year ended September 30, 2000.  This decrease was due to lower gross profit percentages realized by the acquired businesses as compared to our historical gross profit percentages.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses not including depreciation and amortization increased 69.3% to $12,795,770 for the year ended September 30, 2001, from $7,553,926 for the year ended September 30, 2000.  Selling, general and administrative expenses as a percentage of revenues increased to 25.6% for the year ended September 30, 2001, from 21.9% for the year ended September 30, 2000.  The increases are primarily attributable to costs associated with the integration of the acquisitions, an increase in credit losses and additional management and other costs in anticipation of future growth and acquisitions.

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

Depreciation and Amortization.  Depreciation and amortization expenses increased 115.4% to $625,864 for the year ended September 30, 2001, from $290,608 for the year ended September 30, 2000.  Depreciation and amortization expenses as a percentage of revenues increased to 1.3% for the year ended September 30, 2001, from 0.8% for the year ended September 30, 2000.  These increases were primarily due to the amortization of goodwill associated with acquisitions and the impact of increased capital expenditures.

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

Interest and Financing Costs.  Interest and financing costs increased to $1,999,246 for the year ended September 30, 2001, from $298,386 for the year ended September 30, 2000.  Included in the amount for the year ended September 30, 2001, is $1,213,747, which is the portion of the discount on the beneficial conversion feature of convertible debt issued during the year and $135,374 of costs we incurred in connection with the issuance of the convertible debt.  Interest and financing costs, not including these debt costs, as a percentage of revenue increased to 1.3% for the year ended September 30, 2001, from 0.9% for the year ended September 30,

2000.  The increase was primarily attributable to the line of credit agreement which replaced the agreement with the factor (see “Finance Changes” above) on December 12, 2000.

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

We have taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans.  The steps include closing branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expenses.  We continue to pursue other sources of equity or long-term debt financings.  We also continue to negotiate payment plans and other accommodations with our creditors.

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

Net cash provided by financing activities was $2,413,920 and $3,578,585 in the year ended September 30, 2002 and 2001, respectively.  We had net borrowings of $432,536 and $2,065,156 under our line of credit in the year ended September 30, 2002 and 2001, respectively.  We also received net proceeds, less redemptions, of $24,879 and $441,356 from the issuance of convertible debt in the year ended September 30, 2002 and 2001, respectively.  During the years ended September 30, 2002 and 2001, we received $2,154,214 and $1,412,722, respectively, in proceeds from the issuance of our Common Stock and Preferred Stock and we redeemed $455,000 of Series B Preferred Stock in the year ended September 30, 2002.  Net borrowings during the year ended September 30, 2002 include $200,000 advanced to us by Source One Personnel, Inc. (“Source One”).  This loan was represented by a promissory note bearing interest at a rate of 7% per year and was made in connection with a modification of Source One’s agreement to forbear from exercising remedies under promissory notes we issued to it in connection with an acquisition transaction completed in July 2001 in the principal amounts of $600,000 and $1,800,000, respectively.  The $200,000 note and the $600,000 note were repaid in full on July 31, 2002 from the proceeds we received from the issuance of the Series E Preferred Stock.  The $1,800,000 note is payable quarterly over a four year period which commenced in November 2001.

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

All of our offices are leased through operating leases that are not included on the balance sheet.  As of September 30, 2002, future minimum lease payments under lease agreements having initial terms in excess of one year were:  2003 - $538,000, 2004-$239,000, 2005-$194,000, 2006 - $140,000 and 2007 - $137,000.

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

As of September 30, 2002, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements.  Stockholders’ equity at that date was $3,042,683 which represented 13% of total assets.

We engaged in various transactions with related parties during fiscal 2002 including the following:

•      Consulting Arrangements:  We paid $125,000 to Jeffrey J. Raymond and $141,000 to an entity owned by Joseph J. Raymond, Jr., each of whom is the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, in fiscal 2002 for consulting services.  These amounts were included in selling, general and administrative expense.  The services provided included the identification of acquisition candidates, acquisition advisory services, due diligence, post-acquisition transition services, customer relations, accounts receivable collection and strategic planning advice.

•      Transactions with CEO:  On April 9, 2001 Transworld Management Services, Inc. (“Transworld”), a company wholly owned by Joseph J. Raymond, our Chairman, President and Chief Executive Officer, loaned us $160,000 so that we would have enough working capital to meet certain of our commitments.  This loan was later converted into 32,000 shares of Series B Preferred Stock.  In July 2002, we issued 1,600 shares of Series E Preferred Stock to Transworld in exchange for the 32,000 shares of Series B Preferred Stock and Transworld waived the payment of all accrued dividends and penalties associated with the Series E Preferred Stock.

In July 2002, we sold 10,000 shares of our Series F Preferred Stock to Mr. Raymond for $1,000,000 so that we would have sufficient capital to sustain our operations.

•      Other Sales of Securities:  To assist us in meeting our capital requirements, we sold an aggregate of 560,721 shares of common stock to relatives of Joseph J. Raymond at prices ranging from $.87 to $1.43, resulting in gross proceeds to us of $566,833.  Each of these sales was made at a price equal to or exceeding the market price of the common stock at the time of the sale.

•      SEP, LLC:  In January 2002, we transferred the assets of our Engineering Division to SEP, LLC, a New Jersey limited liability company, of which we were the sole owner.  AT the same time, we transferred a thirty percent (30%) interest in SEP, LLC to Charles Sahyoun, the President of the Engineering Division and the brother-in-law of Mr. Raymond, in connection with the proposed sale of the Engineering Division.  Details of these and related transactions are set forth in this Report under the caption “Discontinued Operations/Acquisition or Disposition of Assets” and “Certain Relationships and Related Party Transactions”.

We believe that all transactions with related parties have been on terms no less favorable to us than those that could have been obtained from unaffiliated third parties.

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

In August 2001, the FASB issued SFAS No. 144, “Impairment of Long-Lived Assets”.  FAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.  FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset.  FAS 144 removes goodwill from its scope.  FAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, or for our fiscal year ended September 30, 2003.  We do not expect the adoption to have any material adverse impact on our financial position or results of our operations.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity’s commitment to an exit plan.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The effect of adoption of FAS 146 is dependent on our related activities subsequent to the date of adoption.

Quantitative and Qualitative Disclosure About Market Risks

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our Loan and Security Agreement with Capital Tempfunds, Inc.  This credit agreement provides for a line of credit up to 85% of eligible accounts receivable, not to exceed $12,000,000.  Advances under this credit agreement bear interest at a rate of prime plus one and one-half percent (1-1/2%); however, advances will bear interest at an additional .25 percent (1/4%) while we remain in violation of certain covenants.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”).  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company’s review of the copies of such forms it has received, the Company believes that all of its executive officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to events or transactions during fiscal 2002, except that each of Joseph J. Raymond, Charles Sahyoun, Michael A. Maltzman, J. Todd Raymond, Sanford I. Feld and Donald W. Feidt were late in filing their Forms 4, which were due in connection with the grant of options made to such individuals in March, 2002.

ITEM 11.               EXECUTIVE COMPENSATION

The following table provides certain summary information regarding compensation paid by the Company during the fiscal years ended September 30, 2000, 2001 and 2002 to the Chief Executive Officer of the Company and to each of the Company’s other two most highly paid executive officers who earned compensation of $100,000 or more in fiscal 2001 (together with the Chief Executive Officer, the “Named Executive Officers”):

				Long Term Compensation Awards
Name and Principal Position				Number of Shares Underlying Stock Options (#)
	Annual Compensation
	Fiscal Year	Salary($)	Bonus ($)

Joseph J. Raymond	2002	49,472	—	1,750,000
Chairman and Chief Executive	2001	175,000	—	1,200,000
Officer	2000	127,855	25,900	1,102,115

Michael A. Maltzman	2002	165,000	—	300,000
Treasurer and Chief Financial	2001	165,000	—	200,000
Officer	2000	155,039	21,975	102,115

Charles Sahyoun	2002	100,000	—	50,000
Former President, Engineering	2001	190,577	115,000	200,000
Services Division (1)	2000	160,962	54,400	102,115

(1)                                  The Company sold its Engineering Services Division in March 2002.  As a result, Mr. Sahyoun is no longer employed by the Company

Directors’ Compensation

Directors who are employees of the Company are not compensated for serving on the Board of Directors.  Non-employee directors are paid a fee of $1,000 per Board of Directors or committee meeting attended in person and $500 for telephonic attendance.

Employment Agreements

In September 1997, the Company entered into an employment agreement (the “Raymond Agreement”) with Joseph J. Raymond, Chairman and Chief Executive Officer, which had an initial term that expired in September 2000.  The Raymond Agreement has been extended through September 30, 2007.  Pursuant to the Raymond Agreement and subsequent amendments, Mr. Raymond is entitled to a minimum annual base salary of $175,000 which is reviewed periodically and subject to such increases as the Board of Directors, in its sole discretion, may determine.  During the term of the Raymond Agreement, if Stratus is profitable, Mr. Raymond is entitled to a bonus/profit sharing award equal to .4% of Stratus’ gross margin, but not in excess of 100% of his base salary.  If Stratus is not profitable, he is entitled to a $10,000 bonus.  Mr. Raymond is eligible for all benefits made available to senior executive employees, and is entitled to the use of an automobile.  In fiscal 2002, Mr. Raymond voluntarily did not take a substantial portion of his minimum annual base salary.

In the event Stratus terminates Mr. Raymond without “Good Cause”, Mr. Raymond will be entitled to severance compensation equal to 2.9 times his base salary then in effect plus any accrued and unpaid bonuses and unreimbursed expenses.  As defined in the Raymond Agreement “Good Cause” shall exist only if Mr. Raymond:

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

Mr. Raymond is also entitled to severance compensation in the event that he terminates the Raymond Agreement for “Good Reason” which includes:

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

•                  Stratus requires Mr. Raymond to be based at any location other than within 50 miles of Stratus’ current executive office location; and

•                  a Change in Control of Stratus, which includes the acquisition by any person or persons acting as a group of beneficial ownership of more than 20% of the outstanding voting stock of Stratus, mergers or consolidations of Stratus which result in the holders of Stratus’ voting stock immediately before the transaction holding less than 80% of the voting stock of the surviving or resulting corporation, the sale of all or substantially all of the assets of Stratus, and certain changes in the Stratus Board of Directors.

In the event that the aggregate amount of compensation payable to Mr. Raymond would constitute an “excess parachute payment” under the Internal Revenue Code of 1986, as amended (the “Code”), then the amount payable to Mr. Raymond will be reduced so as not to constitute an “excess parachute payment.”  All severance payments are payable within 60 days after the termination of employment.

Mr. Raymond has agreed that during the term of the Raymond Agreement and for a period of one year following the termination of his employment, he will not engage in or have any financial interest in any business enterprise in competition with Stratus that operates anywhere within a radius of 25 miles of any offices maintained by the Company as of the date of the termination of employment.

The Company entered into employment agreements with each of the other two (2) officers named in the Executive Compensation table set forth above.  The agreement with Mr. Maltzman provides for a base salary of $165,000 per annum.  The agreement with Mr. Sahyoun entitled him to an annual base salary of $200,000 and a profit sharing award equal to 10% of the Engineering Services Division’s pre-tax income, but not in excess of his base salary.  As of March 31, 2002, due to the sale of the Engineering Division, Mr. Sahyoun is no longer an employee of the Company.  Mr. Maltzman is entitled to profit sharing awards based upon the Company’s overall profitability.  The agreement with Mr. Maltzman is terminable by either party at any time without cause.  However, in the event that this agreement is terminated by the Company without cause or by the executive with good reason, Mr. Maltzman will be entitled to a severance payment equal to the greater of one month’s salary for each year worked or three months salary.  In addition, the Company will pay Mr. Maltzman any earned but unused vacation time and any accrued but unpaid profit sharing.  The Company is also required to maintain insurance and benefits for Mr. Maltzman during the severance period.

Option Grants

Shown below is further information with respect to grants of stock options in fiscal 2002 to the Named Officers by the Company which are reflected in the Summary Compensation Table set forth under the caption “Executive Compensation.”

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)(1)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
						5%	10%
Joseph J. Raymond	1,750,000	(1)	49.1%	$.65	3/28/12	$1,852,873	$2,950,334

Michael A. Maltzman	300,000	(1)	8.4	.65	3/28/12	317,636	505,771

Charles Sahyoun	50,000	(1)	1.4	.65	3/28/12	52,939	84,295

(1)   Exercisable immediately.

Option Exercises and Fiscal Year-End Values

Shown below is information with respect to options exercised by the Named Executive Officers during fiscal 2001 and the value of unexercised options to purchase the Company’s Common Stock held by the Named Executive Officers at September 30, 2001.

Name	Shares Acquired on Exercise(#)		Number of Securities Underlying Unexercised Options at FY End (#)		Value of Unexercised In-The-Money Options at FY End ($)

		Value Realized($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph J. Raymond	—	—	3,168,782	850,000	$0	$0
Charles Sahyoun	—	—	50,000	0	0	0
Michael A. Maltzman	—	—	635,448	50,000	0	0

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

ITEM 12.                                            SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of December 17, 2002 with respect to (a) each person who is known by the Company to be the beneficial owner (as defined in Rule 13d-3 (“Rule 13d-3”) of the Securities and Exchange Act of 1934) of more than five percent (5%) of the Company’s Common Stock, Series A Preferred Stock and Series F Preferred Stock and (b) the beneficial ownership of Common Stock, Series A Preferred Stock and Series F Preferred Stock by each director and each of the Company’s current Executive Officers who earned in excess of $100,000 in fiscal 2002 and by all directors and executive officers as a group.  Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares.

	Common Stock			Series A Preferred Stock			Series F Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class	Amount and Nature of Beneficial Ownership		% of Class	Amount and Nature of Beneficial Ownership		% of Class
Joseph J. Raymond	16,946,468	(1)	59.5%	1,458,933	(5)	100.0%	10,000	(3)	100.0%
Artisan.com Limited	2,275,933	(4)	16.4%	1,375,933	(7)	94.3%
Cater Barnard (USA) plc	83,000	(6)	(13)	83,000	(8)	5.7%
Michael A. Maltzman	682,116	(8)	5.59%	—		—	—		—
Michael J. Rutkin	213,075	(9)	1.82%	—		—	—		—
Sanford I Feld	107,834	(10)	(13)	—		—	—		—
H. Robert Kingston	93,333	(11)	(13)	—		—	—		—
Donald W. Feidt	80,000	(13)	(13)	—		—	—		—
All Directors and Executive Officers as a Group (8)Persons) (1)(2)(3)(8)(9)(10) (11)(12) and (14)	18,237,608		66.91%	1,458,933		100.0%	10,000		100.0%

(1)               Includes 900,000 shares of Common Stock owned by Artisan.com, 1,375,933 shares of Common Stock issuable upon the conversion, at the holder’s option, of an equal number of shares of Series A Preferred Stock owned by Artisan.com and 83,000 shares of Common Stock issuable upon the conversion, at the holder’s option, of an equal number of shares of Series A Preferred Stock owned by Cater Barnard U.S.A.  All of such shares are subject to proxies granted by Artisan.com and Cater Barnard U.S.A. which give Joseph J. Raymond the right to vote these shares until July 2004, provided that he remains Chairman of the Company’s Board of Directors.  Also includes (i) 10,000,000 shares of Common Stock issuable as of December 17, 2002, upon conversion of 10,000 shares of Series F Preferred Stock held by a corporation of which Mr. Raymond is sole owner; (ii) 1,066,667 shares of Common Stock issuable as of December 17, 2002, upon conversion of 1,600 shares of Series E Preferred Stock, assuming a conversion price of $.15; and (iii) 3,193,782 shares of Common Stock subject to options which are currently exercisable or may become exercisable within 60 days of December 17, 2002.  Excludes 850,000 shares of Common Stock subject to options which are not vested or exercisable within 60 days of December 17, 2002.

(2)               These shares are held by Artisan.com (1,375,933 shares) and Cater Barnard (83,000 shares).  Each of Artisan.com and Cater Barnard has granted Mr. Raymond a proxy to vote these shares as described in Note 1 above.

(3)               These shares are owned directly by Mr. Raymond.

(4)               Includes 1,375,933 shares of Common Stock issuable upon conversion, at the holder’s option, of an equal number of shares of Series A Preferred Stock.  Artisan.com Limited has granted Joseph J. Raymond a proxy to vote these shares as described in Note 1 above.

(5)               Artisan.com Limited has granted Joseph J. Raymond a proxy to vote these shares as described in Note 1 above.

(6)               Represents 83,000 shares of Common Stock issuable upon the conversion, at the holder’s option, of an equal number of shares of Series A Preferred Stock.  Cater Barnard (USA) plc has granted Joseph J. Raymond a proxy to vote these shares as described in Note 1 above.  Stephen Dean is the Chairman and a significant shareholder of each of the parent company of Artisan.com Limited and the parent company of Cater Barnard (USA) plc.

(7)               Cater Barnard (USA) plc has granted Joseph J. Raymond a proxy to vote these shares as described in Note 1 above.

(8)               Includes 635,448 shares subject to currently exercisable stock options.  Excludes 50,000 shares subject to options that are not vested or exercisable within 60 days of December 17, 2002.

(9)               Includes 30,000 shares held by the children of Michael Rutkin, living in his household and 10,000 shares held by his wife.

(10)   Includes 49,167 shares subject to currently exercisable stock options and warrants.

(11)         Includes 60,000 shares subject to currently exercisable options.

(12)         Includes 60,000 shares subject to currently exercisable options.

(13)         Shares beneficially owned do not exceed 1% of the Company’s outstanding Common Stock.

(14)         Includes 114,782 shares of Common Stock that are beneficially owned by J. Todd Raymond, the Company’s Corporate Secretary, including 88,782 shares subject to currently exercisable options.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2002, were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	4,596,349	$1.24	2,403,651	(1)

Equity compensation plans not approved by security holders (2)	1,660,000	4.16	743,651

Total	6,256,349	2.01	743,651

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

In November 2000, we formed the Stratus Technology Services, LLC joint venture (“STS”) with Fusion Business Services, LLC.  Jamie Raymond, son of Joseph J. Raymond, Chairman and CEO, is the managing member of STS and Fusion, which owns a 50% interest in Stratus Technology Services, LLC.

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

In March 2002, Transworld Management Services, Inc. (“Transworld”), the holder of a $160,000 promissory note previously issued by us, exchanged the note for 32,000 shares of Series B Preferred Stock.  Joseph J. Raymond, Sr., our Chairman and Chief Executive Officer, holds a 100% interest in Transworld.  On July 19, 2002, Transworld entered into an Exchange Agreement with us, whereby it exchanged its 32,000 shares of Series B Preferred Stock, waiving all accrued dividends and penalties, in exchange for 1,600 shares of Series E Preferred Stock.

In January 2002, we transferred the assets of our Engineering Services Division to SEP, LLC, a New Jersey limited liability company of which we were the sole owner.  At the same time, we transferred a thirty percent (30%) interest in SEP, LLC to Charles Sahyoun, the President of the Engineering Services Division.  We transferred this thirty percent (30%) interest in SEP, LLC in consideration of (i) Mr. Sahyoun’s agreement to cancel options to acquire 385,448 shares of our Common Stock having exercise prices ranging from $1.10 to $6.00 per share, (ii) in recognition of his contributions to the development of the business of the Engineering Services Division, (iii) in recognition of the significant role he played in arranging and negotiating the sale of the Engineering Services Division, (iv) in consideration of his agreement to guaranty a certain level of contingent payments from the purchaser and to indemnify us in the event we sustain losses attributable to breaches of certain representations and warranties contained in the Asset Purchase Agreement pursuant to which we sold the Engineering Services Division or our obligation to indemnify the purchaser for losses and damages arising out of certain events prior to the closing of the sale, (v) in consideration of his agreement to enter into a non-compete agreement with the purchaser and (vi) to accommodate the purchaser’s requirement that Mr. Sahyoun have an interest in the contingent portion of the consideration payable by the purchaser for the assets sold.

Pursuant to an Allocation and Indemnity Agreement entered into by us, Mr. Sahyoun and Sahyoun Holdings LLC (a company wholly-owned by Mr. Sahyoun and to which he transferred his interest in SEP, LLC), Sahyoun Holdings LLC received $440,000 of the $2,200,000 payment made by the purchaser at the closing of the sale of the Engineering Services Division and all but $250,000 of a payment made in June 2002 that was based upon the purchaser’s profit during the six months ended June 30, 2002.  Sahyoun Holdings LLC is entitled to all but $250,000 of a payment due from the purchaser in 2003, the total amount of which will be equal to $1 million plus or minus the amount by which the purchaser’s profit for the six (6) months ending December 31, 2002 is greater or less than $600,000.  Sahyoun Holdings LLC will be entitled to the entire amount of five (5) annual payments required to be made by the purchaser that will be based upon a multiple of the annual successive increases, if any, in the purchaser’s profit during the five (5) year period beginning on January 1, 2003 and ending December 31, 2007.

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

On July 30, 2002, the Company’s President and CEO, Joseph J. Raymond, Sr., invested $1,000,000 of his personal funds in the Company in exchange for 10,000 shares of the Company’s newly created Series F Preferred Stock, with a stated value of $100 per share.

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

ITEM 14.               CONTROLS AND PROCEDURES

As required by Rule 13d-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designated to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  Financial statements and financial statement schedules.  Reference is made to Index of Financial Statements and Financial Statement Schedules hereinafter contained.

(b)           Reports on Form 8-K

On September 27, 2002, the Company filed a Report on Form 8-K to reflect a reclassification of its year end financial statements which was necessitated by the filing of a Form S-1 Registration Statement on September 27, 2002.  Due to the filing of the S-1 Registration Statement and because the Company had discontinued a business segment previously disclosed in the April 4, 2002 Form 8-K, the Company was required to retroactively restate the financial statements contained in its Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001, to reflect the discontinued operations in accordance with Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

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

2.2	Asset Purchase Agreement, effective January 1, 1999, by and between Stratus Services Group, Inc. and B&R Employment Inc. (1)

2.3	Asset Purchase Agreement, dated June 16, 2000, by and between Stratus Services Group, Inc. and Outsource International of America, Inc. (5)

2.4	Asset Purchase Agreement, dated October 13, 2000, by and between Stratus Services Group, Inc. and Outsource International of America, Inc. (6)

2.5	Asset Purchase Agreement, dated January 2, 2001, by and between Stratus Services Group, Inc. and Cura Staffing Inc. and Professional Services, Inc. (15)

2.6	Asset Purchase Agreement, dated July 27, 2001, by and between Stratus Services Group, Inc. and Source One Personnel, Inc. (8)

2.7	Asset Purchase Agreement, dated December 27, 2001, by and between Stratus Services Group, Inc. and Provisional Employment Solutions, Inc. (9)

2.8	Asset Purchase Agreement, dated as of January 24, 2002 among Stratus Services Group, Inc., Charles Sahyoun, Sahyoun Holdings, LLC and SEA Consulting Services Corporation.

Information has been omitted from the exhibit pursuant to an order granting confidential treatment.(16)

2.9	Asset Purchase Agreement dated as of March 4, 2002, by and among Wells Fargo Credit, Inc. and Stratus Services Group, Inc. (22)

2.10	Asset Purchase Agreement dated November 19, 2002, by and between Stratus Services Group, Inc. and Elite Personnel Services, Inc. (23)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.1.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (10)

3.1.2	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock. (14)

3.1.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock. (14)

3.1.4	Certificate of Designation, Preferences and Rights of Series E Preferred Stock. (21)

3.1.5	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series E Preferred Stock. (21)

3.1.6	Certificate of Designation, Preferences and Rights of Series F Preferred Stock. (21)

3.1.7	Certificate of Designation, Preferences and Rights of Series H Preferred Stock (filed herewith).

3.2	By-Laws of the Registrant. (2)

4.1.1	Specimen Common Stock Certificate of the Registrant. (1)

4.1.2	Form of 6% Convertible Debenture. (11)

4.1.3	Specimen Series A Preferred Stock Certificate of the Registrant. (14)

4.1.4	Agreement dated as of June 26, 2001 between Stratus Services Group, Inc. and Artisan (UK) plc. (10)

4.1.5	Subscription Agreement dated as of June 26, 2001 between Stratus Services Group, Inc. and Artisan.com Limited. (10)

4.1.8	Specimen Series E Stock Certificate of Registrant. (21)

4.1.9	Specimen Series F Stock Certificate of Registrant. (21)

4.1.10	Exchange Agreement between Pinnacle Investment Partners, LP and the Registrant. (21)

4.1.11	Exchange Agreement between Transworld Management Services, Inc. and the Registrant. (21)

4.1.12	Stock Purchase Agreement between Joseph J. Raymond, Sr., and the Registrant regarding Series F Preferred Stock. (21)

4.1.13	Specimen Series H Stock Certificate of Registrant. (24)

4.1.14	Securities Purchase Agreement between Pinnacle Investment Partners, LP and the Registrant regarding the Series H Preferred Stock. (24)

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

4.2.4	Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Peter DiPasqua, Jr. and Stratus Services Group, Inc. (1)

4.2.5	Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated December 2, 1998, between Shlomo Appel and Stratus Services Group, Inc. (1)

4.2.6	Form of Underwriter’s Warrant Agreement, including form of warrant certificate. (7)

4.2.7	Warrant for the Purchase of common stock dated as of December 4, 2000 issued to May Davis Group, Inc. (13)

4.2.8	Warrant for the Purchase of common stock dated as of December 4, 2000 issued to Hornblower & Weeks, Inc. (13)

4.2.9	Warrant for the Purchase of common stock dated as of December 12, 2001 issued to International Capital Growth. (15)

4.2.10	Warrant for the Purchase of Common Stock dated as of April 9, 2002 issued to CEOCast. (21)

4.2.11	Warrant for the Purchase of Common Stock dated as of October 17, 2001 issued to Stetson Consulting. (22)

9.1.1	Voting proxy agreement between Artisan (UK) plc, Stratus Services Group, Inc. and Joseph J. Raymond, Sr. (17)

10.1.1	Employment Agreement dated September 1, 1997, between Stratus Services Group, Inc. and Joseph J. Raymond. (1)

10.1.6	Executive Employment Agreement dated September 1, 1997 between Stratus Services Group, Inc. and Michael A. Maltzman. (1)

10.1.7	Consulting Agreement, dated as of August 11, 1997, between Stratus Services Group, Inc. and Jeffrey J. Raymond. (1)

10.1.8	Non-Competition Agreement, dated June 19, 2000 between Stratus Services Group, Inc. and Outsource International of America, Inc. (5)

10.1.9	Non-Competition Agreement, dated October 27, 2000 between Stratus Services Group, Inc. and Outsource International of America, Inc. (6)

10.1.10	Option to purchase 1,000,000 shares of Stratus Services Group, Inc. Common Stock issued to Joseph J. Raymond. (11)

10.1.11	Option to purchase 500,000 shares of Stratus Services Group, Inc. Common Stock issued to Joseph J. Raymond. (19)

10.1.12	Option to purchase 1,750,000 shares of Stratus Services Group, Inc. Common Stock issued to Joseph J. Raymond. (19)

10.1.13	Non-Competition Agreements dated December 1, 2002 between Stratus Services Group, Inc. and each of Elite Personnel Services, Inc. and Bernard Freedman. (23)

10.1.14	Employment Agreement dated December 1, 2002 between Stratus Services Group, Inc. and Bernard Freedman. (23)

10.2.1	Lease, effective October 1, 2002, for offices located at 500 Craig Road, Manalapan, New Jersey 07726 (22)

10.3.1	Loan and Security Agreement, dated December 8, 2000, between Capital Tempfunds, Inc. and Stratus Services Group, Inc. (11)

10.4.2	Promissory Note and Security Agreement in the amount of $400,000, dated as of June 19, 2000, issued by Stratus Services Group, Inc. to Outsource International of America, Inc.(5)

10.4.3	Promissory Note in the amount of $100,000, dated as of June 19, 2000, issued by Stratus Services Group, Inc. to Outsource International of America, Inc.(5)

10.4.4	Promissory Note and Security Agreement in the amount of $75,000, dated as of October 27, 2000, issued by Stratus Services Group, Inc. to Outsource International of America, Inc.(6)

10.4.5	Promissory Note and Security Agreement in the amount of $600,000, dated as of July 27, 2001, issued by Stratus Services Group, Inc. to Source One Personnel, Inc. (8)

10.4.6	Promissory Note and Security Agreement in the amount of $1.8 million, dated as of July 27, 2001, issued by Stratus Services Group, Inc. to Source One Personnel, Inc. (8)

10.4.7	Promissory Note in the amount of $1,264,000 dated as of December 1, 2002, issued by Stratus Services Group, Inc. to Elite Personnel Services, Inc. (23)

10.5.1	Registration Rights Agreement, dated August, 1997, by and among Stratus Services Group, Inc. and AGR Financial, L.L.C. (1)

10.5.2	Registration Rights Agreement, dated August 1997, by and among Stratus Services Group, Inc. and Congress Financial Corporation (Western).(1)

10.5.3	Form of Registration Rights Agreement, dated December 4, 2000, by and among Stratus Services Group, Inc. and purchasers of the Stratus Services Group, Inc. 6% Convertible Debenture. (11)

10.5.4	Registration Rights Agreement, dated as of December 4, 2000, between Stratus Services Group, Inc., May Davis Group, Inc., Hornblower & Weeks, Inc. and the other parties named therein. (13)

10.6.1	Stock Purchase and Investor Agreement, dated August 1997, by and between Stratus Services Group, Inc. and Congress Financial Corporation (Western).(1)

10.6.2	Stock Purchase and Investor Agreement, dated August 1997, by and among Stratus Services Group, Inc. and AGR Financial, L.L.C. (1)

10.6.3	Form of Securities Purchase Agreement, dated December 4, 2000 by and between Stratus Services Group, Inc. and purchasers of the Stratus Services Group, Inc. 6% Convertible Debenture. (11)

10.7.1	1999 Equity Incentive Plan (1)

10.7.2	2000 Equity Incentive Plan (11)

10.7.3	2001 Equity Incentive Plan (12)

10.7.4	2002 Equity Incentive Plan (19)

10.7.5	Form of Option issued under 1999 Equity Incentive Plan. (19)

10.7.6	Form of Option issued under 2000 Equity Incentive Plan. (19)

10.7.7	Form of Option issued under 2001 Equity Incentive Plan. (19)

10.7.8	Form of Option issued under 2002 Equity Incentive Plan. (19)

10.8	Debt to Equity Conversion Agreement by and between Stratus Services Group, Inc. and B&R Employment, Inc. (3)

10.8.1	Amendment to Debt to Equity Conversion Agreements by and between Stratus Services Group and B&R Employment, Inc. (2)

10.8.2	Forbearance Agreement dated January 24, 2002 between Stratus Services Group, Inc. and Source One Personnel. (20)

10.8.3	Modification of Forbearance Agreement dated June 4, 2002 between Stratus Services Group, Inc. and Source One Personnel, together with Exhibits thereto. (21)

10.10	Allocation and Indemnity Agreement dated as of January 24, 2002 among the Company, Charles Sahyoun and Sahyoun Holdings, LLC. (20)

10.11	Letter Agreement dated April 15, 2002 between Stratus Services Group, Inc., Sahyoun Holdings, LLC and Joseph J. Raymond, Sr. amending the Allocation and Indemnity Agreement dated April 18, 2002. (17)

10.12	Exchange Agreement dated March 11, 2002 by and between Transworld Management Services, Inc. and Stratus Services Group, Inc. (22)

10.13	Securities Purchase Agreement dated March 11, 2002, by and between Pinnacle Investment Partners, LP and Stratus Services Group, Inc. (22)

21	Subsidiaries of Registrant. (15)

23.1	Consent of Amper, Politzner & Mattia, P.C., Independent Accountants. (filed herewith)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Footnote 1

Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on September 3, 1999.

Footnote 2

Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 6 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on February 1, 2000.

Footnote 3

Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 3 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on December 17, 1999.

Footnote 4

Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 7 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on March 17, 2000.

Footnote 5	Incorporated by reference to the Exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on June 30, 2000

Footnote 6	Incorporated by reference to the Exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 3, 2000

Footnote 7

Incorporated by reference to Exhibit 1.2 filed with Amendment No. 5 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on February 11, 2000.

Footnote 8	Incorporated by reference to the Exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on August 9, 2001.

Footnote 9	Incorporated by reference to the Exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2002.

Footnote 10	Incorporated by reference to Exhibit 3 filed with Form 10-Q for the Quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001.

Footnote 11	Incorporated by reference to similarly number Exhibits to the Company’s Form 10-KSB, as filed with the Securities and Exchange Commission on December 29, 2000.

Footnote 12

Incorporated by reference to similarly numbered Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-55312) as filed with the Securities and Exchange Commission on February 9, 2001.

Footnote 13	Incorporated by reference to the similarly numbered Exhibits to the Company’s Form S-1/A, as filed with the Securities and Exchange Commission on April 11, 2001.

Footnote 14	Incorporated by reference to the Exhibits to the Company Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2002.

Footnote 15

Incorporated by reference to similarly numbered Exhibits filed with the Registrant’s Form 10K for the fiscal year ended September 30, 2001, and filed with the Securities and Exchange Commission on January 25, 2002.

Footnote 16

Incorporated by reference to similarly numbered Exhibits filed with the Registrant’s Form 10-K/A for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission on March 5, 2002.

Footnote 17	Incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002.

Footnote 18	Incorporated by reference to the Exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2002.

Footnote 19	Incorporated by reference to the Exhibits to the Company’s Form S-8, as filed with the Securities and Exchange Commission on September 17, 2002.

Footnote 20

Incorporated by reference to the similarly numbered Exhibits to the Company’s Form 10-K, as filed with the Securities and Exchange Commission on January 25, 2002, as amended by the Company’s Form 10-K/A, as filed with the Securities and Exchange Commission on March 5, 2002.

Footnote 21	Incorporated by reference to the Company’s 10-Q, for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

Footnote 22

Incorporated by reference to the similarly numbered Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-100149) as filed with the Securities and Exchange Commission on September 27, 2002.

Footnote 23	Incorporated by reference to Exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002.

Footnote 24

Incorporated by reference to the similarly numbered Exhibits to the Company’s Form 10-K, for the fiscal year ended September 30, 2002, as filed with the Securities and Exchange Commission on December 23, 2002, such Form 10-K being amended by this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

By:	/s/ Joseph J. Raymond
Joseph J. Raymond
Chairman of the Board of Directors, President and Chief Executive Officer

Date: October 14, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Joseph J. Raymond and each of them, as his true lawful attorney-in-fact and agent, with full power of substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K/A, and to file the same, together with all the exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and being requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, of his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Raymond	Chairman, Chief Executive Officer	October 14, 2003
Joseph J. Raymond	(Principal Executive Officer)

/s/ Michael A. Maltzman	Vice President and Chief Financial Officer	October 14, 2003
Michael A. Maltzman	(Principal Financing and Accounting Officer)

/s/ Michael J. Rutkin	Director	October 14, 2003
Michael J. Rutkin

/s/ H. Robert Kingston	Director	October 14, 2003
H. Robert Kingston

/s/ Sanford I. Feld	Director	October 14, 2003
Sanford I. Feld

/s/ Donald W. Feidt	Director	October 14, 2003
Donald W. Feidt

STRATUS SERVICES GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

As of September 30, 2002 and 2001

and for the Years Ended September 30, 2002, 2001 and 2000

Independent Auditors’ Report

To the Stockholders of

Stratus Services Group, Inc.

We have audited the accompanying balance sheets of Stratus Services Group, Inc. as of September 30, 2002 and 2001, and the related statements of operations, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended September 30, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our audits of the financial statements referred to above, we audited the financial Schedule II.  In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

As discussed in Note 1 to the financial statements, the accompanying financial statements have been restated to revise certain revenue recognition policies.

/s/ AMPER, POLITZINER & MATTIA, P.C.
AMPER, POLITZINER & MATTIA, P.C.

Edison, New Jersey

December 17, 2002, except as to information presented in Note 1, for which the date is September 12, 2003.

STRATUS SERVICES GROUP, INC.

Balance Sheets

	September 30,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$162,646	$171,822
Accounts receivable – less allowance for doubtful accounts of $1,742,000 and $551,000	9,179,543	8,540,112
Unbilled receivables	2,065,972	1,566,417
Other receivables	250,000	—
Prepaid insurance	2,709,331	1,436,278
Investment	—	1,166,046
Prepaid expenses and other current assets	333,601	77,146
Net assets of discontinued Engineering Division	—	199,610
	14,701,093	13,157,431

Property and equipment, net of accumulated depreciation	1,281,817	1,427,216
Intangible assets, net of accumulated amortization	7,887,727	7,078,428
Deferred financing costs, net of accumulated amortization	5,768	454,878
Other assets	154,991	150,205
	$24,031,396	$22,268,158
Liabilities and Stockholders’ Equity
Current liabilities
Loans payable (current portion)	$580,830	$347,289
Notes payable – acquisitions (current portion)	578,040	1,110,726
Line of credit	7,739,117	7,306,581
Cash overdraft	731,501	—
Insurance obligation payable	128,075	549,460
Accounts payable and accrued expenses	5,472,696	3,421,796
Accrued payroll and taxes	1,828,629	1,461,738
Payroll taxes payable	929,328	306,230
	17,988,216	14,503,820

Loans payable (net of current portion)	217,965	291,243
Notes payable – acquisitions (net of current portion)	1,919,532	1,403,847
Convertible debt	40,000	1,125,399
	20,165,713	17,324,309
Series A voting redeemable convertible preferred stock, $.01 par value, 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $39,000)	—	2,792,000
Temporary equity – put options	823,000	869,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized	—	—

Series A voting redeemable convertible preferred stock, $.01 par value, 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $345,376 and $-0-)	3,293,376	—

Series E non-voting convertible preferred stock, $.01 par value, 16,683 and -0- shares issued and outstanding, liquidation preference of $1,668,300 (including unpaid dividends of $20,000 and $-0-)	1,485,947	—

Series F voting convertible preferred stock, $.01 par value, 10,000 and -0- shares issued and outstanding, liquidation preference of $1,000,000	1,000,000	—

Series H non-voting convertible preferred stock, $.01 par value, 5,000 and -0- shares issued and outstanding, liquidation preference of $500,000	500,000	—

Common stock, $.01 par value, 25,000,000 shares authorized; 11,522,567 and 8,217,764 shares issued and outstanding	115,226	82,178
Additional paid-in capital	12,626,733	11,992,685
Accumulated deficit	(15,978,599)	(9,592,014)
Accumulated other comprehensive loss	—	(1,200,000)
Total stockholders’ equity	3,042,683	1,282,849
	$24,031,396	$22,268,158

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.

Statements of Operations

	Years Ended September 30,
	2002	2001	2000
	As Restated	As Restated	As Restated

Revenues	$65,121,095	$50,008,285	$34,443,283

Cost of revenues	53,600,695	39,056,232	26,071,159

Gross profit	11,520,400	10,952,053	8,372,124

Selling, general and administrative expenses	14,508,207	13,421,634	7,844,534

Loss on impairment of goodwill	400,000	700,000	—

Other charges	140,726	375,306	—

Operating earnings (loss) from continuing operations	(3,528,533)	(3,544,887)	527,590

Other income (expenses)
Finance charges	—	(61,291)	(453,827)
Interest and financing costs	(1,975,932)	(1,999,246)	(298,386)
(Loss) on sale of investment	(2,159,415)	—	—
Other income (expense)	83,398	(47,963)	45,944
	(4,051,949)	(2,108,500)	(706,269)

Earnings (loss) from continuing operations before income taxes	(7,580,482)	(5,653,387)	(178,678)

Income taxes (benefit)	—	340,000	(340,000)

Earnings (loss) from continuing operations	(7,580,482)	(5,993,387)	161,322
Discontinued operations — earnings (loss) from discontinued Engineering Division	(565,159)	145,930	884,588
Gain on sale of Engineering Division	1,759,056	—	—
Net earnings (loss)	(6,386,585)	(5,847,457)	1,045,910
Dividends and accretion on preferred stock	(1,041,810)	(63,000)	—
Net earnings (loss) attributable to common stockholders	$(7,428,395)	$(5,910,457)	$1,045,910

Basic:
Earnings (loss) from continuing operations	$(.82)	$(1.01)	$.03
Earnings from discontinued operations	.12	.02	.18
Net earnings (loss)	$(.70)	$(.99)	$.21

Diluted:
Earnings (loss) from continuing operations	$(.82)	$(1.01)	$.03
Earnings from discontinued operations	.12	.02	.17
Net earnings (loss)	$(.70)	$(.99)	$.20

Weighted average shares, outstanding per common share
Basic	10,555,815	5,996,134	4,931,914
Diluted	10,555,815	5,996,134	5,223,508

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.

Statements of Cash Flows

	Years Ended September 30,
	2002	2001	2000
Cash flows from operating activities
Net earnings (loss) from continuing operations	$(7,580,482)	$(5,993,387)	$161,322
Net earnings from discontinued operations	1,193,897	145,930	884,588
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	510,059	409,860	175,419
Amortization	565,427	359,134	191,710
Provision for doubtful accounts	1,658,000	661,000	122,500
Loss on impairment of goodwill	400,000	700,000	—
Deferred financing costs amortization	405,471	209,897	—
Loss on sale of investment	2,159,415	—	—
Loss on extinguishments of convertible debt	(3,277)	70,560	—
Accrued penalties on Series B Convertible Preferred Stock	28,080	—	—
Gain on sale of Engineering Division	(1,759,056)	—	—
Deferred taxes	—	340,000	(340,000)
Interest expense amortization for the intrinsic value of the beneficial conversion feature of convertible debentures	104,535	1,146,463	—
Imputed interest	—	—	57,652
Accrued interest	106,687	64,410	41,522
Compensation – stock options	—	67,900	46,800
Changes in operating assets and liabilities
Due from factor/accounts receivable	(2,796,986)	(2,347,247)	(2,938,890)
Prepaid insurance	(1,273,053)	(1,003,604)	(175,461)
Prepaid expenses and other current assets	(26,455)	201,023	(262,261)
Other assets	(5,111)	(65,652)	19,593
Insurance obligation payable	(421,385)	182,360	114,214
Accrued payroll and taxes	366,891	356,375	171,028
Payroll taxes payable	623,098	(106,283)	186,281
Accounts payable and accrued expenses	2,064,913	2,195,797	(80,469)
Total adjustments	2,707,253	3,441,993	(2,670,362)
	(3,679,332)	(2,405,464)	(1,624,452)
Cash flows (used in) investing activities
Purchase of property and equipment	(322,748)	(755,801)	(780,975)
Proceeds from sale of investment	206,631	—	—
Payments for business acquisitions	(336,726)	(1,218,674)	(1,053,868)
Net proceeds from sale of Engineering Division	1,709,079	—	—
Costs incurred in connection with investment	—	(17,046)	—
Loans receivable	—	(40,500)	(120,500)
	1,256,236	(2,032,021)	(1,955,343)
Cash flows from financing activities
Proceeds from initial public offering	—	—	6,034,169
Proceeds from issuance of common stock	222,083	1,412,772	—
Proceeds from issuance of preferred stock	1,932,131	—	—
Proceeds from loans payable	1,729,898	255,000	1,125,000
Payments of loans payable	(1,073,440)	(70,180)	(1,457,624)
Payments of notes payable – acquisitions	(1,117,001)	(320,394)	(1,164,100)
Net proceeds from line of credit	432,536	2,065,156	—
Net proceeds from convertible debt	327,775	2,664,239	—
Redemption of convertible debt	(302,896)	(2,222,883)	—
Proceeds from temporary equity - put options	—	60,000	—
Cash overdraft	731,501	—	—
Cost in connection with common stock issued for acquisition	(2,000)	—	—
Redemption of preferred stock	(455,000)	—	—
Purchase of treasury stock	—	(265,125)	(350,000)
Dividends paid	(11,667)	—	—
	2,413,920	3,578,585	4,187,445
Net change in cash and cash equivalents	(9,176)	(858,900)	607,650
Cash and cash equivalents – beginning	171,822	1,030,722	423,072
Cash and cash equivalents – ending	$162,646	$171,822	$1,030,722

See accompanying summary of accounting policies and notes to financial statements.

	Years Ended September 30,
	2002	2001	2000

Supplemental disclosure of cash paid
Interest	$1,937,930	$739,872	$201,718
Schedule of Non-cash Investing and Financing Activities
Fair value of assets acquired	$1,816,727	$4,568,674	$1,548,097
Less: cash paid	(336,727)	(1,218,674)	(1,048,097)
Less: common stock and put options issued	(380,000)	(800,000)	—
Liabilities assumed	$1,100,000	$2,550,000	$500,000
Issuance of common stock in exchange for notes payable	$—	$—	$1,000,000
Purchase of property and equipment for notes	$—	$—	$163,836
Purchase of treasury stock in exchange for loans	$—	$402,000	$—
Issuance of common stock in exchange for investment	$—	$61,000	$—
Issuance of common stock upon conversion of convertible debt	$736,003	$542,500	$—
Issuance of Series B Preferred Stock in exchange for convertible and other debt	$1,016,499	$—	$—
Issuance of Series E Preferred Stock in exchange for Series B Preferred Stock	$875,210	$—	$—
Issuance of common stock in exchange for accounts payable and accrued expenses	$59,000	$—	$—
Issuance of warrants for fees	$55,000	$—	$—
Issuance of preferred stock in exchange for investment	$—	$1,592,000	$—
Issuance of preferred stock for fees in connection with private placement ($410,000) and investment ($727,000)	$—	$1,137,000	$—
Issuance of common stock for fees in connection with private placement and investment	$—	$30,000	$—
Cumulative dividends and accretion on preferred stock	$1,030,143	$63,000	$—

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.

Statement of Stockholders’ Equity

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares

Balance – September 30, 1999	$(3,011,665)	$42,725	4,272,470	$—	—
Net earnings	1,045,910	—	—	—	—
Compensation expense in connection with stock options granted (no tax effect)	46,800	—	—	—	—
Issuance of common stock in exchange for notes payable	1,000,000	1,933	193,333	—	—
Proceeds from the initial public offering of common stock (net of costs of ($1,869,660)	5,930,340	13,000	1,300,000	—	—
Transfer from temporary equity	2,138,060	—	—	—	—
Purchase and retirement of treasury stock	(350,000)	(538)	(53,766)	—	—
Balance – September 30, 2000	$6,799,445	$57,120	5,712,037	$—	—
Net (loss)	(5,847,457)	—	—	—	—
Unrealized loss on securities available for sale	(1,200,000)	—	—	—	—
Dividends and accretion on preferred stock	(63,000)	—	—	—	—
Purchase and retirement of treasury stock	(15,125)	(33)	(3,333)	—	—
Purchase of treasury stock	(652,000)	—	—	—	—
Beneficial conversion feature of convertible debt	1,213,747	—	—	—	—
Warrants issued in connection with issuance of convertible debt	88,000	—	—	—	—
Compensation expense in connection with stock options granted (no tax effect)	67,900	—	—	—	—
Beneficial conversion feature of convertible debt redeemed	(631,881)	—	—	—	—
Conversion of convertible debt	429,448	5,194	519,394	—	—
Issuance of common stock in connection with acquisition	—	4,000	400,000	—	—
Proceeds from the private placements of common stock (net of costs of $432,228) for cash	1,002,772	14,497	1,449,666	—	—
Issuance of shares for services provided	30,000	300	30,000	—	—
Issuance of stock in exchange for investment	61,000	500	50,000	—	—
Issuance of stock with put options	—	600	60,000	—	—
Balance – September 30, 2001	$1,282,849	$82,178	8,217,764	$—	—

	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit

Balance – September 30, 1999	$—	$1,850,777	$(114,700)	$—	$(4,790,467)
Net earnings	—	—	—	—	1,045,910
Compensation expense in connection with stock options granted (no tax effect)	—	—	46,800	—	—
Issuance of common stock in exchange for notes payable	—	998,067	—	—	—
Proceeds from the initial public offering of common stock (net of costs of ($1,869,660)	—	5,917,340	—	—	—
Transfer from temporary equity	—	2,138,060	—	—	—
Purchase and retirement of treasury stock	—	(349,462)	—	—	—
Balance – September 30, 2000	$—	$10,554,782	$(67,900)	—	$(3,744,557)
Net (loss)	—	—	—	—	(5,847,457)
Unrealized loss on securities available for sale	—	—	—	(1,200,000)	—
Dividends and accretion on preferred stock	—	(63,000)	—	—	—
Purchase and retirement of treasury stock	—	(15,092)	—	—	—
Purchase of treasury stock	(652,000)	—	—	—	—
Beneficial conversion feature of convertible debt	—	1,213,747	—	—	—
Warrants issued in connection with issuance of convertible debt	—	88,000	—	—	—
Compensation expense in connection with stock options granted (no tax effect)	—	—	67,900	—	—
Beneficial conversion feature of convertible debt redeemed	—	(631,881)	—	—	—
Conversion of convertible debt	652,000	(227,746)	—	—	—
Issuance of common stock in connection with acquisition	—	(4,000)	—	—	—
Proceeds from the private placements of common stock (net of costs of $432,228) for cash	—	988,275	—	—	—
Issuance of shares for services provided	—	29,700	—	—	—
Issuance of stock in exchange for investment	—	60,500	—	—	—
Issuance of stock with put options	—	(600)	—	—	—
Balance – September 30, 2001	$—	$11,992,685	$—	$(1,200,000)	$(9,592,014)

See accompanying summary of accounting policies and notes to financial statements.

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares

Net (loss)	(6,386,585)	—	—	—	—
Dividends and accretion on preferred stock	(135,667)	—	—	906,143	—
Beneficial conversion feature of convertible debt and convertible preferred stock	136,000	—	—	(695,000)	—
Beneficial conversion feature of convertible debt redeemed	(69,541)	—	—	—	—
Conversion of convertible debt	736,003	25,375	2,537,479	—	—
Issuance of common stock in connection with acquisition	378,000	4,000	400,000	—	—
Proceeds from the private placements of common stock (net of costs of $9,750) for cash	222,083	2,777	277,724	—	—
Issuance of warrants for services provided	55,000	—	—	—	—
Issuance of Series B preferred stock in exchange for loans payable	934,907	—	—	1,016,499	203,300
Issuance of common stock in exchange for accounts payable and accrual expenses	59,000	896	89,600	—	—
Proceeds from the issuance of preferred stock (net of costs $402,870) for cash	2,162,131	—	—	2,565,001	82,650
Redemption of Series B Preferred Stock	(455,000)	—	—	(455,000)	(91,000
Redemption of convertible debt	(20,577)	—	—	—	—
Reclassification adjustment for loss on securities available for sale included in net income	1,200,000	—	—	—	—
Reclassification of Series A Preferred Stock to Stockholders’ Equity	2,916,000	—	—	2,916,000	1,458,933
Conversion of Series B Preferred Stock to Series E Preferred Stock	28,080	—	—	28,080	(163,267
Forgiveness of dividends on Series B Preferred Stock	—	—	—	(2,400)	—
Balance – September 30, 2002	$3,042,683	$115,226	11,522,567	$6,279,323	1,490,616

	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit

Net (loss)	—	—	—	—	(6,386,585)
Dividends and accretion on preferred stock	—	(1,041,810)	—	—	—
Beneficial conversion feature of convertible debt and convertible preferred stock	—	831,000	—	—	—
Beneficial conversion feature of convertible debt redeemed	—	(69,541)	—	—	—
Conversion of convertible debt	—	710,628	—	—	—
Issuance of common stock in connection with acquisition	—	374,000	—	—	—
Proceeds from the private placements of common stock (net of costs of $9,750) for cash	—	219,306	—	—	—
Issuance of warrants for services provided	—	55,000	—	—	—
Issuance of Series B preferred stock in exchange for loans payable	—	(81,592)	—	—	—
Issuance of common stock in exchange for accounts payable and accrual expenses	—	58,104	—	—	—
Proceeds from the issuance of preferred stock (net of costs $402,870) for cash	—	(402,870)	—	—	—
Redemption of Series B Preferred Stock	—	—	—	—	—
Redemption of convertible debt	—	(20,577)	—	—	—
Reclassification adjustment for loss on securities available for sale included in net income	—	—	—	1,200,000	—
Reclassification of Series A Preferred Stock to Stockholders’ Equity	—	—	—	—	—
Conversion of Series B Preferred Stock to Series E Preferred Stock	—	—	—	—	—
Forgiveness of dividends on Series B Preferred Stock	—	2,400	—	—	—
Balance – September 30, 2002	$—	$12,626,733	$—	$—	$(15,978,599)

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

STRATUS SERVICES GROUP, INC.

Notes to Financial Statements

Note 1 -          Nature of Operations and Summary of Significant Accounting Policies

Operations

Stratus Services Group, Inc. (the “Company”) is a national provider of staffing and productivity consulting services.  As of September 30, 2002, the Company operated a network of thirty-three offices in nine states.

The Company operates as one business segment.  The one business segment consists of its traditional staffing services and SMARTSolutions™, a structured program to monitor and enhance the production of a client’s labor resources.  The Company’s customers are in various industries and are located throughout the United States.  Credit is granted to substantially all customers.  No collateral is maintained.

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

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis, to fund the operation and capital needs, and to obtain additional financing as may be necessary.

Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company’s plans.  The steps include closing branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expense.

Revenue Recognition

The Company recognizes revenue as the services are performed by its workforce.  The Company’s customers are billed weekly.  At balance sheet dates, there are accruals for unbilled receivables and related compensation costs.

The Company has changed the method of reporting the revenues from payrolling services (“payrolling”) from gross billing to a net revenue basis.  Accordingly, reported revenues and related cost of revenues have been reduced and restated by $7,919,313, $7,018,053 and $1,756,388 in the year ended September 30, 2002, 2001 and 2000, respectively.  The change had no effect on the Company’s net operating results.

The following summarizes revenues:

	Years Ended September 30,
	2002	2001	2000
Staffing	$64,414,563	$49,170,040	$34,223,787

Payrolling	706,532	838,245	219,496
	$65,121,095	$50,008,285	$34,443,283

Unlike traditional staffing services, under a payrolling arrangement, the Company’s customer recruits and identifies individuals for the Company to hire to provide services to the customer.  The Company becomes the statutory employer although the customer maintains substantially all control over those employees.  Accordingly, Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” requires that we do not reflect the direct payroll costs paid to such employees in revenues and cost of revenue.

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

Earnings/Loss Per Share

The Company utilizes Statement of Financial Accounting Standards No. 128 “Earnings Per Share”, (SFAS 128), whereby basic earnings per share (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.

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

The Company evaluates the carrying value of its long-lived assets under the provisions of statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.  SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows, estimated to be generated by those assets are loess than the assets’ carrying value.  If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the assets.

The Company recorded charges of $400,000, $700,000 and $-0- in the years ended September  30, 2002, 2001 and 2000, respectively relating to the impairment of goodwill related with various acquisitions previously made by the Company.  The steady decline in revenue and earnings of those acquired business units and in the case of one business unit, the loss of a major customer required that the Company adjust the carrying value of the goodwill.  Using discounted cash flow projections for these acquired business units, the related goodwill was written down to their estimated fair values.

Factoring

The Company’s factoring agreement (see Note 6) with a financing institution (“factor”) had been accounted for as a sale of receivables under Statement of Financial Accounting Standards No. 125 “Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities”. (“SFAS” No. 125)

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate cost due to the short period of time to maturity.  Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the financial statements.

Stock – Based Compensation

Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS” 123”) allows a company to adopt a fair value based method of accounting for its stock-based compensation plans or continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”.  The Company accounts for stock-based compensation in accordance with the provisions of APB No. 25, and complies with the disclosure provisions of SFAS No. 123.  Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”).  SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.  As amended by SFAS 138, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  This statement did not have a material impact on the Company’s financial position and results of operations.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  The Company believes its revenue recognition policies do not significantly differ from SAB 101.

In September 2000, the FASB issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” which is a replacement of SFAS No. 125.  SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001.  This statement did not have a material impact on the Company’s financial position and results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”.  SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also requires that acquired intangible assets be recognized as assets apart from goodwill if they meet one of the two specified criteria.  Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.  This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.  Use of the pooling-of-interests method is prohibited.  The adoption of SFAS No. 141 did not have an impact on the Company’s financial condition or results of operations.

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

Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life.  If the useful life is determined to be indefinite, no amortization will be recorded.  For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed.  Other intangible assets are required to be tested for impairment in a manner similar to goodwill.  At September 30, 2002, the Company’s net goodwill was approximately $7,150,000, and annual amortization of such goodwill was approximately $291,000.  The Company will adopt SFAS No. 142 during its first fiscal quarter of fiscal 2003.  Because of the extensive effort required to comply with the remaining provisions of SFAS Nos. 141 and 142, the Company cannot reasonably estimate the impact on its financial statements of these provisions beyond discontinuing amortization.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company does not anticipate that this statement will have a material impact on its financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity’s commitment to an exit plan.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The effect of adoption of FAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

Note 2 -          Initial Public Offering

On May 5, 2000, the Company completed its initial public offering (“IPO”) of 1,300,000 shares of common stock at a price of $6.00 per share, generating net proceeds of approximately $5,930,000 after deducting underwriters discounts and offering costs of approximately $1,870,000.

Note 3 -          Acquisitions

On June 26, 2000, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of eight offices of Tandem, a division of Outsource International, Inc. (“Outsource”).  The purchase price was $1,300,000, of which $800,000 was paid in cash at the closing and the remaining $500,000 was represented by two promissory notes.  The first note, representing $400,000 was payable in two installments of $200,000 plus accrued interest at 8.5% a year, within 90 days and 180 days after closing.  The second note, representing $100,000 bears interest at 8.5% a year and is payable in twelve equal monthly installments beginning January 1, 2001.  As of September 30, 2002, a balance of approximately $8,000 remains unpaid and is included in the current portion of “Notes payable — acquisitions” on the attached balance sheet as of September 30, 2002.

The excess of cost paid over net assets acquired resulted in goodwill of $1,562,693, computed as follows:

Net assets acquired
Furniture and equipment	$38,175
Accrued holiday and vacation pay	(47,000)
(8,825)
Amounts paid
Cash	800,000
Notes payable	500,000
Finder’s fees ($143,000) and professional fees paid to third parties	253,868
1,553,868

Excess of amounts paid over net assets acquired – goodwill	$1,562,693

On October 27, 2000, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of seven offices of Tandem, a division of Outsource International, Inc. The initial purchase price for the assets was $125,000; of which $50,000 was paid in cash at the closing and the remaining $75,000 was represented by a promissory note secured by the assets purchased by the Company.  The note was payable in twenty-four equal monthly installments of principal and interest at a variable rate of prime plus two percent beginning December 1, 2000.  In January 2001, the Company exercised an option to repay the outstanding balance of the note plus $175,000 in lieu of an earnout payment of thirty percent of the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the acquired business for a two year period.

The excess of cost paid over net assets acquired resulted in goodwill of $855,718, computed as follows:

Net assets acquired
Furniture and equipment	$31,650
Accrued holiday and vacation pay	(21,758)
9,892
Amounts paid
Cash	50,000
Note payable	75,000
Earnout payable	175,000
Finder’s fees ($511,250) and professional fees paid to third parties	565,610
865,610

Excess of amounts paid over net assets acquired – goodwill	$855,718

On January 2, 2001, the Company purchased substantially all of the tangible and intangible assets of Cura Staffing, Inc. and The WorkGroup Professional Services, Inc.  The purchase price was $175,000 of which $100,000 was paid in cash at the closing and the remaining $75,000 was represented by a 90-day promissory note for $50,000 and $25,000 payable $5,000 a month beginning after the payment of the 90-day promissory note.  The promissory note bears interest at 6% a year.  As of September 30, 2002, the Company has not paid a portion of the $50,000 note and the entire $25,000 note.  The balance of approximately $26,000 is included in the current portion of “Notes payable — acquisitions” on the attached balance sheet as of September 30, 2002.

The excess of cost paid over net assets acquired resulted in goodwill of $228,144, computed as follows:

Net assets acquired
Furniture and equipment	$11,000
Accrued holiday and vacation pay	(12,000)
(1,000)
Amounts paid
Cash	100,000
Note payable and other payables	75,000
Finder’s fees ($25,000) and professional fees paid to third parties	52,144
227,144

Excess of amounts paid over net assets acquired — goodwill	$228,144

On July 27, 2001, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable of the clerical and light industrial staffing division of Source One Personnel, Inc. (“Source One”).  As a result of the acquisition, the Company has expanded its presence in the Philadelphia to New York corridor.

The initial purchase price for the assets was $3,400,000, of which $200,000 in cash, and 400,000 shares of the Company’s restricted common stock were paid at the closing and the remaining $2,400,000 was represented by two promissory notes.  In addition, Source One is entitled to earnout payments based upon the acquired business achieving certain performance levels during each of the three fiscal years beginning October 1, 2001.  There was no earnout payment due for the year ended September 30, 2002.  There was an additional $42,163 of costs paid to third parties in connection with the acquisition.  The first note, representing $600,000, was payable in one installment of $600,000 plus accrued interest at 7% per year, at 180 days after the closing.  The second note, representing $1,800,000 bears interest at 7% per year and is payable over a four-year period in equal quarterly payments beginning 120 days after the closing.  Source One had agreed to allow the Company to defer the payment of the first note and the February 2002 installment of the second note until the earlier of the receipt of the proceeds from the sale of the Company’s Engineering Division (see Note 4) or April 30, 2002.  In June 2002, Source One agreed to forbear from exercising remedies against the Company until June 30, 2002.  On July 31, 2002, the Company cured all payment defaults under the first and second notes.  In exchange for the forbearance, the Company agreed to issue 250,000 shares of its restricted Common Stock to Source One.  The $37,500 value of the shares which were issued in October 2002, is included in “Accounts Payable and Accrued Expenses” on the attached balance sheet as of September 30, 2002.  Source One has a put option to sell 400,000 shares back to the Company at $2 per share between 24 months after the closing and final payment of the second note, but not less than 48 months (see Note 18).

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

Effective January 1, 2002, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of seven offices of Provisional Employment Solutions, Inc. (“PES”).  The initial purchase price was $1,480,000, represented by a $1,100,000 promissory note and 400,000 shares of the Company’s common stock.  There was an additional $334,355 of costs paid to third parties in connection with the acquisitions.  In addition, PES is entitled to earnout payments of 15% of pretax profit of the acquired business up to a total of $1.25 million or the expiration of ten years, whichever occurs first.  There was no earnout payment due for the year ended September 30, 2002.  The note bears interest at 6% a year and is payable over a ten-year period in equal quarterly payments.

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

The above acquisitions have been accounted for as purchases.  The results of operations are included in the Company’s statements of operations from the effective date of acquisition.

The unaudited pro forma results of operations presented below assume that the acquisitions had occurred at the beginning of fiscal 2001.  This information is presented for informational purposes only and includes certain adjustments such as goodwill amortization resulting from the acquisitions and interest expense related to acquisition debt.

	Unaudited Year Ending September 30,
	2002	2001
Revenues	$70,279,095	$84,464,285

Net (loss) from continuing operations attributable to common stockholders	(8,461,292)	(4,967,387)

Net (loss) per share attributable to common stockholders
Basic	$(.80)	$(.78)
Diluted	$(.80)	$(.78)

The maturities on notes payable-acquisitions are as follows:

Year Ending September 30
2003	$578,040
2004	559,227
2005	598,453
2006	103,671
2007	110,033
Thereafter through 2013	548,198
$2,497,572

Note 4 -          Discontinued Operations – Sale of Engineering Division

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

Under the terms of the Asset Purchase Agreement, the Company received an initial cash payment of $1,560,000, which represented 80% of the initial $2,200,000 installment of the purchase price payable to SEP net of a $200,000 broker’s fee due to a third party.  Sahyoun Holdings, LLC received the other 20% of the initial net installment of the purchase price, or $440,000.

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

The transaction resulted in a gain, which was calculated as follows:

Initial cash payment	$2,200,000
Guaranteed additional payments	500,000
Less costs of sale:
Allocations to Sahyoun Holdings, LLC	(440,000)
Broker’s fee	(200,000)
Other costs	(100,921)
Balance	1,959,079
Net assets sold	200,023
Gain	$1,759,056

Revenues from the Division were $2,730,000, $7,245,000 and $5,477,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

The statements of operations for all period presented have been reclassified to reflect the operating results of the Division as discontinued operations.

Note 5 -          Transactions with Artisan (UK) plc

On June 26, 2001, the Company entered into an agreement to purchase 63,025,000 ordinary shares, representing 26.3% of the outstanding shares of enterpriseAsia. com (“EPA”), a London AIM listed company (see Note 1), from Artisan (UK) plc (“Artisan”).  In exchange, the Company issued to Artisan 850,837 shares of the Company’s Series A preferred stock (see Note 15).  This transaction was consummated, effective August 15, 2001.

The cost of the investment in EPA and value assigned to the preferred stock issued was based upon the market price per share of EPA on the date the transaction was consummated.  Accordingly, the original cost of the investment was $1,592,000 and, therefore, the 850,837 shares of preferred stock were assigned a value of $1.87 per share.

On July 3, 2001, the Company received $900,000 from Artisan.com Limited (“Artisan.com”), a company affiliated with Artisan, in exchange for 900,000 shares of the Company’s common stock in a private placement.  The transaction was in accordance with an agreement dated June 26, 2001 between the Company and Artisan.com.

In connection with the transactions with Artisan and Artisan.com, the Company issued 608,096 shares of its Series A preferred stock and 30,000 shares of its common stock for finders’ fees to third parties.

The Company entered into the transactions with Artisan to provide immediate and possible future working capital through the sale of the Company’s stock to Artisan and to provide the Company with business expansion opportunities in Asia through the investment in and relationship with EPA.

The value of the preferred stock and common stock issued for finders’ fees was allocated to the investment in EPA and a reduction to additional paid-in capital based on the relative value of the original investment of $1,592,000 and the $900,000 received for the 900,000 shares of the Company’s common stock.  Accordingly, the original cost of the investment in EPA increased by $757,000 and additional paid-in capital was reduced by $417,700.

The Company was unable to exercise significant influence over EPA’s operating and financial policies.  Therefore, the investment in EPA was classified as available-for-sale securities and was reported at fair value in the attached balance sheet.

Note 6 -          Factoring Agreement

The Company had a factoring agreement with an unrelated party under which it was able to sell qualified trade accounts receivable, with limited recourse provisions.  The Company was required to repurchase or replace any receivable remaining uncollected for more than 90 days.  During the years ended September 30, 2001, and 2000, gross proceeds from the sale of receivables was $10,204,208, and $34,179,692, respectively.  There were no gains or losses in connection with the sale or repurchase of receivables under the factoring agreement.

On December 12, 2000, the Company terminated its agreement with the factor.  As part of the termination agreement, the Company repurchased all accounts receivable from the factor with proceeds from a new line of credit (See Note 7).

Note 7 -          Line of Credit

On December 12, 2000, the Company entered into a loan and security agreement with a lending institution whereby the Company can borrow up to 90% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company’s tangible net worth (as defined).  Borrowings under the agreement bear interest at 1 ½% above the prime rate and are collateralized by substantially all of the Company’s assets.  The agreement expires on June 12, 2003.  Approximately $5,100,000 of the initial borrowing under this agreement was used to repurchase accounts receivable from the factor (see Note 6).  The prime rate at September 30, 2002 was 4.75%.

At September 30, 2002, the Company was in violation of the following covenants under the loan and security agreement:

(i)            Failing to meet the tangible net worth requirement, and;

(ii)           The Company’s Common Stock being delisted from the Nasdaq SmallCap Market

The Company has received a waiver from the lender on the above violations (see Note 24).

Note 8 -          Property and Equipment

Property and equipment consist of the following as of September 30:

	2002	2001
Furniture and fixtures	$666,941	$494,398
Office equipment	119,719	109,498
Computer equipment	1,163,135	978,809
Computer software	193,028	193,028
Vans	216,319	216,319
	2,359,142	1,992,052
Accumulated depreciation	(1,077,325)	(564,836)
Net property and equipment	$1,281,817	$1,427,216

Note 9 -          Intangible Assets

Intangible assets consist of the following as of September 30:

	2002	2001

Goodwill	$8,020,953	$7,114,822
Covenant-not-to-compete	213,180	127,300
Customer list	891,716	509,000
Less: accumulated amortization	(1,238,122)	(672,694)
	$7,887,727	$7,078,428

Note 10 -        Loans Payable

Loans payable consist of the following as of September 30:

		2002	2001
Notes, secured by vans with a book value of $110,549 as of September 30, 2002	(i)	$104,971	$134,698
18% promissory notes	(ii)	80,000	240,000
Stock repurchase note	(iii)	168,121	248,834
Demand note	(iv)	204,703	—
Demand note	(v)	41,000	—
Short-term loan	(vi)	75,000	—
Short-term loan	(vii)	125,000	—
Other		—	15,000
		798,795	638,532
Less current portion		(580,830)	(347,289)
Non-current portion		$217,965	$291,243

(i)                       Payable $3,453 per month, including interest at 9.25% to 10% a year.

(ii)                    Notes in the amount of $160,000 and $80,000 were due in April 2002.  In addition, the Company issued 40,000 and 20,000 shares of its common stock, respectively, to the noteholders.  The noteholders have the right to demand the repurchase by the Company of the shares issued, until the notes are paid in full, at $1.00 per share plus 15% interest.  Accordingly, $9,000 was charged to interest expense in the year ended September 30, 2001 and $69,000, representing the put option plus interest, is included in “Temporary equity — put options” on the attached balance sheet as of September 30, 2001.  In March 2002, the holder of the $160,000 note, a company owned by the Chief Executive Officer of the Company, exchanged the note for 32,000 shares of Series B Preferred Stock (see Note 15).  In this connection, 46,000 was transferred from “Temporary equity — put options” to “Stockholders Equity”.

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

Joint Venture

The Company provides information technology staffing services through a joint venture, Stratus Technology Services, LLC (“STS”), in which the Company has a 50% interest.  A son of the Chief Executive Officer of the Company has a majority interest in the other 50% venturer.  STS commenced operations during the year ended September 30, 2001.  The Company’s gain (loss) from operations of STS of $46,312 and $(36,344) for the years ended September 30, 2002 and 2001, respectively, is included in other income (expense) in the statements of operations.

Summarized financial information of STS is not provided because the investment is not material.

Note 12 -        Accounts Payable and Accrued Expenses

	2002	2001
Accounts payable	$3,675,922	$2,513,749
Accrued compensation	383,545	285,022
Accrued workers’ compensation expense	768,739	—
Workers’ compensation claims reserve	365,131	273,657
Accrued other	279,359	349,368
	$5,472,696	$3,421,796

Note 13 -        Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities follow:

	2002	2001
Current assets and liabilities
Allowance for doubtful accounts	$697,000	$220,000
Valuation allowance	(697,000)	(220,000)
Net current deferred tax asset	$—	$—

Non-current assets and liabilities
Net operating loss carryforward	$4,572,000	$2,694,000
Valuation allowance	(4,572,000)	(2,694,000)
Net non-current deferred tax asset	$—	$—

The change in valuation allowance was an increase of $2,355,000 and $2,316,000 and a decrease of $560,000 for the years ended September 30, 2002, 2001,  and 2000, respectively.

	2002	2001	2000

Income taxes (benefit) is comprised of:
Current	$—	$—	$—
Deferred	(2,355,000)	(1,976,000)	220,000
Change in valuation allowance	2,355,000	2,316,000	(560,000)
	$—	$340,000	$(340,000)

At September 30, 2002, the Company has available the following federal net operating loss carryforwards for tax purposes:

Expiration Date Year Ending September 30,

2012	$122,000
2018	1,491,000
2019	392,000
2021	4,730,000
2022	4,738,000

The utilization of the net operating loss carryforwards may be limited due to changes in control.

The effective tax rate on net earnings (loss) varies from the statutory federal income tax rate for periods ended September 30, 2002, 2001 and 2000.

	2001	2001	2000

Statutory rate	(34.0)%	(34.0)%	34.0%
State taxes net	(6.0)	(6.0)	6.0
Other differences, net	—	(0.4)	1.4
Valuation allowance	40.0	40.4	(79.4)
Benefit from net operating loss carryforwards	—	—	(10.2)
	—%	—%	(48.2)

Note 14 -        Convertible Debt

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

Deferred finance costs incurred in connection with the issuance of the debentures aggregated approximately $100,000 and $738,000 in the years ended September 30, 2002 and 2001, respectively, and was being amortized over the five year term of the debentures.  Included in the $738,000 is $88,000 for 50,000 five-year $5.00 warrants and 100,000 five-year $7.50 warrants issued as finders’ fees.  In addition, the Company paid approximately $80,000 and $280,000 in the years ended September 30, 2002 and 2001, respectively, in exchange for extending the earliest conversion date and the maturity date by an additional 120 days on approximately $592,000 and $1,048,500 of debentures, respectively.  These amounts were charged to deferred finance costs and were being amortized over 120 days.  Included in interest expense for the years ended September 30, 2002 and 2001 is approximately $290,000 and $146,000, respectively, for amortization of deferred finance costs in connection with the debentures.

During the years ended September 30, 2002 and 2001, the Company redeemed $270,180 and $1,897,220 of debentures, respectively, resulting in a gain (loss) of approximately $3,000 an ($71,000), respectively, which is included in “Other income (expense)” in the statements of operations.  The gain (loss) is comprised of the following:

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

Note 15 -        Preferred Stock

a.          Series A

In August 2001, the Company issued 1,458,933 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) in connection with transactions with Artisan (see Note 5).

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

b.     Series B

In March 2002, the Company issued 32,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) in exchange for a $160,000 note due to a company owned by the Chief Executive of the Company (see Note 10).  An additional 231,300 shares were issued to the Debenture Holder (see Note 14) in exchange for (i) 456,499 aggregate principal amount of debentures, (ii) cancellation of a $400,000 promissory note due to the Debenture Holder and (iii) $300,000 in cash.

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

In July 2002, the remaining 172,300 shares of Series B Preferred Stock (including 32,000 shares held by a company owned by the Chief Executive Officer of the Company) were exchanged for 8,615 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”).

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

e.         Series H

In September 2002, the Company sold 5,000 shares of newly created Series H Convertible Preferred Stock (the “Series H Preferred Stock”) in a private placement for $500,000 in cash.

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

Note 16 -    Other Charges

Year ended September 30, 2002:

Included in “Other Charges” are costs incurred in connection with financing not obtained ($75,066), penalties associated with the Series B Preferred Stock ($28,160) (see Note 15), and the fair value of shares issued to Source One in connection with a forbearance agreement ($37,500) (see Note 3).

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

In September 2001, the Company placed 1,500,000 of unregistered shares of its common stock into an escrow account in anticipation of receiving a loan which was to be collateralized by the shares of common stock.  The loan transaction was never consummated, but in October 2001 the shares were illegally transferred out of the escrow account by a third party to a foreign jurisdiction.  Subsequent thereto, all but 89,600 shares were returned to the Company and cancelled.  The Company, which made several attempts to recover the shares, recorded a $59,000 charge to operations in the year ended September 30, 2001, representing the market value of the shares not returned.  The 89,600 shares were recorded as issued shares in the year ended September 30, 2002 and $59,000 was credited to stockholders’ equity.  The Company has not pursued litigation to attempt to recover the remaining 89,600 shares, due to the prohibitive costs of retaining counsel and instituting an action in a foreign jurisdiction.

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

Other

From time to time, the Company is involved in litigation incidental to its business including employment practices claims.  There is currently no litigation that management believes will have a material impact on the Company’s financial portion.

Note 18 -    Temporary Equity

Certain stockholders of the Company may have had a right to pursue claims against the Company as a result of possible technical violations of the laws and regulations governing the private placement and issuance of securities.  Accordingly, the Company had recorded the original total proceeds of the sale of the shares to these certain stockholders in the amount of $1,618,060 as temporary equity – common shares in the balance sheet.  The Company made a rescission offer to stockholders holding approximately 2.8 million shares, pursuant to which the Company offered to repurchase the shares at their original purchase price (plus applicable interest) which ranged from $0.75 to $3.75 per share.  As a result of no one accepting the rescission offer during the rescission period and the expiration, in certain cases, of applicable statutes of limitation, the $1,618,060 of temporary equity – common shares was transferred to additional paid-in capital during the year ended September 30, 2000.

Temporary equity-put options consist of the following as of September 30:

	2002	2001

Put options on 400,000 shares of the Company’s Common Stock issued in connection with the acquisition of Source One (see Note 3)	$800,000	$800,000

Put options on 20,000 and 60,000 shares of the Company’s Common Stock issued in connection with loans payable (see Note 10)	23,000	69,000
	$823,000	$869,000

Note 19 -    Stock Options and Warrants

The Company has issued stock options to employees with terms of five to ten years.  The options may be exercised for 4,756,349 shares.

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

The Company currently has in place four stock option plans, the 1999 Equity Incentive Plan (“1999 Plan”), the 2000 Equity Incentive Plan (“2000 Plan”), the 2001 Equity Incentive Plan (“2001 Plan”), and the 2002 Equity Incentive Plan (“2002 Plan”) (collectively the “Equity Incentive Plans” or the “Plans”).  The terms of these Plans are substantially similar.  The aggregate number of shares reserved for issuance under each of the Plans and the shares currently vested are, respectively, as follows:

500,000 shares authorized, 66,099 vested	—	1999 Plan
500,000 shares authorized, 97,500 vested	—	2000 Plan
1,000,000 shares authorized, 800,000 vested	—	2001 Plan
5,000,000 shares authorized, 3,284,000 vested	—	2002 Plan

The Equity Incentive Plans are administered by the Compensation Committee of the Board of Directors, which are authorized to grant (i) “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock grants; (v) deferred stock awards; and (vi) other stock based awards to employees of the Company and its subsidiaries.  The Compensation Committee determines (a) the recipient of awards under the Plans (“Awards”); (b) the times at which Awards will be made; (c) the size and type or types of Awards to be made to each recipient; and (d) will set forth in each such Award the terms, conditions and limitations applicable to the Award granted.  The Compensation Committee has full and exclusive power to interpret the Plan, to adopt rules, regulations and guidelines relating to the Plan, to grant waivers of Plan restrictions and to make all of the determinations necessary for its administration.

Pro forma information regarding net income and earnings per share is required by the Financial Accounting Standards Board Statement (“FASB No. 123”), and has been determined as if the Company had accounted for its employee stock options under the fair value method.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes method option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following weighted-average assumptions were used:

	September 30,
	2002	2001	2000
Risk- free interest rate	4%	5%	6%
Dividend yield	0%	0%	0%
Expected life	4-7 years	4-7 years	4-7 years
Volatility	100%	84%	54%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

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

Compensation expense under APB 25 for the years ended September 30, 2002, 2001 and 2000 was $-0-, $67,900 and $46,800, respectively.

A summary of the Company’s stock option activity and related information for the years ended September 30 follows:

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

The weighted-average fair value of options granted was $.37, $1.40 and $3.66 in the years ended September 30, 2002, 2001 and 2000, respectively.

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

These warrants were issued in, respectively, the years ended 2000, 2001 and 2002 in consideration for the following:

(i)            95,000 warrants issued to the investors in connection with a private placement (“Private Placement III”);

(ii)           150,000 warrants issued to the investors in connection with a private placement of debentures “Private Placement IV”) and 16,667 warrants issued to the Placement Agent in connection with Private Placement IV; and

(iii)          240,000 warrants issued to two consultants in payment for fees and to the placement agent for a private placement (“Private Placement V”).

A summary of the Company’s warrant activity and related information for the years ended September 30 follows:

	Warrants	Weighted Average Exercise Price

Outstanding at September 30, 1999	66,667	$7.50
Granted	225,000	6.94
Canceled	—	—
Exercised	—	—

Outstanding at September 30, 2000	291,667	7.07
Granted	166,667	5.27
Canceled	—	—
Exercised	—	—

Outstanding at September 30, 2001	458,334	6.50
Granted	240,000	1.52
Canceled	—	—
Exercised	—	—
Outstanding at September 30, 2002	698,334	$4.91

The exercise prices range from $.65 to $6.00 per share.

The weighted-average fair value of options granted was $.29, $.59 and $2.90 in the years ended September 30, 2002, 2001 and 1999, respectively.  As of September 30, 2002, no stock options or warrants have been exercised.

Note 20 -    Major Customers

The Company had no customers who accounted for more than 10% of total revenues for the years ended September 30, 2002 and 2001, and one customer who accounted for 10% of total revenues for the year ended September 30, 2000.  Major customers are those who account for more than 10% of total revenues.

Note 21 -    Retirement Plans

The Company maintains two 401(k) savings plans for its employees.  The terms of the plan define qualified participants as those with at least three months of service.  Employee contributions are discretionary up to a maximum of 15% of compensation.  The Company can match up to 20% of the employees’ first 5% contributions.  The Company’s 401(k) expense for the years ended September 30, 2002, 2001 and 2000 was $8,000, $50,000 and $37,000, respectively.

Note 22 -    Private Placements

In June 2001, the Company entered into an agreement with an investment banker to raise $1,200,000 through the sale of the Company’s stock through private placements at a price per share calculated at a 30% discount to the 20-day average of the mean between the closing bid and asked prices.  The agreement provided that the Company pays a placement fee to the investment banker of 10% of the gross proceeds received from the private placements and also issues five-year warrants equal to 10% of the number of shares sold at an exercise price equal to the price per share of the private placement.  In addition, the Company was to pay the investment banker’s expenses in connection with the agreement, not to exceed $50,000.  During the years ended September 30, 2002 and 2001, the Company sold 100,002 and 166,667 shares, respectively, at $.75 per share under this agreement.  In connection therewith, the Company paid $91,750 and $16,250 to the investment banker and issued warrants to purchase 10,000 and 16,667 shares of the Company’s common stock in the years ended September 30, 2002 and 2001, respectively.

For the years ended September 30, 2002 and 2001, private placements resulted in the issuance of 277,724 and 1,449,666 shares of common stock, respectively (see Notes 5, 11 and 15).

Note 23 -    Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	As Restated	As Restated	As Restated	As Restated
Year ended September 30, 2002:
Revenues from continuing operations, as amended	$13,131,819	$15,816,142	$17,198,651	$18,974,483
Gross profit from continuing operations	2,673,902	2,668,678	2,882,173	3,295,647
Net earnings (loss) from discontinued Engineering Division	73,266	1,446,997	(7,366)	(319,000)
Net earnings (loss) from continuing operations	(857,943)	(1,218,441)	(4,645,496)	(1,900,412)
Net earnings (loss) attributable to common stockholders	(784,677)	228,556	(4,652,862)	(2,219,412)

Basic earnings (loss) per share attributable to common stockholders:
Continuing operations	(.09)	(.12)	(.40)	(.16)
Discontinued operations	.01	.14	—	(.03)
Total	(.08)	.02	(.40)	(.19)

Diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	(.09)	(.12)	(.40)	(.16)
Discontinued operations	.01	.14	—	(.03)
Total	(.08)	.02	(.40)	(.19)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	As Restated	As Restated	As Restated	As Restated
Year ended September 30, 2001:
Revenues from continuing operations, as amended	$15,749,050	$11,080,481	$10,526,078	$12,652,676
Gross profit from continuing operations	3,837,116	2,449,282	2,197,927	2,467,728
Net earnings (loss) from discontinued Engineering Division	77,422	2,229	(10,226)	76,505
Net earnings (loss) from continuing operations	236,077	(2,154,877)	(1,514,282)	(2,560,305)
Net earnings (loss) attributable to common stockholders	313,499	(2,152,648)	(1,524,508)	(2,546,800)

Basic earnings (loss) per share attributable to common stockholders:
Continuing operations	.04	(.38)	(.26)	(.37)
Discontinued operations	.01	—	—	.01
Total	.05	(.38)	(.26)	(.36)

Diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	.04	(.38)	(.26)	(.37)
Discontinued operations	.01	—	—	.01
Total	.05	(.38)	(.26)	(.36)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	As Restated	As Restated	As Restated	As Restated
Year ended September 30, 2000:
Revenues from continuing operations, as amended	$6,287,347	$7,903,124	$7,176,532	$13,076,280
Gross profit from continuing operations	1,496,995	1,946,929	1,845,038	3,083,162
Net earnings from discontinued Engineering Division	316,334	29,617	208,690	329,947
Net earnings (loss) from continuing operations	(160,398)	131,986	(30,794)	220,528
Net earnings (loss) attributable to common stockholders	155,936	161,603	177,896	550,475

Basic earnings (loss) per share attributable to common stockholders:
Continuing operations	(.03)	.03	(.01)	.04
Discontinued operations	.07	.01	.04	.04
Total	.04	.04	.03	.10

Diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	(.03)	.03	(.01)	.04
Discontinued operations	.06	.01	.04	.06
Total	.03	.04	.03	.10

Note 24 -    Subsequent Events

a.             Effective December 1, 2002 (the “Effective Date”), the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services, Inc. (“Elite”).  The purchase price, payable at closing, was $1,264,000 (the “Base Purchase Price”), all of which was represented by a promissory note (the “Note”) payable over eight years, in equal monthly installments.  Imputed interest at the rate of 4% per year is included in the Note amount.  Accordingly, the net Base Purchase Price was $1,083,813.

In addition, Elite may also receive as additional purchase price, an amount equal to 10% of “Gross Profits” as defined in the Asset Purchase Agreement, of the acquired business between $2,500,000 and $3,000,000 per year plus 15% of Gross Profits of the acquired business in excess of $3,200,000 per year for a minimum of one year from the Effective Date, and for a period of two years from the Effective Date if Gross Profits for the first year reach specified levels.

In connection with the acquisition, the Company also entered into an employment and non-compete agreement for a five-year period with the President and sole stockholder of Elite.

b.             On November 22, 2002, the Company received notification from the Nasdaq Listing and Hearing Review Council (“Review Council”), that it was affirming a previous decision to decision to de-list the Company’s securities from the Nasdaq Stock Market.  However, the Review Council also noted that, pursuant to Nasdaq Marketplace Rule 4850 (a), the NASD Board of Governors may call this decision for review in connection with an upcoming Board meeting.

c.             In October and November 2002, holders of Series E Preferred Stock converted 5,205 shares into 4,486,911 shares of the Company’s Common Stock at conversion prices between $.108 and $.1365.

d.             In December 2002, the Company and Charles Sahyoun agreed to offset the $250,000 of the Third Payment due to the Company in connection with the sale of its Engineering Division against $250,000 of accrued commissions due Charles Sahyoun.

e,             In December 2002, in connection with the lender granting a waiver to the Company for violations of certain covenants under the loan and security agreement (the “Agreement”), the Company entered into a modification of the Agreement.  The modification provides that borrowings under the agreement bear interest at 1 ¾% above the prime rate, as long as the Company is in violation of any of the covenants under the Agreement.

Stratus Services Group, Inc.

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at beginning of period	Charged to bad debt expense (3)	Other (1)	Deductions (Write-offs of bad debts)	Balance at end of period

September 30:
2002	$551,000	$1,650,000	$—	$(459,000)	$1,742,000
2001	255,000	$661,000	30,000	(395,000)	551,000
2000	703,000	—	142,500	(590,500)	255,000

Allowance for Recourse Obligation

	Balance at beginning of period	Charged to bad debt expense	Other (1)	Deductions (Write-offs of bad debts)	Balance at end of period

September 30:
2002	$—	$—	$—	$—	$—
2001	30,000	—	(30,000)	—	—
2000	50,000	122,500	(142,500)	—	30,000

Allowance for Investment in Related Party

	Balance at beginning of period	Charged to bad debt expense	Other (1)	Deductions (Write-offs of bad debts)	Balance at end of period

September 30:
2002	$—	$—	$—	$—	$—
2001	663,000	—	—	(663,000)	—
2000	663,000	—	—	—	663,000

Valuation Allowance for Deferred Taxes

	Balance at beginning of period	Charged to costs and expenses (2)	Other	Deductions	Balance at end of period

September 30:
2002	$2,914,000	$2,355,000	$—	$—	$5,269,000
2001	598,000	2,316,000	—	—	2,914,000
2000	1,158,000	(560,000)	—	—	598,000

(1)  Transfers between valuation accounts.

(2)  Reflects the increase (decrease) in the valuation allowance associated with net operating losses of the Company.

(3)  Includes $244,000 charged to discontinued operations in the year ended September 30,2002.