Form 10-Q/A
period 2002-12-31
STRATUS SERVICES GROUP INC
filed 2003-10-14
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number  001-15789

STRATUS SERVICES GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-3499261
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Craig Road, Suite 201, Manalapan, New Jersey 07726
(Address of principal executive offices)

(732) 866-0300
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒           No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 120-b of the Exchange Act).  Yes ☐        No ☒

As of February 13, 2003, 17,289,161 shares of the Registrant’s common stock were outstanding.

Part I – Financial Information

Item 1. – Financial Statements

STRATUS SERVICES GROUP, INC.

Condensed Balance Sheets

	December 31, 2002	September 30, 2002
	As Restated
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,620	$162,646
Accounts receivable – less allowance for doubtful accounts of $1,523,000 and $1,742,000	11,457,414	9,179,543
Unbilled receivables	679,811	2,065,972
Other receivables	—	250,000
Prepaid insurance	2,845,381	2,709,331
Prepaid expenses and other current assets	329,822	333,601
	15,326,048	14,701,093

Property and equipment, net of accumulated depreciation	1,352,284	1,281,817
Intangible assets, net of accumulated amortization	1,895,608	802,145
Goodwill	7,085,582	7,085,582
Deferred financing costs, net of accumulated amortization	5,366	5,768
Other assets	182,001	154,991
	$25,746,889	$24,031,396

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable (current portion)	$1,267,157	$580,830
Notes payable – acquisitions (current portion)	622,145	578,040
Line of credit	8,754,864	7,739,117
Cash overdraft	664,648	731,501
Insurance obligation payable	12,343	128,075
Accounts payable and accrued expenses	6,031,152	5,472,696
Accrued payroll and taxes	2,088,624	1,828,629
Payroll taxes payable	475,569	929,328
	19,916,502	17,988,216

Loans payable (net of current portion)	148,997	217,965
Notes payable – acquisitions (net of current portion)	2,546,112	1,919,532
Convertible debt	40,000	40,000
	22,651,611	20,165,713

Temporary equity – put options	823,000	823,000
Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series A voting redeemable convertible preferred stock, $.01 par value, 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $421,970 and $345,376)	3,420,970	3,293,376

Series E non-voting convertible preferred stock, $.01 par value, 11,478 and 16,683 shares issued and outstanding, liquidation preference of $1,147,800 (including unpaid dividends of $40,647 and $20,000)	1,188,447	1,485,947

Series F voting convertible preferred stock, $.01 par value, 10,000 shares issued and outstanding, liquidation preference of $1,000,000	1,000,000	1,000,000

Series H non-voting convertible preferred stock, $.01 par value, 5,000 shares issued and outstanding, liquidation preference of $500,000 (including unpaid dividends of $7,500 and $-0-)	507,500	500,000

Common stock, $.01 par value, 100,000,000 shares authorized; 16,259,478 and 11,522,567 shares issued and outstanding	162,595	115,226
Additional paid-in capital	12,761,770	12,626,733
Accumulated deficit	(16,669,004)	(15,978,599)
Total stockholders’ equity	2,372,278	3,042,683
	$25,746,889	$24,031,396

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2002	2001
	As Restated	As Restated

Revenues	$20,025,020	$13,131,819

Cost of revenues	16,666,292	10,457,917

Gross Profit	3,358,728	2,673,902

Selling, general and administrative expenses	3,556,509	2,901,487

Operating (loss) from continuing operations	(197,781)	(227,585)

Other income (expenses)
Interest and financing costs	(498,911)	(512,043)
Other income	6,287	5,685
	(492,624)	(506,358)
(Loss) from continuing operations	(690,405)	(733,943)

Discontinued operations – earnings from discontinued Engineering Division	—	73,266

Net (loss)	(690,405)	(660,677)
Dividends and accretion on preferred stock	(366,094)	(124,000)

Net (loss) attributable to common stockholders	$(1,056,499)	$(784,677)

Net earnings (loss) per share attributable to common stockholders
Basic:
Earnings (loss) from continuing operations	$(.07)	$(.09)
Earnings from discontinued operations	—	.01
Net (loss)	$(.07)	$(.08)

Diluted:
(Loss) from continuing operations	$(.07)	$(.09)
Earnings from discontinued operations	—	.01
Net (loss)	$(.07)	$(.08)

Weighted average shares outstanding per common share
Basic	14,337,271	8,802,821
Diluted	14,337,271	8,802,821

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2002	2001
	As Restated
Cash flows from operating activities
Net (loss) from continuing operations	$(690,405)	$(733,943)
Net earnings from discontinued operations	—	73,266
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	138,879	132,877
Amortization	74,412	138,563
Provision for doubtful accounts	25,000	25,000
Deferred financing costs amortization	402	245,585
Loss on sales of shares of investment	—	9,550
Loss on extinguishment of convertible debt	—	11,184
Interest expense amortization for the intrinsic value of the beneficial conversion feature of convertible debentures	—	36,535
Accrued interest	(20,588)	50,221
Imputed interest	7,633	—
Changes in operating assets and liabilities
Accounts receivable	(916,710)	—
Prepaid insurance	(136,050)	45,617
Prepaid expenses and other current assets	3,779	(39,185)
Other assets	(27,010)	(122,909)
Insurance obligation payable	(115,732)	(253,044)
Accrued payroll and taxes	259,995	(224,723)
Payroll taxes payable	(453,759)	12,790
Accounts payable and accrued expenses	507,544	85,990
Total adjustments	(652,205)	43,548
	(1,342,610)	(617,129)
Cash flows (used in) investing activities
Purchase of property and equipment	(134,346)	(103,301)
Proceeds from sales of shares of investment	—	5,466
Payments for business acquisitions	(38,000)	—
	(172,346)	(97,835)
Cash flows from financing activities
Proceeds from issuance of common stock	—	193,250
Proceeds from loans payable	680,000	—
Payments of loans payable	(62,641)	(38,284)
Payments of notes payable – acquisitions	(182,823)	(105,000)
Net proceeds from line of credit	1,015,747	147,546
Cash overdraft	(66,853)	286,584
Net proceeds from convertible debt	—	243,620
Redemption of convertible debt	—	(145,242)
Dividends paid	(17,500)	—
	1,365,930	585,474
Net change in cash and cash equivalents	(149,026)	(129,490)
Cash and cash equivalents – beginning	162,646	171,822
Cash and cash equivalents – ending	$13,620	$42,332
Supplemental disclosure of cash paid
Interest	$519,499	$223,559
Schedule of Noncash Investing and Financing Activities
Fair value of assets acquired	$1,242,875	$—
Less: cash paid	(153,000)	—
Liabilities assumed	$1,089,875	$—

See notes to condensed financial statements.

	Three Months Ended December 31,
	2002	2001
	As Restated

Issuance of common stock upon conversion of convertible preferred stock	$511,000	$—
Issuance of common stock in exchange for accounts payable and accrued expenses	$37,500	$59,000
Issuance of common stock upon conversion of convertible debt	$—	$273,502
Issuance of warrants for fees	$—	$55,000
Cumulative dividends and accretion on preferred stock	$348,594	$124,000

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

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.  The condensed balance sheet as at December 31, 2002 and the condensed statement of cashflows for the three months then ended, have been amended to include the contingent portion of the purchase price of an acquisition on December 1, 2002 (see Note 9).  In addition, the Company has changed the method of reporting the revenues for payrolling services (“payrolling”) from gross billing to a net revenue basis.  Accordingly, reported revenues and related cost of revenues have been reduced and restated by $2,122,708 and $1,661,405 in the three months ended December 31, 2002 and 2001, respectively.  The change had no effect on the Company’s net operating results.

The following summarizes revenues:

	Three Months Ended December 31,
	2002	2001
Staffing	$19,781,943	$13,008,727

Payrolling	243,077	123,092
	$20,025,020	$13,131,819

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

NOTE 2 – LIQUIDITY

At December 31, 2002, the Company had limited liquid resources.  Current liabilities were $19,916,502 and current assets were $15,326,048.  The difference of $4,590,454 is a working capital deficit, which is primarily the result of losses incurred during the years ended September 30, 2002 and 2001.  Current liabilities include a cash overdraft of $664,648, which is represented by outstanding checks.  These conditions raise substantial doubts about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 4 – INTANGIBLE ASSETS

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

As of December 31, 2002 and September 30, 2002, intangible assets consisted of the following:

	December 31, 2002	September 30, 2002

Covenant-not-to-compete	$232,680	$213,180
Customer list	2,040,091	891,716
	2,272,771	1,104,896
Less: accumulated amortization	(377,163)	(302,751)
	$1,895,608	$802,145

For the quarter ended December 31, 2001, the Company recorded goodwill amortization of $98,974.  Excluding this amortization expense net (loss) attributable to common stockholders from continuing operations for the three months ended December 31, 2001, would have been $(758,969) or $(.09) per basic and diluted share.

Estimated amortization expense for each of the next five years is as follows:

For the Year Ending December 31,

2004	$257,000
2005	214,000
2006	214,000
2007	118,000
2008	118,000

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

NOTE 6 – CONVERTIBLE DEBT

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

NOTE 8 – DISCONTINUED OPERATIONS, SALE OF ENGINEERING DIVISION

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

NOTE 9 – ACQUISITION

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

For financial accounting purposes, interest on the note has been imputed at a rate of 11% per year.  Accordingly, the note and Base Purchase Price has been recorded at $845,875.  In accordance with SFAS No. 141, “Business Combinations”, the contingent portion of the purchase price has been recognized as a liability to the extent that the net acquired assets exceed the purchase price.  Accordingly $144,000 is included in “Accounts payable and accrued expenses” on the attached condensed balance sheet as at December 31, 2002.  There was an additional $153,000 of costs paid to third parties in connection with the acquisition.

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

	Unaudited Three Months Ended December 31,
	2002	2001
Revenues	$25,606,020	$23,290,818
Net (loss) from continuing operations attributable to common stockholders	(996,525)	(797,943)

Net (loss) per share attributable to common stockholders
Basic	$(.07)	$(.09)
Diluted	$(.07)	$(.09)

NOTE 10 – RELATED PARTY TRANSACTIONS

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

Continuing Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Revenues.  Revenues increased 52.5% to $20,025,020 for the three months ended December 31, 2002 from $13,131,819 for the three months ended December 31, 2001.  Approximately $6.4 million of the increase was attributable to the acquisitions in January and December 2002.  Excluding acquisitions revenues increased 3.8%.  This increase was a result of an increase in billable hours.

Gross Profit.  Gross profit increased 25.6% to $3,358,728 for the three months ended December 31, 2002 from $2,673,902 for the three months ended December 31, 2001, primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 16.8% for the three months ended December 31, 2002 from 20.4% for the three months ended December 31, 2001.  This decrease was a result of increased pricing competition of staffing services and increases in the cost of workers’ compensation insurance.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, not including depreciation and amortization, increased 27.1% to $3,343,218 for the three months ended December 31, 2002 from $2,630,047 for the three months ended December 31, 2001.  Selling, general and administrative expenses, not including depreciation and amortization, as a percentage of revenues decreased to 16.7% for the three months ended December 31, 2002 from 20.0% for the three months ended December 31, 2001.  The increase in the dollar amount is primarily a result of the acquisitions in January and December 2002, whereas the percentage of revenue decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expenses decreased 21.4% to $213,291 for the three months ended December 31, 2002 from $271,440 for the three months ended December 31, 2001.  Depreciation and amortization as a percentage of revenues decreased to 1.1% for the three months ended December 31, 2002 from 2.1% for the three months ended December 31, 2001.  The decrease was primarily due to the discontinuance of the amortization of goodwill.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation.  The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure will provide the required interim and annual disclosures beginning in the quarter ended March 31, 2003.

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

In February 2003, the holder of a $100,000 short-term note due by the Company agreed to convert the note into 1,000 shares of Series E Preferred Stock.  In addition, the holder purchased 6,000 shares of Series E Preferred Stock from the Company for $600,000.  The issuance of the Common Stock upon the conversion of the note and the issuance of the Series E Preferred Stock was made in reliance upon the exemptions provided under Rule 506 and Section 4(2) of the Securities Act of 1933.

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

Item 5 – Other Information

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

STRATUS SERVICES GROUP, INC.

Date: October 14, 2003	By:	/s/ Joseph J. Raymond
Joseph J. Raymond
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: October 14, 2003	By:	/s/ Michael A. Maltzman
Michael A. Maltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)