Form 10-Q/A
period 2003-03-31
STRATUS SERVICES GROUP INC
filed 2003-10-14
CIK 1044391

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
	As Restated
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$234,803	$162,646
Accounts receivable – less allowance for doubtful accounts of $1,555,000 and $1,742,000	12,418,719	9,179,543
Unbilled receivables	2,716,342	2,065,972
Other receivables	—	250,000
Prepaid insurance	2,474,746	2,709,331
Prepaid expenses and other current assets	320,068	333,601
	18,164,678	14,701,093

Property and equipment, net of accumulated depreciation	1,272,098	1,281,817
Intangible assets, net of accumulated amortization	1,812,607	802,145
Goodwill	7,085,582	7,085,582
Deferred financing costs, net of accumulated amortization	4,964	5,768
Other assets	180,899	154,991
	$28,520,828	$24,031,396

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable (current portion)	$750,695	$464,830
Loans payable – related parties	341,000	116,000
Notes payable – acquisitions (current portion)	624,887	578,040
Line of credit	10,359,108	7,739,117
Cash overdraft	1,044,629	731,501
Insurance obligation payable	—	128,075
Accounts payable and accrued expenses	7,182,700	5,472,696
Accrued payroll and taxes	2,475,733	1,828,629
Payroll taxes payable	1,585,145	929,328
	24,363,897	17,988,216

Loans payable (net of current portion)	105,287	217,965
Notes payable – acquisitions (net of current portion)	2,388,818	1,919,532
Convertible debt	40,000	40,000
	26,898,002	20,165,713

Temporary equity – put options	823,000	823,000
Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series A voting redeemable convertible preferred stock, $.01 par value, 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $498,564 and $345,376)	3,549,564	3,293,376

Series E non-voting convertible preferred stock, $.01 par value, 18,046 and 16,683 shares issued and outstanding, liquidation preference of $1,804,600 (including unpaid dividends of $64,059 and $20,000)	1,868,659	1,485,947

Series F voting convertible preferred stock, $.01 par value, 8,000 shares issued and outstanding, liquidation preference of $800,000	800,000	1,000,000

Series H non-voting convertible preferred stock, $.01 par value, 5,000 shares issued and outstanding, liquidation preference of $500,000	500,000	500,000

Common stock, $.01 par value, 100,000,000 shares authorized; 18,491,478 and 11,522,567 shares issued and outstanding	184,915	115,226
Additional paid-in capital	12,394,387	12,626,733
Accumulated deficit	(18,497,699)	(15,978,599)
Total stockholders’ equity	799,826	3,042,683
	$28,520,828	$24,031,396

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	As Restated	As Restated	As Restated	As Restated
Revenues	$23,878,770	$15,816,142	$43,903,790	$28,947,961

Cost of revenues	20,637,167	13,147,464	37,303,459	23,605,381

Gross Profit	3,241,603	2,668,678	6,600,331	5,342,580

Selling, general and administrative expenses	4,023,143	3,305,380	7,579,652	6,206,867

Other charges	523,000	—	523,000	—

Operating (loss) from continuing operations	(1,304,540)	(636,702)	(1,502,321)	(864,287)

Other income (expenses)
Interest and financing costs	(546,808)	(451,564)	(1,045,719)	(963,607)
Other income	22,653	35,825	28,940	41,510
	(524,155)	(415,739)	(1,016,779)	(922,097)
(Loss) from continuing operations	(1,828,695)	(1,052,441)	(2,519,100)	(1,786,384)

Discontinued operations – (loss) from discontinued Engineering Division	—	(312,059)	—	(238,793)
Gain on sale of Engineering Division	—	1,759,056	—	1,759,056
Net earnings (loss)	(1,828,695)	394,556	(2,519,100)	(266,121)
Dividends and accretion on preferred stock	(407,663)	(166,000)	(773,757)	(290,000)
Net earnings (loss) attributable to common stockholders	$(2,236,358)	$228,556	$(3,292,857)	$(556,121)

Net earnings (loss) per share attributable to common stockholders
Basic:
(Loss) from continuing operations	$(.13)	$(.12)	$(.21)	$(.22)
Earnings from discontinued operations	—	.14	—	.16
Net earnings (loss)	$(.13)	$.02	$(.21)	$(.06)

Diluted:
(Loss) from continuing operations	$(.13)	$(.12)	$(.21)	$(.22)
Earnings from discontinued operations	—	.14	—	.16
Net earnings (loss)	$(.13)	$.02	$(.21)	$(.06)

Weighted average shares, outstanding per common share
Basic	17,599,034	10,382,034	15,950,320	9,583,750
Diluted	17,599,034	10,382,034	15,950,320	9,583,750

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31, 2003	March 31, 2002
	As Restated
Cash flows from operating activities
Net (loss) from continuing operations	$(2,519,100)	$(1,547,591)
Net (loss) from discontinued operations	—	(238,793)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	273,069	265,971
Amortization	181,057	272,024
Provision for doubtful accounts	50,000	208,000
Deferred financing costs amortization	804	388,978
Loss on sales of shares of investment	—	9,550
Gain on extinguishment of convertible debt	—	(3,277)
Gain on sale of Engineering Division	—	(1,759,056)
Interest expense amortization for the intrinsic value of the beneficial conversion feature of convertible debentures		104,535
Accrued interest	(7,388)	92,021
Imputed interest	22,747	—
Changes in operating assets and liabilities
Accounts receivable	(3,939,546)	(1,745,285)
Prepaid insurance	234,585	207,304
Prepaid expenses and other current assets	13,533	(58,480)
Other assets	(25,908)	12,836
Insurance obligation payable	(128,075)	(475,356)
Accrued payroll and taxes	647,104	75,916
Payroll taxes payable	655,817	238,819
Accounts payable and accrued expenses	1,645,892	943,141
Total adjustments	(376,309)	(1,222,359)
	(2,895,409)	(1,488,480)
Cash flows (used in) investing activities
Purchase of property and equipment	(188,350)	(246,399)
Proceeds from sales of shares of investment	—	5,466
Payments for business acquisitions	(61,644)	(181,920)
Net proceeds from sale of Engineering Division	—	1,459,079
	(249,994)	1,036,226
Cash flows from financing activities
Proceeds from issuance of Common Stock	—	222,083
Proceeds from issuance of Preferred Stock	186,400	282,500
Proceeds from loans payable	380,000	271,195
Payments of loans payable	(106,813)	(11,566)
Proceeds from loans payable—related parties	300,000	50,000
Payments of loans payable—related parties	(75,000)	(50,000)
Payments of notes payable – acquisitions	(352,489)	(142,769)
Net proceeds from line of credit	2,619,991	723,529
Cash overdraft	313,128	—
Cost in connection with common stock issued for acquisition	—	(2,000)
Net proceeds from convertible debt	—	326,871
Redemption of convertible debt	—	(301,992)
Dividends paid	(47,657)	—
	3,217,560	1,367,851
Net change in cash and cash equivalents	72,157	915,597
Cash and cash equivalents - beginning	162,646	171,822
Cash and cash equivalents - ending	$234,803	$1,087,419

See notes to condensed financial statements.

STRATUS SERVICES GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31, 2003	March 31, 2002
	As Restated
Supplemental disclosure of cash paid
Interest	$1,047,762	$437,693
Schedule of noncash investing and financing activities
Fair value of assets acquired	$1,266,519	$1,814,355
Less: cash paid	(176,644)	(334,355)
Less: common stock and put options issued	—	(380,000)
Liabilities assumed	$1,089,875	$1,100,000

Issuance of Series B Preferred Stock in exchange for convertible and other debt (including $160,000 loans payable-related parties)	$—	$1,106,499
Issuance of common stock upon conversion of convertible preferred stock	$754,200	—
Issuance of common stock in exchange for accounts payable and accrued expenses	$37,500	$59,000
Issuance of common stock upon conversion of convertible debt	—	$736,003
Issuance of warrants for fees	—	$55,000
Cumulative dividends and accretion on preferred stock	$493,100	$290,000

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

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.  The condensed balance sheet as at March 31, 2003 are the condensed statements of cashflows for the three and six months then ended, have been amended to include the contingent portion of the purchase price of an acquisition on December 1, 2002 (see Note 11).  In addition, the Company has changed the method of reporting the revenues for payrolling services (“payrolling”) from gross billing to a net revenue basis.  Accordingly, reported revenues and related cost of revenues have been reduced and restated by $1,728,324 and $1,689,286 in the three months ended March 31, 2003 and 2002, respectively and by $3,851,032 and $3,350,691 in the six months ended March 31, 2003 and 2002, respectively.  The change had no effect on the Company’s net operating results.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Staffing	$23,709,064	$15,692,062,	$43,491,007	$28,700,789

Payrolling	69,706	124,080	412,783	247,172
	$23,878,770	$15,816,142	$43,903,790	$28,947,961

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

NOTE 2 – LIQUIDITY

At March 31, 2003, the Company had limited liquid resources.  Current liabilities were $24,363,897 and current assets were $18,164,678.  The difference of $6,199,219 is a working capital deficit, which is primarily the result of losses continuously incurred beginning the year ended September 30, 2001.  Current liabilities include a cash overdraft of $1,044,629, which is represented by outstanding checks.  These conditions raise substantial doubts about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

As of March 31, 2003 and September 30, 2002, intangible assets consisted of the following:

	March 31, 2003	September 30, 2002

Covenant-not-to-compete	$232,680	$213,180
Customer list	2,063,735	891,716
	2,296,415	1,104,896
Less: accumulated amortization	(483,808)	(302,751)
	$1,812,607	$802,145

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

Estimated amortization expense for each of the next five years is as follows:

For the Year Ending March 31,

2004	$249,000
2005	216,000
2006	193,000
2007	121,000
2008	119,000

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

NOTE 9 – STOCK–BASED COMPENSATION

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002

Net (loss) from continuing operations attributable to common stockholders, as reported	$(2,236,358)	$(1,218,441)	$(3,292,857)	$(2,076,384)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(827,908)	(618,989)	(1,419,238)	(1,171,917)

Pro forma net (loss) from continuing operations attributable to common stockholders	$(3,064,266)	$(1,837,430)	$(4,712,095)	$(3,248,301)

(Loss) from continuing operations per common share attributable to common stockholders:
Basic – as reported	$(.13)	$(.12)	$(.21)	$(.22)
Basic – pro forma	$(.17)	$(.18)	$(.30)	$(.34)

Diluted – as reported	$(.13)	$(.12)	$(.21)	$(.22)
Basic – pro forma	$(.17)	$(.18)	$(.30)	$(.34)

NOTE 10 – DISCONTINUED OPERATIONS, SALE OF ENGINEERING DIVISION

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

For financial accounting purposes, interest on the note has been imputed at a rate of 11% per year.  Accordingly, the note and Base Purchase Price has been recorded at $845,875.  In accordance with SFAS No. 141, “Business Combinations”, the contingent portion of the purchase price has been recognized as a liability to the extent that the net acquired assets exceed the purchase price.  Accordingly $244,000 is included in “Accounts payable and accrued expenses” on the attached condensed balance sheet as at March 31, 2003.  There was an additional $176,644 of costs paid to third parties in connection with the acquisition.

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

	Unaudited Six Months Ended March 31,
	2003	2002
Revenues	$49,933,153	$45,498,961
Net (loss) from continuing operations attributable to common stockholders	(3,192,883)	(2,160,384)

Net (loss) per share attributable to common stockholders
Basic	$(.20)	$(.23)
Diluted	$(.20)	$(.23)

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

Continuing Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues.  Revenues increased 51.0% to $23,878,770 for the three months ended March 31, 2003 from $15,816,142 for the three months ended March 31, 2002.  Approximately $7.4 million of the increase was attributable to the acquisition in December 2002.  Excluding acquisitions, revenues increased 4.2%.  This increase was a result of an increase in billable hours.

Gross Profit.  Gross profit increased 21.5% to $3,241,603 for the three months ended March 31, 2003 from $2,668,678 for the three months ended March 31, 2002, primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 13.6% for the three months ended March 31, 2003 from 16.9% for the three months ended March 31, 2002.  This decrease was a result of increased pricing competition of staffing services and increases in the cost of workers’ compensation insurance and state unemployment taxes.  In addition, we have been assessed the penalty rate by the New Jersey Department of Labor for state unemployment taxes because of payment delinquencies (see Part II—Item 5 of this report).  The estimated additional expense in the three months ended March 31, 2003 is $250,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, not including depreciation and amortization, increased 22.1% to $3,782,308 for the three months ended March 31, 2003 from $3,084,964 for the three months ended March 31, 2002.  Selling, general and administrative expenses, not including depreciation and amortization, as a percentage of revenues decreased to 15.8% for the three months ended March 31, 2003 from 19.5% for the three months ended March 31, 2002.  The increase in the dollar amount is primarily a result of the acquisitions in January and December 2002, whereas the percentage of revenue decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expenses, not including amortization of goodwill of $72,294 in the three months ended March 31, 2002, increased to $240,835 for the three months ended March 31, 2003 from $148,122 for the three months ended March 31, 2002.  Depreciation and amortization, not including the amortization of goodwill, as a percentage of revenues increased to 1.0% for the three months ended March 31, 2003 from 0.9% for the three months ended March 31, 2002.  The increase was due to capital expenditures and amortization of intangibles in connection with the acquisition in December 2002.

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

Continuing Operations

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Revenues.  Revenues increased 51.7% to $43,903,790 for the six months ended March 31, 2003 from $28,947,961 for the six months ended March 31, 2002.  Approximately $13.8 million of the increase was attributable to the acquisitions in January and December 2002.  Excluding acquisitions, revenues increased 5.1%.  This increase was the result of an increase in billable hours.

Gross Profit.  Gross profit increased 23.5% to $6,600,311 for the six months ended March 31, 2003 from $5,342,580 for the six months ended March 31, 2002, primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 15.0% for the six months ended March 31, 2003 from 18.5% for the six months ended March 31, 2002.  This decrease was a result of increased pricing competition of staffing services and increases in the cost of workers’ compensation insurance and state unemployment taxes.  In addition, we have been assessed the penalty rate by the New Jersey Department of Labor for state unemployment taxes because of payment delinquencies (see Part II—Item 5 of this report).  The estimated additional expense in the six months ended March 31, 2003 is $476,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, not including depreciation and amortization, increased 23.7% to $7,125,526 for the six months ended March 31, 2003 from $5,761,360 for the six months ended March 31, 2002.  Selling, general and administrative expenses, not including depreciation and amortization, as a percentage or revenues decreased to 16.2% for the six months ended March 31, 2003 from 19.9% for the six months ended March 31, 2002.  The increase in the dollar amount is primarily a result of the acquisitions in January and December 2002, whereas the percentage of revenue decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expenses, not including amortization of goodwill of $144,588 in the six months ended March 31, 2002, increased to $454,127 for the six months ended March 31, 2003 from $300,919 for the six months ended March 31, 2002.  Depreciation and amortization, not including the amortization of goodwill, as a percentage of revenues was 1.0% for the six months ended March

31, 2003 and 2002.  The increase in the dollar amount was due to capital expenditures and amortization of intangibles in connection with the acquisition in December 2002.

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

Liquidity and Capital Resources

At March 31, 2003, we had limited liquid resources.  Current liabilities were $24,363,897 and current assets were $18,164,678.  The difference of $6,199,219 is a working capital deficit, which is primarily the result of losses incurred during the last two years.  These conditions raise substantial doubts about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

As a result of conversions of the debentures and certain transactions with the debenture holders, only $40,000 of debentures remained outstanding at September 30, 2002 and March 31, 2003.

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

We may be required to make certain “earnout” payments to sellers of businesses that we have acquired in recent years, including Source One, PES and Elite.  The amount of these payments, if any, will depend upon the results of the acquired businesses.  There were no earnout payments made in fiscal 2002 or the six months ended March 31, 2002.

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

On January 30, 2003, we filed a Form 8-K/A to amend our Form 8-K filed on November 26, 2003 to include pro forma financial information related to our acquisition of certain assets of Elite Personnel Services and certain historical financial information of the acquired business.

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