Form 10-Q/A
period 2003-06-30
STRATUS SERVICES GROUP INC
filed 2003-10-14
CIK 1044391

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

STRATUS SERVICES GROUP, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	As Restated	As Restated	As Restated	As Restated
Revenues	$25,639,853	$17,198,651	$69,543,643	$46,146,612
Cost of revenues	22,023,701	14,316,478	59,327,160	37,921,859
Gross Profit	3,616,152	2,882,173	10,216,483	8,224,753
Selling, general and administrative expenses	4,551,259	4,337,929	12,130,911	10,535,246
Loss on impairment of goodwill	—	100,000	—	100,000
Other charges	—	103,226	523,000	103,226

Operating (loss) from continuing operations	(935,107)	(1,658,982)	(2,437,428)	(2,513,719)

Other income (expenses)
Interest and financing costs	(395,739)	(573,799)	(1,441,458)	(1,537,406)
(Loss) on sale of investment	—	(2,149,865)	—	(2,159,415)
Other income	42,465	25,260	71,405	66,770
	(353,274)	(2,698,404)	(1,370,053)	(3,630,051)

(Loss) from continuing operations	(1,288,381)	(4,357,386)	(3,807,481)	(6,143,770)

Discontinued operations – (loss) from discontinued Engineering Division	—	(7,366)	—	(246,159)
Gain on sale of Engineering Division	—	—	—	1,759,056
Net earnings (loss)	(1,288,381)	(4,364,752)	(3,807,481)	(4,630,873)
Dividends and accretion on preferred stock	(181,075)	(288,110)	(954,832)	(578,110)
Net earnings (loss) attributable to common stockholders	$(1,469,456)	$(4,652,862)	$(4,762,313)	$(5,208,983)

Net earnings (loss) per share attributable to common stockholders
Basic:
(Loss) from continuing operations	$(.08)	$(.40)	$(.28)	$(.66)
Earnings from discontinued operations	—	—	—	.15
Net earnings (loss)	$(.08)	$(.40)	$(.28)	$(.51)
Diluted:
(Loss) from continuing operations	$(.08)	$(.40)	$(.28)	$(.66)
Earnings from discontinued operations	—	—	—	.15
Net earnings (loss)	$(.08)	$(.40)	$(.28)	$(.51)

Weighted average shares, outstanding per common share
Basic	18,867,632	11,522,567	16,922,697	10,230,023
Diluted	18,867,632	11,522,567	16,922,697	10,230,023

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

The Company has changed the method of reporting the revenues for payrolling services (“payrolling”) from gross billing to a net revenue basis.  Accordingly, reported revenues and related costs of revenues have been reduced by $1,311,501 and $2,070,744 in the three months ended June 30, 2003 and 2002, respectively and by $5,162,533 and $5,421,435 in the nine months ended June 30, 2003 and 2002, respectively.  The change had no effect on the Company’s net operating results.

The following summarizes revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Staffing	$25,517,329	$17,002,951	$69,008,336	$45,703,740

Payrolling	122,524	195,700	535,307	442,872
	$25,639,853	$17,198,651	$69,543,643	$46,146,612

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

	Unaudited Nine Months Ended June 30,
	2003	2002

Revenues	$75,121,643	$69,089,612
Net (loss) from continuing operations attributable to common stockholders	(4,702,339)	(6,971,880)

Net (loss) per share attributable to common stockholders
Basic	$(.28)	$(.68)
Diluted	$(.28)	$(.68)

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

Continuing Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues.  Revenues increased 49.1% to $25,639,853 for the three months ended June 30, 2003 from $17,198,651 for the three months ended June 30, 2002.  Approximately $6.9 million of the increase was attributable to the acquisition in December 2002.  Excluding acquisitions, revenues increased 9.0%.  This increase was a result of an increase in billable hours.

Gross Profit.  Gross profit increased 25.5% to $3,616,152 for the three months ended June 30, 2003 from $2,882,173 for the three months ended June 30, 2002, primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 14.1% for the three months ended June 30, 2003 from 16.8% for the three months ended June 30, 2002.  This decrease was a result of increased pricing competition for staffing services and increases in the cost of workers’ compensation insurance and state unemployment taxes.  In addition, we have been assessed the penalty rate by the New Jersey Department of Labor for state unemployment taxes because of payment delinquencies (see “Liquidity and Capital Resources”).  The estimated additional expense in the three months ended June 30, 2003 is $224,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, increased 17.0% to $3,883,035 for the three months ended June 30, 2003 from $3,318,929 for the three months ended June 30, 2002.  Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, as a percentage of revenues decreased to 15.1% for the three months ended June 30, 2003 from 19.3% for the three months ended June 30, 2002.  The increase in the dollar amount is primarily a result of the acquisition in December 2002, whereas the percentage of revenue decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expenses, not including amortization of goodwill of $72,294 in the three months ended June 30, 2002, increased to $241,225 for the three months ended June 30, 2003 from $196,706 for the three months ended June 30, 2002.  Depreciation and amortization, not including the amortization of goodwill, as a percentage of revenues decreased to 0.9% for the three months ended June 30, 2003 from 1.1% for the three months ended June 30, 2002.  The increase in dollar amount was due to capital expenditures and amortization of intangibles in connection with the acquisition in December 2002.

Provision for Doubtful Accounts.  Provision for doubtful accounts decreased to $425,000 for the three months ended June 30, 2003 from $750,000 for the three months ended June 30, 2002.  Provision for doubtful accounts as a percentage of revenue decreased to 1.7% for the three months ended June 30, 2003 from 4.4% for the three months ended June 30, 2002.  The greater amount in 2002 was due to a change in estimate in light of the downturn in the economy at that time and our evaluation of the recoverability of certain of our accounts.

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

Continuing Operations

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Revenues.  Revenues increased 50.7% to $69,543,643 for the nine months ended June 30, 2003 from $46,146,612 for the nine months ended June 30, 2002.  Approximately $20.4 million of the increase was attributable to the acquisitions in January and December 2002.  Excluding acquisitions, revenues increased 6.5%.  This increase was the result of an increase in billable hours.

Gross Profit.  Gross profit increased 24.2% to $10,216,483 for the nine months ended June 30, 2003 from $8,224,753 for the nine months ended June 30, 2002, primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 14.7% for the nine months ended June 30, 2003 from 17.8% for the nine months ended June 30, 2002.  This decrease was a result of increased pricing competition for staffing services and increases in the cost of workers’ compensation insurance and state unemployment taxes.  In addition, we have been assessed the penalty rate by the New Jersey Department of Labor for state unemployment taxes because of payment delinquencies (see “Liquidity and Capital Resources”).  The estimated additional expense in the nine months ended June 30, 2003 is $700,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, increased 22.9% to $10,960,560 for the nine months ended June 30, 2003 from $8,920,739 for the nine months ended June 30, 2002.  Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, as a percentage of revenues decreased to 15.8% for the nine months ended June 30, 2003 from 19.3% for the nine months ended June 30, 2002.  The increase in the dollar amount is primarily a result of the acquisitions in January and December 2002, whereas the percentage of revenue decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expenses, not including amortization of goodwill of $216,882 in the nine months ended June 30, 2002, increased to $695,351 for the nine months ended June 30, 2003 from $497,625 for the nine months ended June 30, 2002.  Depreciation and amortization, not including the amortization of goodwill, as a percentage of revenues decreased to 1.0%

for the nine months ended June 30, 2003 from 1.1% for the nine months ended June 30, 2002.  The increase in the dollar amount was due to capital expenditures and amortization of intangibles in connection with the acquisition in December 2002.

Provision for Doubtful Accounts.  Provision for doubtful accounts decreased to $475,000 for the nine months ended June 30, 2003 from $900,000 for the nine months ended June 30, 2002.  Provision for doubtful accounts as a percentage of revenues decreased to 0.7% for the nine months ended June 30, 2003 from 2.0% for the nine months ended June 30, 2002.  The greater amount in 2002 was due to a change in estimate in light of the downturn in the economy at that time and our evaluation of the recoverability of certain of our accounts.

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

10.15

Form of Securities Purchase Agreement between the Company and Series E Shareholders (previously filed as an Exhibit to the Company’s Form 10-Q, for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 13, 2003, such Form 10-Q being amended by this Form 10-Q/A)

10.16

Compromise Agreement between the Company and Series E Shareholders dated July 22, 2003 (previously filed as an Exhibit to the Company’s Form 10-Q, for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 13, 2003, such Form 10-Q being amended by this Form 10-Q/A)

10.17

Redemption Agreement dated July 31, 2003 between Artisan (UK) plc and the Company (previously filed as an Exhibit to the Company’s Form 10-Q, for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 13, 2003, such Form 10-Q being amended by this Form 10-Q/A)

10.18

Share Exchange Agreement (previously filed as an Exhibit to the Company’s Form 10-Q, for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 13, 2003, such Form 10-Q being amended by this Form 10-Q/A)

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