Form 10-K
period 2003-09-30
STRATUS SERVICES GROUP INC
filed 2003-12-24
CIK 1044391

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003
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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock as reported by the OTC Bulletin Board, as of the last business day of the Registrant's most recently completed second fiscal quarter, was $6,412,762 based upon 20,686,329 shares held by non-affiliates.

        The number of shares of Common Stock, $.01 par value, outstanding as of December 23, 2003 was 23,648,576.

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

        In this Annual Report on Form 10-K, references to "Stratus", "the Company", "we", "us" and "our" refer to Stratus Services Group, Inc.

FORM 10-K

STRATUS SERVICES GROUP, INC.
Form 10-K for the Fiscal Year Ended September 30, 2003

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

        Between September 1997 and December 2003, we completed ten acquisitions of staffing businesses, representing thirty offices in seven states. In March 2002, we sold our Engineering Division and in fiscal 2003 we sold the assets of eight of our offices located in Nevada, New Jersey, Florida and Colorado. As of December 23, 2003 we were providing services from 27 locations in 7 states. We also maintain a presence on the Internet with our website at www.stratusservices.com, an informational site designed to give prospective customers and employees additional information regarding our operations.

Financial Information About Industry Segments

        We disclose segment information in accordance with SFAS NO. 131, "Disclosure about Segments of an Enterprise and Related Information." We operate as one business segment which provides different types of staffing services. In accordance with SFAS 131, in concluding that our operations comprise a single operating segment, we have taken into account that we do not compile discrete financial information, other than revenue information, by service offering. As a result, in assessing our performance and making decisions regarding resources to be allocated within our company, our Chief Executive Officer and other members of management review consolidated financial information as well as discrete financial information compiled for each of our branch offices.

Principal Services & Markets

        Our business operations are classified as one segment of different types of staffing services that consists of Staffing Services, SMARTSolutions™ and Information Technology Services service offerings, each service offering having a particular specialty niche within our broad array of targeted markets for all our staffing services.

        Staffing Services includes both personnel placement and employer services such as payrolling, outsourcing, on-site management and administrative services. Payrolling typically involves the placement of individuals identified by a customer as short-term seasonal or special use workers on our payroll for a designated period. Outsourcing represents a growing trend among businesses to contract with third parties to provide a particular function or business department for an agreed price over a designated period. On-site services involve the placement of one of our employees at the customer's place of business to manage all of the customer's temporary staffing requirements. Administrative services include skills testing, drug testing and risk management services. Skills testing available to our customers include cognitive, personality and psychological evaluation and drug testing that is confirmed through an independent, certified laboratory.

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

        Stratus Technology Services, LLC.    We provide Information Technology ("IT") services throughout our branch network through our affiliate, Stratus Technology Services, LLC ("STS"). STS was formed in November 2000 as a 50/50 joint venture between us and Fusion Business Services, LLC, a New Jersey based technology project management firm, to consolidate and manage the company-wide technology services business into a single entity focused on establishing market share in the IT market for staffing services. See "Part III-Item 13 Certain Relationships and Related Party Transactions". STS markets its services to client companies seeking staff for project staffing, system maintenance, upgrades, conversions, installations, relocations, etc. STS provides broad-based professionals in such disciplines as finance, pharmaceuticals, manufacturing and media which include such job specifications as Desktop Support Administrators, Server Engineers, Programmers, Mainframe IS Programmers, System Analysts, Software Engineers and Programmer Analysts. In addition, STS, through its roster of professionals, can initiate and manage turnkey IT projects and provide outsourced IT support on a twenty-four hour, seven day per week basis.

Business Strategy

        Our objective is to become a leading provider of staffing services throughout the United States. Key elements of our business strategy include:

        FOCUS ON SALES WITHIN THE CLERICAL, LIGHT INDUSTRIAL AND LIGHT TECHNICAL SECTOR. We focus on placing support personnel in markets for clerical, light industrial and light technical temporary staffing. We believe that these services are the foundation of the temporary staffing industry, will remain so for the foreseeable future and best leverage our assets and expertise. We also believe that employees performing these functions are, and will remain, an integral part of the labor market in local, regional and national economies around the world. We believe that we are well-positioned to capitalize on these business segments because of our ability to attract and retain qualified personnel and our knowledge of the staffing needs of customers.

        ENHANCE RECRUITING OF QUALIFIED PERSONNEL. We believe that a key component of our success is our ability to recruit and maintain a pool of qualified personnel and regularly place them into desirable positions. We use comprehensive methods to assess, select and, when appropriate, train our temporary employees in order to maintain a pool of qualified personnel to satisfy ongoing customer demand. We offer our temporary employees comprehensive benefit, retention and recognition packages, including bonuses, vacation pay and holiday pay.

        EMPHASIZE BUSINESS CORRIDORS. Our strategy is to capitalize on our presence along the I-95 business corridor from New York to Delaware, to grow our presence in the California West Coast markets, and to build market share by targeting small to mid-sized customers, including divisions of Fortune 500 companies. We believe that in many cases, such markets are less competitive and less costly in which to operate than the more central areas of metropolitan markets, where a large number of staffing services companies frequently compete for business and occupancy costs are relatively high. In addition, we believe that business corridor markets are more likely to provide the opportunity to sell recurring business that is characterized by relatively higher gross margins. We focus on this type of business while also selectively servicing strategic national and regional contracts. While we have, in fiscal 2003, made our growth through acquisitions a secondary focus to our internal growth, we are continuously evaluating other potential acquisition opportunities.

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

        In addition, we have fully upgraded both our hardware and software at our corporate headquarters to accommodate potential future growth. We have implemented a nationwide area network based upon a reliable, secure, inexpensive, and high performance Virtual Private Network, or VPN. Our VPN integrates all of our offices onto one large area network, capable of multiple changes in a LIVE environment. Through our VPN, all of our locations can share common data through various servers and a mid-range system which runs our Keynote application. All VPN access includes, but is not limited to, all back office software systems, internet access and real time e-mail access.

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

Growth Strategy

        Our current strategy for growing our business and improving our financial performance focuses evenly on a combination of internal growth, sales of underperforming offices and strategic external and complementary acquisitions.

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

  •
  Expand SMARTSolutions™ and Vendor-on-Premise Programs. We have taken advantage of industry trends by continuing to promote our SMARTSolutions™ program and "vendor-on-premises" programs. As of December 23, 2003, we had 4 SMARTSolutions™ sites and 10 vendor-on-premises programs. Under these programs, we assume administrative responsibility for coordinating all essential staffing services throughout a customer's location, including skills testing and training.

  •
  Pursue Expansion by Establishment of New Offices. Subject to the availability of resources, we seek to open new offices primarily in existing markets to benefit from common area management, cross-marketing opportunities and leveraging of administrative expenses. Our corporate and operating management jointly develop expansion plans for new offices based upon various criteria, including market demand, availability of qualified personnel, the regulatory environment in the relevant market and whether a new office would complement or broaden our current geographic network.

SALES OF UNDER-PERFORMING OFFICES. In order to improve our financial performance and generate cash for operations, we sold the assets of seven of our offices which were not performing up to management's expectations in fiscal 2003. The offices sold were located in Elizabeth, New Jersey; New Brunswick, New Jersey; Paterson, New Jersey; Perth Amboy, New Jersey; Trenton, New Jersey; Miami Springs, Florida and Colorado Springs, Colorado. The terms of these sales are described in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Discontinued Operations/Acquisition or Disposition of Assets."

PURSUIT OF COMPLEMENTARY AND STRATEGIC ACQUISITIONS. We intend to focus on opportunities for growth through acquisitions in existing as well as new markets. While we have, in Fiscal 2003, made our growth through acquisitions a secondary focus to our internal growth, we are continuously evaluating other potential acquisition opportunities.

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

        Between September 1997 and December 2003, we completed eleven acquisitions of primarily staffing companies or divisions of staffing companies. These acquisitions included forty offices located in nine states and collectively generated over $90 million in revenue for the twelve months preceding such acquisitions. Pursuant to our acquisition strategy we made the following purchases:

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

  •
  In January 2002, we acquired the assets of the seven Southern California branches of Provisional Employment Services, Inc. ("PES"), a $23 million (in annual revenues) Orange, California based provider of light industrial and clerical staffing services. This acquisition established a strong base in Southern California for regional expansion.

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

Due to these acquisitions, as well as new offices we opened, the number of our offices increased from five in five states after the Royalpar, Inc. acquisition in August 1997 to forty in nine states at December 17, 2002. As a result of the sale in Fiscal 2003 of under-performing offices, these numbers are now 27 in 7 states as of December 23, 2003.

Competitive Business Conditions

        Staffing companies provide one or more of four basic services to clients: (i) flexible staffing; (ii) Professional Employer Organization ("PEO") services; (iii) placement and search; and (iv) outplacement. According to the American Staffing Association (formerly the National Association of Temporary and Staffing Services), 2002 staffing industry revenues were approximately $61.8 billion. Although staffing industry revenues declined in 2001 and 2002, temporary help sales, which constitute the largest share of staffing industry revenues, increased more than 300% from 1990 through 2000, according to the American Staffing Association. During the first quarter of 2003, revenues of U.S. staffing firms totaled $13.1 billion, an increase of five percent over the same period of 2002. According to the American Staffing Association, over 90% of businesses use staffing companies for temporary help. We believe that the U.S. staffing industry is highly fragmented and has been experiencing consolidation in recent years, particularly with respect to temporary staffing companies. We believe that the industry is consolidating in response to:

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

        We compete with other companies in the recruitment of qualified personnel, the development of client relationships and the acquisition of other staffing and professional service companies. A large percentage of temporary staffing and consulting companies are local operators with fewer than five offices and have developed strong local customer relationships within local markets. These operators actively compete with us for business and, in most of these markets; no single company has a dominant share of the market. We also compete with larger, full-service and specialized competitors in national, regional and local markets. The principal national competitors include MPS Group, Manpower, Inc., Kelly Services, Inc., Olsten Corporation, Interim Services, Inc., and Norrell Corporation, all of which may have greater marketing, financial and other resources than Stratus. We believe that the primary competitive factors in obtaining and retaining clients are the number and location of offices, an understanding of clients' specific job requirements, the ability to provide temporary personnel in a timely manner, the monitoring of the quality of job performance and the price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, responsiveness to work schedules and number of hours of work available. We believe our long-term client relationships and strong emphasis on providing service and value to our clients and temporary staffing employees makes us highly competitive.

Customers

        During the year ended September 30, 2003, we provided services to 1900 customers in 21 states. Our five largest customers represented 27% of our revenue from continuing operations but no one customer exceeded 10% and only one customer exceeded 8%.

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

Trademarks

        We have not obtained federal registration of any of the trademarks we use in our business, including SMARTSolutions, SMARTReport, and SMARTTraining, our slogan, name or logo. Currently, we are asserting Common Law protection by holding the marks out to the public as the property of Stratus. However, no assurance can be given that this Common Law assertion will be effective to prevent others from using any of our marks concurrently or in other locations. In the event someone asserts ownership to a mark, we may incur legal costs to enforce any unauthorized use of the marks or defend ourselves against any claims.

Employees

        As of September 30, 2003, we were employing 5,158 total employees. Of that amount, 311 were classified as staff employees and 4,847 were classified as field or "temp" employees, those employees placed at client facilities.

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

        To promote loyalty and improve retention among our employees and to differentiate ourselves from competing staffing firms, we offer a comprehensive benefits package after only ninety days of employment instead of the industry standard of one hundred eighty days. The benefits package includes paid time off, holiday and vacation time, medical coverage, dental, vision, prescription, mental health, life insurance and disability coverage. The average length of assignment for employees ranges from six months to five years depending on the client requirements.

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

        Our auditors have qualified their opinion on our financial statements for the year ended September 30, 2003, with a qualification which raises substantial doubt about our ability to continue as a going concern. Our ability to continue in business depends upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis and our ability to obtain additional financing. At September 30, 2003, we had limited liquid resources and owed $1,056,812 under promissory notes that were past due or due upon demand. In addition, approximately $4,400,000 of payroll taxes was delinquent and we had a cash overdraft, representing outstanding checks of $699,057. Current liabilities at September 30, 2003 were $24,112,324 and current assets were $16,132,990. The difference of $7,979,334 is a working capital deficit, which is primarily the result of losses incurred during the last two years. While we have plans to use the funds raised from a proposed offering of securities to reduce our indebtedness, we can give no assurance that we will raise sufficient capital to eliminate our working capital deficit or that our creditors will not seek to enforce their remedies against us, which could include the imposition of insolvency proceedings.

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

        Our employee-related costs fluctuate and an increase in these costs could have a significant effect on our ability to achieve profitability. We are responsible for all employee-related expenses for the temporary employees, including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. We maintain workers' compensation insurance on a fully-insured, guaranteed cost basis with various private carriers and state insurance funds. We accrue for workers' compensation costs based upon payroll dollars paid to temporary employees. The accrual rates vary based upon the specific risks associated with the work performed by the temporary employee. Unemployment insurance premiums are set by the states in which our employees render their services. A significant increase in these premiums or in workers' compensation-related costs or our inability to continue to maintain workers' compensation coverage could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Our financial results will suffer if we lose any of our significant customers.

        As is common in the temporary staffing industry, certain of our engagements to provide services to our customers are of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2002 and 2003, no single customer of ours accounted for more than 10% of our sales or services. Nonetheless, the loss of any of our significant customers could have an adverse effect on our business, results of operations, cash flows or financial condition. We are also subject to credit risks associated with our trade receivables. During fiscal 2002 and fiscal 2003, we incurred costs of $1,650,000 and $875,000, respectively, for bad debts. Should any of our principal customers default on their large receivables, our business results of operations, cash flows or financial condition could be adversely affected.

We have experienced significant fluctuations in our operating results and anticipate that these fluctuations may continue.

        Fluctuations in our operating results could have a material adverse effect on the price of our common stock. Operating results may fluctuate due to a number of factors, including the demand for our services, the level of competition within our markets, our ability to increase the productivity of our existing offices, control costs and expand operations, the timing and integration of acquisitions and the availability of qualified temporary personnel. In addition, our results of operations could be, and have in the past been, adversely affected by severe weather conditions. Moreover, our results of operations have also historically been subject to seasonal fluctuations. Demand for temporary staffing historically has been greatest during our fourth fiscal quarter due largely to the planning cycles of many of our customers. Furthermore, sales for the first fiscal quarter are typically lower due to national holidays as well as plant shutdowns during and after holiday season. These shutdowns and post-holiday season declines negatively impact job orders received by us, particularly in the light industrial sector. Due to the foregoing factors, we have experienced in the past, and may possibly experience in the future, results of operations below the expectations of public market analysts and investors.

If we are not able to attract and retain the services of qualified temporary personnel, our business will suffer.

        Our success depends upon our ability to attract and retain qualified personnel who possess the skills and experience necessary to meet the staffing requirements of our customers. We have experienced and may continue to experience significant difficulties in hiring and retaining sufficient numbers of qualified personnel to satisfy the needs of our customers. During periods of increased economic activity and low unemployment, the competition among temporary staffing firms for qualified personnel increases. Many regions in which we operate have in the past, and may continue to experience, historically low rates of unemployment and we have experienced, and may continue to experience, significant difficulties in hiring and retaining sufficient numbers of qualified personnel to satisfy the needs of our customers. Furthermore, we may face increased competitive pricing pressures during such periods. While the current economic environment is facing uncertainties, competition for individuals with the requisite skills is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to us in sufficient numbers and on terms of employment acceptable to us. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Furthermore, a substantial number of our temporary employees during any given year will terminate their employment with us to accept regular staff employment with our customers. The inability to attract and retain qualified personnel could have a material adverse effect on the business, results of operations, cash flows or financial condition.

Our success depends upon the performance of our field management.

        We are dependent on the performance and productivity of our local managers, particularly branch and regional managers. This loss of some of our key managers could have an adverse effect on our operations, including our ability to establish and maintain customer relationships. Our ability to attract and retain business is significantly affected by local relationships and the quality of services rendered by branch, area, regional and zone managerial personnel. If we are unable to attract and retain key employees to perform these services, our business, results of operations, cash flows or financial condition could be adversely affected. Furthermore, we may be dependent on the senior management of companies that may be acquired in the future. If any of these individuals do not continue in their management roles, there could be material adverse effects on our business, results of operations, cash flows or financial condition.

We may be subject to claims as a result of actions taken by our temporary staffing personnel.

        Actions taken by our temporary staffing employees could subject us to significant liability. Providers of temporary staffing services place people in the workplaces of other businesses. An inherent risk of such activity includes possible claims of errors and omissions, discrimination or harassment, theft of customer property, misappropriation of funds, misuse of customers' proprietary information, employment of undocumented workers, other criminal activity or torts, claims under health and safety regulations and other claims. There can be no assurance that we will not be subject to these types of claims, which may result in negative publicity and our payment of monetary damages or fines, which, if substantial, could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

Short sales of our common stock could place downward pressure on the price of our common stock.

        Selling stockholders and others may engage in short sales of our common stock. Short sales could place downward pressure on the price of our common stock. In that case, we could be required to issue an increasingly greater number of shares of our common stock upon future conversions of our Series E Preferred Stock, sales of which could further depress the price of our common stock. The downward pressure on the price of our common stock resulting from conversions of the Series E Preferred Stock could encourage additional short sales by selling stockholders and others.

There is no limit on the number of shares which are issuable upon conversion of our Series E Preferred Stock and if the price of our common stock decreases, the number of shares issuable upon conversion will continue to increase.

        The number of shares issuable upon conversion of our Series E Preferred Stock depends upon the market price of our common stock. The conversion price of the Series E Preferred Stock is equal to 75% of the average of the closing bid prices of the common stock for the five trading days preceding the conversion. As a result, the lower the price of our common stock at the time of conversion, the greater the number of shares the converting holder will receive and the more the interests of our existing stockholders will be diluted. For example, assuming that the market value of our common stock is $.25 per share after giving effect to our proposed one-for-four reverse stock split, the number of shares of common stock that we would be required to issue upon conversion of the outstanding shares of Series E Preferred Stock, would increase from an aggregate of approximately 20,323,733 shares, based upon a conversion price of $.1875, to approximately:

  •
  27,098,311 shares (or 60.2% of our currently outstanding common shares) if the conversion price decreased by 25%;

  •
  40,647,466 shares (or 69.4% of our outstanding common shares) if the conversion price decreased by 50%; and

  •
  81,294,933 shares (or 81.9% of our outstanding common shares) if the conversion price decreased by 75%.

Potential conversions of our convertible preferred stock will reduce the percentage ownership interest of existing stockholders and may cause a reduction in our share price.

        As of December 23, 2003 we had outstanding 1,458,933 shares of Series A Preferred Stock, 38,107 shares of Series E Preferred Stock and 6,000 shares of Series F Preferred stock. If all of the holders of preferred stock convert their preferred stock into shares of common stock, we will be required to issue no less than 27,782,666 shares of common stock based on an assumed conversion price of $.1875 per share for the Series E Preferred Stock. If the trading price of the common stock is low when the conversion price of the Series E Preferred Stock is determined, we would be required to issue a higher number of shares of common stock, which could cause a further reduction in each of our stockholder's percentage ownership interests in our company. In addition, if a holder of preferred stock converts our preferred stock and sells the common stock, it could result in an imbalance of supply and demand for our common stock and a decrease in the market price of our common stock. The further our stock price declines, the more the conversion price of our Series E Preferred Stock will fall and the greater the number of shares we will have to issue upon conversion.

Regulatory and legal uncertainties could harm our business.

        The implementation of unfavorable governmental regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical or otherwise adversely affect our financial performance. If we are determined to be a "Professional Employer Organization," we cannot assure you that we will be able to satisfy licensing requirements or other applicable regulations. Certain states have enacted laws which govern the activities of Professional Employer Organizations, which generally provide payroll administration, risk management and benefits administration to client companies. These laws vary from state to state and generally impose licensing or registration requirements for Professional Employer Organizations and provide for monitoring of the fiscal responsibility of these organizations. We believe that Stratus is not a Professional Employer Organization and not subject to the laws which govern such organizations; however, the definition of Professional Employer Organization varies from state to state and in some states the term is broadly defined. In addition, we can give no assurance that the states in which we operate will not adopt licensing or other regulations affecting companies which provide commercial and professional staffing services.

We are controlled by our Chairman, who is our principal stockholder, and our management.

        As of December 23, 2003, our Chairman of the Board, Joseph J. Raymond, owned or had the right to vote shares representing approximately 36.6% of the outstanding voting power of our capital stock. Our directors and executive officers, as a group, own or have the right to vote shares representing approximately 38.0% of the outstanding voting power of our capital stock. As a result, Mr. Raymond and, if they should determine to act together, our directors and executive officers as a group, will be able to exercise significant influence over the outcome of any matters which might be submitted to our stockholders for approval, including the election of directors and the authorization of other corporate actions requiring stockholder approval.

ITEM 2. PROPERTIES

        We own no real property. We lease approximately 6,841 square feet in a professional office building in Manalapan, New Jersey as our corporate headquarters. That facility houses all of our centralized corporate functions, including the Executive management team, payroll processing, accounting, human resources and legal departments. Our lease expires on September 30, 2007. As of September 30, 2003, we leased 27 additional facilities, primarily flexible staffing offices, in 7 states. We believe that our facilities are generally adequate for our needs and we do not anticipate any difficulty in replacing such facilities or locating additional facilities, if needed.

ITEM 3. LEGAL PROCEEDINGS

        We are involved, from time to time, in routine litigation arising in the ordinary course of business. We do not believe that any currently pending litigation will have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of fiscal 2003, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        On April 11, 2000, our registration statement on Form SB-2 (Commission File No. 333-83255) for our initial public offering of common stock, $.01 par value, became effective and our shares commenced trading on the Nasdaq SmallCap Market under the symbol "SERV" on April 26, 2000. On February 27, 2002, our common stock was delisted from the Nasdaq SmallCap Market and is currently trading on the NASD OTC Bulletin Board under the symbol "SERV.OB". There were approximately 229 holders of record of common stock as of December 23, 2003. This number does not include the number of shareholders whose shares were held in "nominee" or "street name". The table below sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Stock Market and by the NASD OTC Bulletin Board.

Fiscal Year 2002	High	Low
Quarter Ended December 31, 2001	1.19	0.51
Quarter Ended March 31, 2002	1.00	0.25
Quarter Ended June 30, 2002	0.75	0.13
Quarter Ended September 30, 2002	0.30	0.08
Fiscal Year 2003	High	Low
Quarter Ended December 31, 2002	0.55	0.12
Quarter Ended March 31, 2003	0.45	0.22
Quarter Ended June 30, 2003	0.55	0.20
Quarter Ended September 30, 2003	0.33	0.10

        On December 18, 2003, the closing price of our common stock as reported by the NASD OTC Bulletin Board was $.21 per share. We have never paid cash dividends on our common stock and we intend to retain earnings, if any, to finance future operations and expansion. In addition, our credit agreement restricts the payment of dividends, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of dividends on our common stock will depend upon our financial condition, capital requirements and earnings as well as other factors that the Board of Directors deems relevant.

        See "Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management" for information regarding securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

        (In thousands except per share)

        The selected financial data that follows should be read in conjunction with our financial statements and the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report. The financial results for prior years have been reclassified to present the operations of certain sold branches as discontinued operations.

	Year Ended September 30,
	2003	2002	2001	2000	1999
Income statement data:
Revenues	$76,592	$45,860	$29,274	$25,805	$22,167
Gross profit	11,406	8,235	7,152	6,760	4,794
Operating (loss) from continuing operations	(2,656)	(3,320)	(3,790)	(142)	(988)
Net (loss) from continuing operations	(4,433)	(7,086)	(5,601)	(727)	(1,824)
Net earnings (loss) from continuing operations attributable to common stockholders	(6,063)	(8,127)	(6,004)	(727)	(1,824)
Per share data:
Net earnings (loss) from continuing operations attributable to common stockholders — basic	$(.34)	$(.77)	$(1.00)	$(.15)	$(.48)
Net earnings (loss) from continuing operations attributable to common stockholders — diluted	$(.34)	$(.77)	$(1.00)	$(.15)	$(.48)
Cash dividends declared	—	—	—	—	—
	September 30,
	2003	2002	2001	2000	1999
Balance sheet data:
Net working capital (deficiency)	$(7,979)	$(3,287)	$(1,546)	$2,086	$(3,777)
Long-term obligations, including current portion	4,001	3,296	3,153	462	1,370
Convertible debt	40	40	1,125	—	—
Put option liability	823	823	869	—	2,138
Redeemable convertible preferred stock	3,810	3,293	2,792	—	—
Stockholders' equity (deficiency)	(4,915)	3,043	1,283	6,799	(3,012)
Total assets	25,151	24,031	22,268	10,318	4,926

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

        During fiscal 2003, we changed our method of reporting the revenues for payrolling services from gross billing to a net revenue basis. Unlike traditional staffing services, under a payrolling arrangement, our customer recruits and identifies individuals for us to hire to provide services to the customer. We become the statutory employer although the customer maintains substantially all control over those employees. Accordingly, Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" requires that we do not reflect the direct payroll costs paid to such employees in revenues and cost of revenue.

Allowance for Doubtful Accounts Receivable

        We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts receivable based upon historical collection experience and expected collectibility of accounts. As of September 30, 2003, we had recorded an allowance for doubtful accounts of approximately $1,733,000. The actual bad debts may differ from estimates and the difference could be significant.

Goodwill and Intangible Assets

        Effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets". The provisions of SFAS No. 142 require that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus no amortization for such goodwill was recognized in the accompanying statement of operations for the year ended September 30, 2003, compared to $289,177 and $332,636 for the years ended September 30, 2002 and 2001, respectively.

        In order to assess the fair value of our goodwill as of the adoption date, we engaged an independent valuation firm to assist in determining the fair value. The valuation process appraised our assets and liabilities using a combination of present value and multiple of earnings valuation techniques. Based upon the results of the valuations, it was determined that there was no impairment of goodwill.

Valuation Allowance Against Deferred Income Tax Assets

        Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We have recorded a valuation allowance of approximately $8.0 million to offset the entire balance of the deferred tax asset as of September 30, 2003. The valuation allowance was recorded as a result of the losses incurred by us and our belief that it is more likely than not that we will be unable to recover the net deferred tax assets.

Results of Operations

Discontinued Operations/Acquisition or Disposition of Assets

        In March 2002, we completed the sale of the assets of our Engineering Services Division (the "Division") to SEA Consulting Services Corporation (the "Purchaser"). Prior to the sale, the assets of the Division had been transferred to SEP, LLC ("SEP"), a limited liability company in which we held a 70% interest and Sahyoun Holdings LLC, a company wholly owned by Charles Sahyoun, the President of the Division, owned the remaining 30% interest.

        Under the terms of the Asset Purchase Agreement executed in connection with the transaction, we received an initial cash payment of $1,560,000, which represented 80% of the initial $2,200,000 installment of the purchase price payable to SEP after the satisfaction of certain liabilities and expenses of SEP. Sahyoun Holdings, LLC received the other 20% of the initial net installment of the purchase price, or $440,000. The Asset Purchase Agreement required the Purchaser to make certain additional payments to SEP based upon the operating results of the acquired business through December 31, 2007.

        Pursuant to an allocation and indemnity agreement entered into by us, Sahyoun Holdings, LLC and Mr. Sahyoun (the "Allocation and Indemnity Agreement"), we were entitled to $250,000 of a payment due in 2002 and $250,000 of a payment due in 2003. On April 15, 2002, by letter agreement between us, Sahyoun Holdings, LLC and Joseph J. Raymond, Sr., our Chairman and Chief Executive Officer, the parties agreed to a modification of the Allocation and Indemnity Agreement. Per that letter agreement, Sahyoun Holdings, LLC provided us with $200,000 cash in exchange for our short-term, 90-day demand note, due and payable by August 1, 2002 in the amount of $250,000. The $250,000 was paid by us from our share of the payment which was received by us in June 2002.

        Sahyoun Holdings LLC and Mr. Sahyoun guaranteed the $250,000 payment due to us in 2003, regardless of the operating results of SEA. In December 2002, Mr. Sahyoun and we agreed to offset the $250,000 against $250,000 of accrued commissions due Mr. Sahyoun. As a result, we will not be entitled to any additional payments under the Asset Purchase Agreement.

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

        Effective December 1, 2002, we purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services, Inc. Pursuant to a Asset Purchase Agreement dated November 19, 2002 between us and Elite (the "Elite Purchase Agreement"), the purchase price paid at closing (the "Base Purchase Price") was $1,264,000, all of which was represented by a promissory note (the "Note") payable over eight years, in equal monthly installments. Imputed interest at the rate of 4% per year is included in the Note amount. Accordingly, the net Base Purchase Price was $1,083,813.

        In addition to the Base Purchase Price, Elite may also receive as deferred purchase price an amount equal to 10% of "Gross Profits" as defined in the Elite Purchase Agreement, of the acquired business between $2,500,000 and $3,200,000 per year, plus 15% of Gross Profits of the acquired business in excess of $3,200,000 per year, for a minimum of one year from the effective date of the transaction, and for a period of two years from the effective date if Gross Profits for the first year reach specified levels.

        On September 29, 2003, we completed the sale of substantially all of the tangible and intangible assets, excluding accounts receivable, of our Las Vegas, Nevada office. Pursuant to the terms of an Asset Purchase Agreement between us and US Temp Services, Inc. ("US Temps") dated September 29, 2003, the purchase price for the purchased assets was $105,000, all of which was paid by means of a promissory note, which bears interest at the rate of 6% per year and is payable in monthly installments of $2,029.94, over a 5 year period. The note is secured by a security interest on all of the purchased assets. The purchase price for the assets acquired by US Temps was arrived at through arms-length negotiations between the parties.

        On September 10, 2003, we completed the sale, effective as of September 15, 2003 (the "Effective Date"), of substantially all of the tangible and intangible assets, excluding accounts receivable, of five of our New Jersey offices to D/O Staffing LLC ("D/O"). The offices sold are the following: Elizabeth, New Jersey; New Brunswick, New Jersey; Paterson, New Jersey; Perth Amboy, New Jersey and Trenton, New Jersey. Pursuant to the terms of an asset purchase agreement between D/O and us dated September 10, 2003 (the "D/O Purchase Agreement"), the base purchase price for the purchased assets was $1,250,000 payable as follows:

  (i)
  $1,150,000 payable in certified funds at the closing; and

  (ii)
  $100,000 payable in certified funds into escrow at the closing to be held in escrow by attorneys for the Buyer pursuant to the terms of an escrow agreement, to account for certain post-closing adjustments.

        Additionally, we may be entitled to receive as a deferred purchase price (the "Bonus"), an amount equal to $125,000 if, for the one year period measured from the Effective Date, the purchased assets generate for D/O at least $18,000,000 in actual billings by client accounts serviced by us as of the closing and transferred by us to D/O pursuant to the D/O Purchase Agreement. The Bonus, if any, is payable by way of a promissory note, payable over a 24 month period and bearing interest at an interest rate of 6% per year.

        The purchase price for the assets was arrived at through arms-length negotiations between the parties.

        On August 22, 2003, we completed the sale, effective as of August 18, 2003 (the "ALS Effective Date") of substantially all of the tangible and intangible assets, excluding accounts receivable, of our Miami Springs, Florida office. Pursuant to the terms of the Asset Purchase Agreement between us and ALS, LLC, a Florida limited liability company ("ALS") dated August 22, 2003 (the "Purchase Agreement"), the purchase price for the purchased assets was $128,000, all of which was paid by means of a promissory note, which bears interest at the rate of 7% per annum, with payments over a 60 month period. The amount of the monthly payments due under the note will be the greater of $10 per month or 20% of the monthly net profits generated by the staffing business originating from the purchased assets, commencing October 31, 2003. However, until such time as all outstanding receivables due and owing by us to ALS, as of the date of the Purchase Agreement in the amount of $289,635.30, have been paid in full, these monthly payments shall be deducted from any and all amounts due from us to ALS. The note is secured by a security interest in all of the purchased assets.

        The purchase price for the assets acquired by ALS was arrived at through negotiations with a related party purchaser. The son of our President and Chief Executive Officer is a 50% member in ALS, LLC. We believe that the terms of the transaction are comparable to those which would have been obtained in a transaction with an unrelated party. Proceeds from the Note will be used to pay down existing debt and for working capital purposes.

        On March 9, 2003, we completed the sale of substantially all of the tangible and intangible assets, excluding accounts receivable, of our Colorado Springs, Colorado office. Pursuant to the terms of an asset purchase agreement between us and US Temps dated March 9, 2003, the purchase price for the purchased assets was $20,000, all which was paid by means of a promissory note, which bears interest at the rate of 6% per year and is payable in monthly installments of $608.44, over a three year period. The note is secured by a security interest on all of the purchased assets.

Continuing Operations

Year Ended September 30, 2003 Compared to the Year Ended September 30, 2002

        Revenues.    Revenues increased 67.0% to $76,592,209 for the year ended September 30, 2003 from $45,859,801 for the year ended September 30, 2002. Approximately $28.6 million of the increase was attributable to the acquisitions in January and December, 2002. Excluding acquisitions revenues increased 4.6%. This increase was a result of an increase in billable hours.

        Gross Profit.    Gross profit increased 38.5% to $11,405,778 for the year ended September 30, 2003 from $8,235,085 for the year ended September 30, 2002, primarily as a result of increased revenues. Gross profit as a percentage of revenues decreased to 14.9% for the year ended September 30, 2003, from 18.0% for the year ended September 30, 2002. This decrease was a result of increased pricing competition for staffing services and increases in the cost of workers' compensation insurance and state unemployment taxes. In addition, we have been assessed the penalty rate by the New Jersey Department of Labor for state unemployment taxes because of payment delinquencies (see "Liquidity and Capital Resources"). The estimated additional expense in the year ended September 30, 2003 is $700,000.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, increased 19.8% to $11,611,826 for the year ended September 30, 2003 from $9,314,927 for the year ended September 30, 2002. Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, as a percentage of revenues decreased to 15.2% for the year ended September 30, 2003 from 20.3% for the year ended September 30, 2002. The increase in the dollar amount is primarily a result of the acquisitions in January and December 2002, whereas the percentage of revenue decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

        Loss on Impairment of Goodwill.    As a result of the steady decline in revenue and earnings of certain previously acquired business units, we determined that there was a permanent impairment of goodwill and accordingly, recorded an impairment loss of $300,000 in the year ended September 30, 2002.

        Depreciation and Amortization.    Depreciation and amortization expenses not including amortization of goodwill of $169,849 in the year ended September 30, 2002, increased 20.5% to $922,246 for the year ended September 30, 2003 from $595,744 for the year ended September 30, 2002. Depreciation and amortization as a percentage of revenues decreased to 1.2% for the year ended September 30, 2003 from 1.3% for the year ended September 30, 2002. The increase in the dollar amount was due to capital expenditures and the amortization of intangibles associated with the acquisition in December 2002.

        Provision for Doubtful Accounts.    Provision for doubtful accounts decreased 25.0% to $775,000 for the year ended September 30, 2003 from $1,033,820 for the year ended September 30, 2002. Provision for doubtful accounts as a percentage of revenues decreased to 1.0% for the year ended September 30, 2003 from 2.3% for the year ended September 30, 2002. The greater amount in 2002 was due to a change in estimate in light of the downturn in the economy at that time and our evaluation of the recoverability of certain of our accounts.

        Other Charges.    During the period May 1, 2001 through May 20, 2002, we maintained workers' compensation insurance with an insurance company, with a deductible of $150,000 per incident. We had established reserves based upon our evaluation of the status of claims still open in conjunction with claims reserve information provided to us by the insurance company. We believe that the insurance company has paid and reserved claims in excess of what should have been paid or reserved. Although we believe we can recover some of the amounts already paid, this can only be pursued through litigation against the insurance company. Since there is no assurance we will prevail, we recorded $753,000 of additional payments made and reserves in the year ended September 30, 2003.

        Interest and Financing Costs.    Interest and financing costs increased to $1,887,900 for the year ended September 30, 2003 from $1,689,635 for the year ended September 30, 2002. Included in the amounts for the year September 30, 2002, is $104,535, which is the portion of the discount on the beneficial conversion feature of convertible debt and $291,755 of costs we incurred in connection with the issuance of the convertible debt. Interest and financing costs, not including these convertible debt costs, as a percentage of revenue decreased to 2.5% for the year ended September 30, 2003, from 2.8% for the year ended September 30, 2002. The increase in the dollar amount is attributable to the increase in borrowings under our line of credit because of increased revenues and additional loans required to provide funding for our operations.

        Net (Loss) Attributable to Common Stockholders.    As a result of the foregoing, we had a net loss and net loss attributable to common stockholders of $(4,433,132) and $(6,063,006), respectively, for the year ended September 30, 2003, compared to a net loss and net loss attributable to common stockholders of $(7,085,633) and $(8,127,443) for the year ended September 30, 2002.

Year Ended September 30, 2002 Compared to the Year Ended September 30, 2001

        Revenues.    Revenues increased 56.7% to $45,859,801 for the year ended September 30, 2002 from $29,274,041 for the year ended September 30, 2001. Approximately $15.4 million of the increase was attributable to acquisitions. Excluding acquisitions revenues increased 3.8%. This increase was a result of an increase in billable hours.

        Gross Profit.    Gross profit increased 15.1% to $8,235,085 for the year ended September 30, 2002 from $7,151,723 for the year ended September 30, 2001. Gross profit as a percentage of revenues decreased to 18.0% for the year ended September 30, 2002 from 24.4% for the year ended September 30, 2001. This decrease was a result of increased pricing competition of staffing services. We also saw a deterioration in margins as a result of the downturn in the economy.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, decreased 4.6% to $9,314,927 for the year ended September 30, 2002 from $8,902,660 for the year ended September 30, 2001. Selling, general and administrative expenses, not including depreciation and amortization and provision for doubtful accounts, as a percentage of revenues decreased to 20.3% for the year ended September 30, 2002 from 30.4% for the year ended September 30, 2001. The decrease is attributable to significant cost reductions implemented by us, which were offset in part by additional costs associated with the expansion of our business.

        Loss on Impairment of Goodwill.    As a result of the steady decline in revenue and earnings of certain previously acquired business units, and in the case of one business unit, the loss of a major customer, we determined that there was a permanent impairment of goodwill and accordingly, recorded an impairment loss of $302,000 and $700,000 in the year ended September 30, 2002 and 2001, respectively.

        Depreciation and Amortization.    Depreciation and amortization expenses increased 78.5% to $765,593 for the year ended September 30, 2002 from $428,845 for the year ended September 30, 2001. Depreciation and amortization as a percentage of revenues increased to 1.7% for the year ended September 30, 2002 from 1.5% for the year ended September 30, 2001. The increase was primarily due to the amortization of goodwill and other intangibles associated with acquisitions and the impact of increased capital expenditures.

        Provision for Doubtful Accounts.    Provision for doubtful accounts increased 93.2% to $1,033,820 for the year ended September 30, 2002 from $535,000 for the year ended September 30, 2001. Provision for doubtful accounts as a percentage of revenues increased to 2.3% for the year ended September 30, 2002 from 1.8% for the year ended September 30, 2001. The increase was due to a change in estimate in light of the downturn in the economy and our evaluation of the recoverability of certain of our accounts.

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

        Interest and Financing Costs.    Interest and financing costs decreased to $1,689,635 for the year ended September 30, 2002 from $1,707,730 for the year ended September 30, 2001. Included in the amounts for the years ended September 30, 2002 and 2001, is $104,535 and $1,213,747, respectively, which is the portion of the discount on the beneficial conversion feature of convertible debt and $291,755 and $135,374, respectively, of costs we incurred in connection with the issuance of the convertible debt. Interest and financing costs, not including these convertible debt costs, as a percentage of revenue increased to 2.8% for the year ended September 30, 2002, from 1.2% for the year ended September 30, 2001. This increase was primarily the result of debt incurred by us in connection with acquisitions.

        Income Taxes.    Income tax expense for the year ended September 30, 2001, is the result of a change in judgment about the reliability of deferred tax assets.

        Net (Loss) Attributable to Common Stockholders.    As a result of the foregoing, we had a net loss and net loss attributable to common stockholders of ($7,085,633) and ($8,127,443), respectively, for the year ended September 30, 2002, compared to a net loss and net loss attributable to common stockholders of ($5,940,772) and ($6,003,772) for the year ended September 30, 2001.

Liquidity and Capital Resources

        At September 30, 2003, we had limited liquid resources. Current liabilities were $24,112,324 and current assets were $16,132,990. The difference of $7,979,334 is a working capital deficit, which is primarily the result of losses incurred during the last two years. These conditions raise substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        Our continuation of existence is dependent upon our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

        We have taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans. The steps include closing or selling branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expenses. We continue to pursue other sources of equity or long-term debt financings. We also continue to negotiate payment plans and other accommodations with our creditors.

        In order to raise capital to sustain our operations, we have filed a Registration Statement on Form S-1 with respect to a proposed offering of securities (the "Offering"). We are seeking to raise a minimum of $1,000,000 and a maximum of $10,000,000 through the sale of units consisting of common stock and warrants to purchase common stock. The Offering is being underwritten on a best efforts basis and we can give no assurance that we will be successful in raising any funds in the Offering. The Registration Statement filed in connection with the proposed Offering has not yet become effective. The securities may not be sold nor may offers to buy the securities be accepted prior to the time the Registration Statement becomes effective.

        Net cash used in operating activities was $2,432,131 and $3,679,332 in the years ended September 30, 2003 and 2002, respectively.

        Net cash provided by investing activities was $819,725 and $1,256,236 in the years ended September 30, 2003 and 2002, respectively. The sale of certain branches in the year ended September 30, 2003 generated net cash proceeds of $1,120,770, which was used to fund operating activities. The sale of our Engineering Division and sale of an investment in the year ended September 30, 2002 generated net cash proceeds of $1,709,079 and $206,631, respectively, which was used to fund operating activities. Cash used for acquisitions for the year ended September 30, 2003 and 2002, was $61,644 and $336,726, respectively. The balance in both periods was primarily for capital expenditures.

        Net cash provided by financing activities was $1,503,313 and $2,413,920 in the years ended September 30, 2003 and 2002, respectively. We had net borrowings of $573,158 and $432,536 under our line of credit in the years ended September 30, 2003 and 2002, respectively. We also received net proceeds, less redemptions, of $24,879 from the issuance of convertible debt in the year ended September 30, 2002. During the years ended September 30, 2003 and 2002, we received $1,442,650 and $2,154,214, respectively, in proceeds from the issuance of our Common Stock and Preferred Stock and we redeemed $455,000 of Series B Preferred Stock in the year ended September 30, 2002. Net borrowings during the year ended September 30, 2002 include $200,000 advanced to us by Source One Personnel, Inc. ("Source One"). This loan was represented by a promissory note bearing interest at a rate of 7% per year and was made in connection with a modification of Source One's agreement to forbear from exercising remedies under promissory notes we issued to it in connection with an acquisition transaction completed in July 2001 in the principal amounts of $600,000 and $1,800,000, respectively. The $200,000 note and the $600,000 note were repaid in full on July 31, 2002 from the proceeds we received from the issuance of the Series E Preferred Stock. The $1,800,000 note is payable quarterly over a four year period which commenced in November 2001.

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

        As a result of conversions of the debentures and certain transactions with the debenture holders, only $40,000 of debentures remained outstanding at September 30, 2002 and 2003.

        We have a loan and security agreement (the "Loan Agreement") with Capital Temp Funds, Inc. which provides for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. Until December 2000, advances under the Loan Agreement bore interest at a rate of prime plus 1 1/2%. (See below) The Loan Agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock. Borrowings under the Loan Agreement are collateralized by substantially all of our assets. As of September 30, 2003, $8,312,275 was outstanding under the credit agreement.

        At September 30, 2003, we were in violation of the following covenants under the Loan Agreement:

  (i)
  Failing to meet the tangible net worth requirement;

  (ii)
  Our common stock being delisted from the Nasdaq SmallCap Market

        We have received a waiver from the lender on all of the above violations. In December 2002 we entered into a modification of the Loan Agreement. The modification provided that borrowings under the Loan Agreement bear interest at a rate of prime plus 1 3/4% as long as we are in violation of any of the covenants under the Loan Agreement. Effective April 10, 2003, we entered into another modification of the Loan Agreement which provides that borrowings under the Loan Agreement bear interest at 3% above the prime rate.

        Holders of the 1,458,933 outstanding shares of our Series A Preferred Stock are entitled to dividends at a rate of $.21 per share per annum when and if declared by our Board of Directors in preference and priority to any payment of dividends on our common stock or any other series of our capital stock. Dividends on the Series A Preferred Stock may be paid in additional shares of Preferred Stock if the shares of common stock issuable upon the conversion of the Series A Preferred Stock have been registered for resale under the Securities Act of 1933. We are obligated to pay quarterly dividends to holders of our Series E Preferred Stock at a rate of 6% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock. We are obligated to pay monthly dividends on our Series F Preferred Stock at a rate of 7% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock. The aggregate stated values of the Series E and Series F Preferred Stock was $4,025,835 and $800,000, respectively, as of September 30, 2003. At June 30, 2003, we had 5,000 shares of Series H Preferred Stock outstanding with an aggregate stated value of $500,000; however, in July 2003, the holder of all outstanding shares of Series H Preferred Stock exchanged such shares for 5,087 shares of Series E Preferred Stock. Dividends on the Series E and Series F Preferred Stock may be paid at the Company's option in shares of common stock (valued at the conversion price of the applicable class of preferred stock) if such shares have been registered for resale under the Securities Act of 1933.

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

        In July 2003, we entered into an agreement with Artisan (UK) plc, the parent company of Artisan.com Limited, pursuant to which we have agreed to redeem the aggregate 1,458,933 shares of our Series A Preferred Stock owned by Artisan.com Limited and Cater Barnard (USA) plc, an affiliate of Artisan. These shares represent all of the shares of Series A Preferred Stock currently outstanding. Our obligation to redeem the Series A Preferred Stock is contingent upon our sale of not less than $4,000,000 of units in our proposed best efforts offering of units ("Units"). If we sell at least $4,000,000 of Units in the Offering, we will be obligated to pay $500,000 to Artisan within 15 days after the $4,000,000 of Units are sold. In addition, we will be obligated to pay Artisan an additional $250,000 by January 31, 2005 or, at our option, issue to Artisan shares of our common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for the 30 trading days preceding January 31, 2005. If we fail to make the $250,000 payment in cash or stock, we will be required to pay Artisan $300,000 in cash, plus interest calculated on a daily basis at a rate of 18% from the date of the default to the date the default is cured. We have also agreed to issue to Artisan a number of shares of our common stock which will represent 5.5% of our outstanding common stock, subject to certain adjustments, upon completion of our sale of $4 million of Units in the Offering. Further, upon final completion of the Offering, we will be required to issue additional shares of common stock so that the total number of shares of common stock issued to Artisan will equal 5.5% of our common stock after giving effect to the assumed exercise of all warrants and options that then have exercise prices equal to or less than the then current market price of our common stock and the conversion of all convertible securities that then have conversion prices equal to or less than the then current market price of our common stock.

        Other fixed obligations that we had as of September 30, 2003 include:

  •
  $967,968 under a promissory note bearing interest at 7% per year which was issued in connection with our acquisition of Source One and which is payable in equal quarterly installments of $130,717 until its maturity date in August 2005.

  •
  $973,498 under a promissory note bearing interest at 6% per year which was issued in connection with our acquisition of certain assets of PES and which is payable in equal quarterly installments of $36,770 until its maturity date in December 2011.

  •
  $1,132,330, including $351,292 of imputed interest, under a promissory note which was issued in connection with our acquisition of Elite and which is payable in equal monthly installments of $13,167 until its maturity in November 2010.

  •
  $80,000 under a promissory note that was due in April 2002 which bears interest at 18% per year.

  •
  $76,246 under a promissory note which bears interest at 15% per year and which requires us to make payments of principal and interest of $8,000 per month until its maturity date in October 2004.

  •
  $52,975 under a non-interest bearing promissory note which requires us to make monthly payments of principal and interest of $13,437 and which is due in full upon the demand of the holder.

  •
  $69,460 under a promissory note which bears interest at 8% per year and which requires us to make monthly payments of principal and interest of $7,500 until it is paid in full.

  •
  $41,000 under a demand note bearing interest at 10% per annum issued to a corporation wholly owned by the son of Joseph J. Raymond, our President and Chief Executive Officer.

  •
  $882,837 under demand loans which bear interest at various rates, including $40,000 owed to Joseph J. Raymond, $106,000 owed to sons of Joseph J. Raymond, $100,000 owned to the brother of Joseph J. Raymond and $100,000 and $116,337 owed to a member of the Board of Directors and a trust formed for the benefit of the family of another member of the Board of Directors, respectively.

  •
  $76,223 under promissory notes used to acquire and secured by motor vehicles which require aggregate monthly payments of principal and interest of $3,453 and which become due in full at various dates between July and August, 2005.

        All of our offices are leased through operating leases that are not included on the balance sheet. As of September 30, 2003, future minimum lease payments under lease agreements having initial terms in excess of one year were: 2004—$547,000, 2005 -$295,000, 2006—$185,000 and 2007—$169,000.

        We may be required to make certain "earnout" payments to sellers of businesses that we have acquired in recent years, including Source One, PES and Elite. The amount of these payments, if any, will depend upon the results of the acquired businesses. There were no earnout payments made in fiscal 2003. There is $244,000 included in "Accounts payable and accrued expenses" on the balance sheet as of September 30, 2003 for estimated earnout payments that we recorded as part of the acquisition of Elite.

        Source One has the right to require us to repurchase 400,000 shares of our common stock at a price of $2.00 per share at any time after July 27, 2003 and before the later of July 27, 2005 and the full payment of the outstanding note that we issued to it in connection with the acquisition transaction completed with Source One in July 2001. Source One notified us that it was exercising this right on July 29, 2003. We are attempting to negotiate an arrangement which would permit us to pay this amount over an extended period of time or upon receipt of financing. No assurance can be given that Source One will agree to such an arrangement. In addition, the holder of the $80,000 note which was due in April 2002 has the right to require us to repurchase 20,000 shares of common stock at a price of $1.00 per share plus interest at a rate of 15% per year until the note is paid in full.

        In January 2003, a $367,216 judgment was awarded against us to an insurance carrier. As of September 30, 2003, the judgment has not yet been paid in full; however, we have entered into an agreement with the plaintiff which permits us to satisfy the judgment by making payments of $25,000 per month through April 15, 2004 with a final payment of $30,000 due on May 15, 2004. The unpaid balance of $192,216 at September 30, 2003 is included in "Accounts payable and accrued expenses" on the balance sheet.

        During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Department of Industrial Relations that, if certain payroll delinquencies were not cured, judgment would be entered against us. As of September 30, 2003, there was still an aggregate of $4.4 million in delinquent payroll taxes outstanding which are included in liabilities in the September 30, 2003 balance sheet set forth herein at Pages F-3 and F-4. Judgment has not been entered against us, as we continue to work with these state agencies to pay down outstanding delinquencies.

        In April 2003, we were served with a Complaint and named as one of several Defendants in the matter of Lopez v. RSI Home Products, Inc., et al., ("RSI"), in the Superior Court of California, Orange County. RSI is one of our former customers. The case is a class action proceeding alleging failure to pay hourly wages and overtime wages, failure to provide rest periods and meal periods or compensation in lieu thereof, failure to pay wages of terminated or resigned employees, knowing and intentional failure to comply with itemized employee wage statement provisions, violation of the unfair competition law, and breach of fiduciary duty. The matter has been settled among the parties and the parties await Court approval of the settlement. However, the settlement will not have any adverse effect on our financial condition or results of operations.

        As of September 30, 2003, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements. Stockholders' equity (deficiency) at that date was $(4,914,685).

        We engaged in various transactions with related parties during fiscal 2003 including the following:

  •
  We paid $53,000 to Jeffrey J. Raymond and $86,000 to an entity owned by Joseph J. Raymond, Jr., each of whom is the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, in fiscal 2003 for consulting services. These amounts were included in selling, general and administrative expense. The services provided included the identification of acquisition candidates, acquisition advisory services, due diligence, post-acquisition transition services, customer relations, accounts receivable collection and strategic planning advice.

  •
  During the fiscal year ended September 30, 2003, we borrowed $215,000 from Joseph J. Raymond, our Chairman and Chief Executive Officer, to support our operations. We repaid $175,000 of this amount plus $75,000 that was due Mr. Raymond at September 30, 2002 during the year ended September 30, 2003.

  •
  During the fiscal year ended September 30, 2003, a son, the brother and the brother-in-law of Joseph J. Raymond, our Chairman and Chief Executive Officer each loaned $100,000 to us. The loans are unsecured and due on demand.

  •
  We borrowed $116,337 from the Kingston Family Revocable Trust under a promissory note that was issued in May 2003 and due upon demand and which bears interest, only in the event of default, at a rate equal to the lesser of 18% per annum or the maximum interest rate permitted by law. The Kingston Family Revocable Trust is a trust formed for the benefit of the family of H. Robert Kingston, one of our directors.

  •
  In August 2003, we sold substantially all of the assets of our Miami Springs, Florida office to ALS, LLC, a limited liability company in which Joseph J. Raymond, Jr., the son of our President and Chief Executive Officer, holds a 50% interest. Terms of the transaction are described above under the caption "Discontinued Operations/Acquisition or Disposition of Assets." ALS, LLC is the holding company for Advantage Services Group, LLC ("Advantage").

  •
  During fiscal 2003, Advantage, a company in which Joseph J. Raymond, Jr., the son of our President and Chief Executive Officer, holds a 50% interest, provided payrolling services to certain of our customers under an arrangement pursuant to which we paid Advantage a fee equal to the cost of providing such services plus a specified percentage above Advantage's cost. The total amount paid to Advantage under this arrangement in fiscal 2003 was $1,224,131. In November 2003, we agreed to pay Advantage $20,000 per month until we have paid Advantage $225,000 owed to it in connection with this arrangement. Our obligation to pay this amount is secured by a warrant to purchase 2,000,000 shares of our common stock. The warrant, which is exercisable only if we default on our payment obligations to Advantage, has an exercise price equal to the lower of $.15 per share or 75% of the then current market price of the common stock.

    In November 2003, we entered into payrolling agreements with Advantage with respect to four of our accounts that require that we pay Advantage a fee ranging between 2% to 3% above its cost. We have pledged our accounts with these customers as security for our obligations to Advantage under these agreements. In addition, if the aggregate payroll of employees provided under these agreements does not equal at least $8 million by November 30, 2004, we will be required to pay Advantage an amount equal to 8% of the shortfall.

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

Impact of Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires that acquired intangible assets be recognized as assets apart from goodwill if they meet one of the two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is

July 1, 2001 or later. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142, and perform initial impairment test by applying a fair-value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment.

        Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. The Company adopted SFAS No. 142 and completed a transitional impairment test, as required by SFAS No. 142, and determined that there was no impairment of goodwill as of October 1, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, or for our fiscal year ending September 30, 2003. The adoption of SFAS No. 144 did not have any material adverse impact on the Company's financial position or results of our operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position and results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

        In April 2003, the FASB Issued SFAS No. 149, "Amendment of SFAS 33 on Derivative Instruments and Hedging Activities". SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 33 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have an impact on its financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. This statement affects the issuer's accounting for three types of freestanding financial instruments including (1) mandatorily redeemable shares that are required to be redeemed at a specified or determinable date or upon an event certain to occur, (2) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer's own equity shares and (3) certain obligations that can be settled with shares, the monetary value of which is (i) fixed, tied solely or predominantly to a variable such as a market index, or (ii) varies inversely with the value of the issuers' shares. For public companies, SFAS No. 150 became effective at the beginning of the first interim period beginning after June 15, 2003. As a result of SFAS No. 150, we have classified put options that were previously classified as "Temporary equity" and our Series A redeemable convertible preferred stock as liabilities at September 30, 2003.

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

ITEM 9A. CONTROLS AND PROCEDURES

        At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chairman and

Chief Executive Officer along with our Chief Financial Officer, who concluded that our disclosure controls and procedures were effective as of the date of the evaluation. Their were no significant changes in our internal controls during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Name	Age	Position
Joseph J. Raymond	68	Chairman of the Board, President and Chief Executive Officer
Michael J. Rutkin	52	Director
Harry Robert Kingston	81	Director
Donald W. Feidt	71	Director
Sanford I. Feld	75	Director
Michael A. Maltzman	55	Chief Financial Officer & Treasurer
J. Todd Raymond	35	Corporate Secretary

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

        Michael A. Maltzman has served as Treasurer and Chief Financial Officer of Stratus since September 1997 when it acquired the assets of Royalpar Industries, Inc. Mr. Maltzman served as a Chief Financial Officer of Royalpar Industries, Inc., from April 1994 to August 1997. From June 1988 to July 1993, he served as Vice President and Chief Financial Officer of Pomerantz Staffing Services, Inc., a national staffing company. Prior thereto, he was a Partner with Eisner & Lubin, a New York accounting firm. Mr. Maltzman is a Certified Public Accountant.

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

Code of Ethics and Business Conduct

        We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and other senior financial officers. Our Code of Ethics and Business Conduct is posted on our website, www.stratusservices.com, under the "Employee Information-Legal" caption. We intend to disclose on our website any amendment to, or waiver of, a provision of the Code of Ethics and Business Conduct that applies to our Chief Executive Officer, our Chief Financial Officer or our other senior financial officers.

Audit Committee Financial Expert

        Our Board of Directors has determined that Michael Rutkin is the Audit Committee's financial expert. Mr. Rutkin is the brother-in-law of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, and thus is not considered "independent" under NASD Rule 4200(a)(15).

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

        Based solely on the Company's review of the copies of such forms it has received, the Company believes that all of its executive officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to events or transactions during fiscal 2003, except that each of Joseph J. Raymond, Michael A. Maltzman, J. Todd Raymond, Sanford I. Feld and Donald W. Feidt were late in filing their Forms 4, which were due in connection with the grant of options made to such individuals in March, 2003.

ITEM 11. EXECUTIVE COMPENSATION

        The following table provides certain summary information regarding compensation paid by the Company during the fiscal years ended September 30, 2001, 2002 and 2003 to the Chief Executive Officer of the Company and to the Company's only other executive officer who earned compensation of $100,000 or more in fiscal 2003 (together with the Chief Executive Officer, the "Named Executive Officers"):

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary($)	Bonus ($)	Number of Shares Underlying Stock Options (#)
Joseph J. Raymond Chairman and Chief Executive Officer	2003 2002 2001	94,231 49,472 175,000	— — —	1,102,115 1,750,000 1,200,000
Michael A. Maltzman Treasurer and Chief Financial Officer	2003 2002 2001	165,000 165,000 165,000	— — —	385,448 300,000 200,000

Directors' Compensation

        Directors who are employees of the Company are not compensated for serving on the Board of Directors. Non-employee directors are paid a fee of $1,000 per Board of Directors or committee meeting attended in person and $500 for telephonic attendance.

Employment Agreements

        In September 1997, the Company entered into an employment agreement (the "Raymond Agreement") with Joseph J. Raymond, Chairman and Chief Executive Officer, which had an initial term that expired in September 2000. The Raymond Agreement has been extended through September 30, 2007. Pursuant to the Raymond Agreement and subsequent amendments, Mr. Raymond is entitled to a minimum annual base salary of $175,000 which is reviewed periodically and subject to such increases as the Board of Directors, in its sole discretion, may determine. During the term of the Raymond Agreement, if Stratus is profitable, Mr. Raymond is entitled to a bonus/profit sharing award equal to .4% of Stratus' gross margin, but not in excess of 100% of his base salary. If Stratus is not profitable, he is entitled to a $10,000 bonus. Mr. Raymond is eligible for all benefits made available to senior executive employees, and is entitled to the use of an automobile. In fiscal 2002 and 2003, Mr. Raymond voluntarily did not take a substantial portion of his minimum annual base salary.

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

        The Company has entered into an employment agreement with Mr. Maltzman which provides for a base salary of $165,000 per annum. Mr. Maltzman is entitled to profit sharing awards based upon the Company's overall profitability. The agreement with Mr. Maltzman is terminable by either party at any time without cause. However, in the event that this agreement is terminated by the Company without cause or by Mr. Maltzman with good reason, Mr. Maltzman will be entitled to a severance payment equal to the greater of one month's salary for each year worked or three months salary. In addition, the Company will pay Mr. Maltzman any earned but unused vacation time and any accrued but unpaid profit sharing. The Company is also required to maintain insurance and benefits for Mr. Maltzman during the severance period.

Option Grants

        Shown below is further information with respect to grants of stock options in fiscal 2003 to the Named Officers by the Company which are reflected in the Summary Compensation Table set forth under the caption "Executive Compensation."

	Individual Grants
	Number of Securities Underlying Options Granted (#)(1)		Percent of Total Options Granted to Employees in Fiscal Year			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name				Exercise or Base Price ($/Sh)	Expiration Date
						5%	10%
Joseph J. Raymond	1,102,115	(1)	61.6%	$.23	3/31/13	$159,443	$404,057
Michael A. Maltzman	385,448	(1)	21.6%	..23	3/31/13	55,763	141,313

(1)
Exercisable immediately.

Option Exercises and Fiscal Year-End Values

        Shown below is information with respect to options exercised by the Named Executive Officers during fiscal 2003 and the value of unexercised options to purchase the Company's Common Stock held by the Named Executive Officers at September 30, 2003.

			Number of Securities Underlying Unexercised Options at FY End (#)		Value of Unexercised In-The-Money Options at FY End ($)
Name	Shares Acquired on Exercise(#)	Value Realized($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph J. Raymond	—	—	3,929,230	1,025,000	$88,169	$0
Michael A. Maltzman	—	—	1,045,896	25,000	30,836	0

        No options were exercised by the Named Executive Officers during the fiscal year ended September 30, 2003.

(1)
Represents market value of shares covered by in-the-money options on September 30, 2003. The closing price of the Common Stock on such date was $.31. Options are in-the-money if the market value of shares covered thereby is greater than the option exercise price.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information, as of December 23, 2003 with respect to (a) each person who is known by the Company to be the beneficial owner (as defined in Rule 13d-3 ("Rule 13d-3") of the Securities and Exchange Act of 1934) of more than five percent (5%) of the Company's Common Stock, Series A Preferred Stock and Series F Preferred Stock and (b) the beneficial ownership of Common Stock, Series A Preferred Stock and Series F Preferred Stock by each director and each of the Company's current Executive Officers who earned in excess of $100,000 in fiscal 2003 and by all directors and executive officers as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares.

	Common Stock			Series A Preferred Stock			Series F Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class	Amount and Nature of Beneficial Ownership		% of Class	Amount and Nature of Beneficial Ownership		% of Class
Joseph J. Raymond	14,398,368	(1)	43.7%	1,458,933	(2)	100.0%	6,000	(3)	100.0%
Artisan.com Limited	2,275,933	(4)	9.82%	1,375,933	(5)	94.3%	—		—
Cater Barnard (USA) plc	83,000	(6)	(7)	83,000	(8)	5.7%	—		—
Michael A. Maltzman	732,116	(9)	3.25%	—		—	—		—
Michael J. Rutkin	232,175	(10)	(7)	—		—	—		—
Sanford I Feld	109,832	(11)	(7)	—		—	—		—
H. Robert Kingston	93,332	(12)	(7)	—		—	—		—
Donald W. Feidt	80,000	(13)	(7)	—		—	—		—
All Directors and Executive Officers as a Group (8)Persons) (1)(2)(3)(9)(10) (11)(12)(13) and (14)	16,119,467		47.5%	1,458,933		100.0%	6,000		100.0%

(1)
Includes 900,000 shares of Common Stock owned by Artisan.com Limited, 1,375,933 shares of Common Stock issuable upon the conversion, at the holder's option, of an equal number of shares of Series A Preferred Stock owned by Artisan.com Limited and 83,000 shares of Common Stock issuable upon the conversion, at the holder's option, of an equal number of shares of Series A Preferred Stock owned by Cater Barnard (U.S.A.) plc. All of such shares are subject to proxies granted by Artisan.com Limited and Cater Barnard (U.S.A.) which give Joseph J. Raymond the right to vote these shares until July 2004, provided that he remains Chairman of the Company's Board of Directors. Also includes (i) 6,000,000 shares of Common Stock issuable as of December 23, 2003, upon conversion of 6,000 shares of Series F Preferred Stock held by a corporation of which Mr. Raymond is sole owner; (ii) 853,333 shares of Common Stock issuable as of December 23, 2003, upon conversion of 1,600 shares of Series E Preferred Stock, assuming a conversion price of $.1875; and (iii) 2,827,116 shares of Common Stock subject to options which are currently exercisable or may become exercisable within 60 days of December 23, 2003.

(2)
These shares are held by Artisan.com Limited (1,375,933 shares) and Cater Barnard (83,000 shares). Each of Artisan.com Limited and Cater Barnard has granted Mr. Raymond a proxy to vote these shares as described in Note 1 above.

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

(9)
Includes 685,448 shares subject to currently exercisable stock options.

(10)
Includes 30,000 shares held by the children of Michael Rutkin, living in his household and 10,000 shares held by his wife.

(11)
Includes 101,164 shares subject to currently exercisable stock options and warrants.

(12)
Includes 60,000 shares subject to currently exercisable options.

(13)
Includes 60,000 shares subject to currently exercisable options.

(14)
Includes 104,262 shares of Common Stock that are beneficially owned by J. Todd Raymond, the Company's Corporate Secretary, and includes 368,782 shares subject to currently exercisable options.

Agreement with holder of Series A Preferred Stock

        In July 2003, we entered into an agreement with Artisan (UK) plc, the parent company of Artisan.com Limited, pursuant to which we have agreed to redeem the aggregate 1,458,933 shares of our Series A Preferred Stock owned by Artisan.com Limited and Cater Barnard (USA) plc, an affiliate of Artisan. These shares represent all of the shares of Series A Preferred Stock currently outstanding. Our obligation to redeem the Series A Preferred Stock is contingent upon our sale of not less than $4,000,000 of units in our proposed best efforts Offering. If we sell at least $4,000,000 of units in the Offering, we will be obligated to pay $500,000 to Artisan within 15 days after the $4,000,000 of units are sold. In addition, we will be obligated to pay Artisan an additional $250,000 by January 31, 2005 or, at our option, issue to Artisan shares of our common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for the 30 trading days preceding January 31, 2005. If we fail to make the $250,000 payment in cash or stock, we will be required to pay Artisan $300,000 in cash, plus interest calculated on a daily basis at a rate of 18% from the date of the default to the date the default is cured. We have also agreed to issue to Artisan a number of shares of our common stock which will represent 5.5% of our outstanding common stock, subject to certain adjustments, upon completion of our sale of $4 million of units in the Offering. Further, upon final completion of the Offering, we will be required to issue additional shares of common stock so that the total number of shares of common stock issued to Artisan will equal 5.5% of our common stock after giving effect to the assumed exercise of all warrants and options that then have exercise prices equal to or less than the then current market price of our common stock and the conversion of all convertible securities that then have conversion prices equal to or less than the then current market price of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

        The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2003, was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,494,478	$1.01	1,505,522
Equity compensation plans not approved by security holders (2)	2,270,000	$3.11	0
Total	7,764,478	$1.63	1,505,522

(1)
Our equity incentive plans provide for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock options, stock appreciation rights, restricted stock and deferred stock, and in lieu of cash compensation.

(2)
Represents shares subject to options granted to certain officers pursuant to employment agreements and individual stock option agreements, including (a) options with respect to 1,000,000 shares granted to Joseph J. Raymond which expire in January 2010 and which become exercisable only if we achieve earnings of $1.00 per share in a fiscal year, options with respect to 500,000 shares granted to Joseph J. Raymond which expire in March 2013, and options with respect to 50,000 shares granted to Joseph J. Raymond which expire in April, 2010, and (b) options with respect to 83,333 shares granted to Michael A Maltzman which expire in September, 2007, options with respect to 83,333 shares granted to Michael A. Maltzman which expire in March 2013, options with respect to 26,667 shares granted to J. Todd Raymond, which expire in September, 2007, options with respect to 26,667 shares granted to J. Todd Raymond which expire in March, 2013, and options with respect to 50,000 shares granted to Charles Sahyoun which expire in March, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

        Jeffrey J. Raymond, the son of Joseph J. Raymond, our Chairman and Chief Executive Officer, serves as a consultant to us pursuant to an agreement which requires him to supervise the collection of certain accounts receivable, to use his best efforts to maintain relationships with certain clients and to assist in due diligence investigations of acquisitions of other companies. Total consulting fees paid to Jeffrey Raymond were $53,000 in fiscal 2003.

        During the fiscal year 2003, we paid consulting fees of $86,000 to RVR Consulting, Inc., a corporation of which Joseph J. Raymond, Jr., the son of Joseph J. Raymond, our Chairman and Chief Executive Officer is an officer and 100% stockholder.

        In November 2000, we formed the Stratus Technology Services, LLC joint venture ("STS") with Fusion Business Services, LLC. Jamie Raymond, son of Joseph J. Raymond, Chairman and CEO, is the managing member of STS and Fusion, which owns a 50% interest in Stratus Technology Services, LLC.

        At various times throughout our history, we have borrowed funds from Joseph J. Raymond, our Chairman and CEO. As of September 30, 2003, we owed $75,000 to Mr. Raymond pursuant to a non-interest bearing promissory note which is due on demand.

        In fiscal 2003, a son, brother and brother-in-law of Joseph J. Raymond Sr., our Chairman, President and Chief Executive Officer, each loaned $100,000 to us. The loans are unsecured and due on demand. In fiscal 2003, we borrowed $116,337 from the Kingston Family Revocable Trust under a promissory note that was issued in May 2003 and due upon demand and which bears interest only in the event of default, at a rate equal to the lesser of 18% per year or the maximum interest rate permitted by law. The Kingston Family Revocable Trust is a trust formed for the benefit of the family of H. Robert Kingston, one of our directors.

        During fiscal 2003, Advantage Services Group, LLC ("Advantage"), a company in which Joseph J. Raymond, Jr., the son of our President and Chief Executive Officer, holds a 50% interest, provided payrolling services to certain of our customers under an arrangement pursuant to which we paid Advantage a fee equal to the cost of providing such services plus a specified percentage above Advantage's cost. The total amount paid to Advantage under this arrangement in fiscal 2003 was $1,224,131. In November 2003, we agreed to pay Advantage $20,000 per month until we have paid Advantage $225,000 owed to it in connection with this arrangement. Our obligation to pay this amount is secured by a warrant to purchase 2,000,000 shares of our common stock. The warrant, which is exercisable only if we default on our payment obligations to Advantage, has an exercise price equal to the lower of $.15 per share or 75% of the then current market price of the common stock.

        In November 2003, we entered into payrolling agreements with Advantage with respect to four of our accounts that require that we pay Advantage a fee ranging between 2% to 3% above its cost. We have pledged our accounts with these customers as security for our obligations to Advantage under these agreements. In addition, if the aggregate payroll of employees provided under these agreements does not equal at least $8 million by November 30, 2004, we will be required to pay Advantage an amount equal to 8% of the shortfall.

        On August 22, 2003, we completed the sale, effective as of August 18, 2003 of substantially all of the tangible and intangible assets, excluding accounts receivable, of our Miami Springs, Florida office to ALS, LLC. Pursuant to the terms of the Asset Purchase Agreement between us and ALS, the purchase price for the purchased assets was $128,000, which was paid by a promissory note which bears interest at the rate of 7% per year, with payments over a 60 month period. The amount of the monthly payments due under the note will be the greater of $10 per month or 20% of the monthly net profits generated by the staffing business originating from the purchased assets, commencing October 31, 2003. However, until such time as all outstanding amounts due and owing by us to ALS, as of the date of the Purchase Agreement in the amount of $289,635, have been paid in full, these monthly payments shall be deducted from any and all amounts due from us to ALS. The note is secured by a security interest in all of the purchased assets.

        Joseph J. Raymond, Jr., the son of our President and Chief Executive Officer is a 50% member in ALS, LLC. ALS, LLC is the holding Company for Advantage.

        In February 2003, Pinnacle Investment Partners, L.P. ("Pinnacle") converted a $100,000 short-term note that we previously issued to it into 1,000 shares of Series E Preferred Stock. In addition, Pinnacle purchased 6,000 shares of Series E Preferred Stock from us for an aggregate purchase price of $60,000. Because the Series E Preferred Stock was convertible into our common stock, Pinnacle may have been the beneficial owner of 5% or more of our common stock during fiscal 2003. The terms of the Series E Preferred Stock have been amended to restrict conversions which would result in a holder of the Series E Preferred Stock becoming the beneficial owner of 5% or more of our common stock.

        We believe that all transactions with related parties have been on terms no less favorable to us than those that could have been obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table set forth the aggregate fees billed to us for the year ended September 30, 2003 by Amper, Politziner & Mattia, P.C., our independent auditors:

2003
Audit Fees	$116,897
Audit-Related Fees	89,654
Financial Information Systems
Design and Implementation Fees	0
Tax Fees	22,290
All Other Fees	4,900

        Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and Forms 8-K for the fiscal year. Audit Related Fees represent amounts charged for reviewing various registration statements filed by us with the Securities and Exchange Commission during the year and audits of 401K plans. Before Amper, Politziner & Mattia, P.C. was engaged by us to render audit or non-audit services, the engagement was approved by our Audit Committee. Our Board of Directors is of the opinion that the Audit Related Fees charged by Amper, Politziner & Mattia, P.C. are consistent with Amper, Politziner & Mattia, P.C. maintaining its independence from us.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Financial statements and financial statement schedules. Reference is made to Index of Financial Statements and Financial Statement Schedules hereinafter contained.

(b)
Reports on Form 8-K

        On September 25, 2003, the Company filed a report on Form 8-K to report on (i) the completion on September 10, 2003, effective September 15, 2003, of the sale of substantially all of the tangible and intangible assets, excluding accounts receivable, of five of the Company's New Jersey offices to D/O Staffing, LLC, a New Jersey limited liability company; and (ii) the completion, on August 18, 2003, of the sale of substantially all of the tangible and intangible assets, excluding accounts receivable, of the Company's Miami Springs, Florida office to ALS, LLC, a Florida limited liability company.

(c)
Exhibits

Number	Description
2.1	Asset Purchase Agreement, dated July 9, 1997, among Stratus Services Group, Inc. and Royalpar Industries, Inc., Ewing Technical Design, Inc., LPL Technical Services, Inc. and Mainstream Engineering Company, Inc., as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of July 29, 1997.(1)
2.2	Asset Purchase Agreement, effective January 1, 1999, by and between Stratus Services Group, Inc. and B&R Employment Inc.(1)
2.3	Asset Purchase Agreement, dated June 16, 2000, by and between Stratus Services Group, Inc. and Outsource International of America, Inc.(5)
2.4	Asset Purchase Agreement, dated October 13, 2000, by and between Stratus Services Group, Inc. and Outsource International of America, Inc.(6)
2.5	Asset Purchase Agreement, dated January 2, 2001, by and between Stratus Services Group, Inc. and Cura Staffing Inc. and Professional Services, Inc.(15)
2.6	Asset Purchase Agreement, dated July 27, 2001, by and between Stratus Services Group, Inc. and Source One Personnel, Inc.(8)
2.7	Asset Purchase Agreement, dated December 27, 2001, by and between Stratus Services Group, Inc. and Provisional Employment Solutions, Inc.(9)
2.8
Asset Purchase Agreement, dated as of January 24, 2002 among Stratus Services Group, Inc., Charles Sahyoun, Sahyoun Holdings, LLC and SEA Consulting Services Corporation. Information has been omitted from the exhibit pursuant to an order granting confidential treatment.(16)
2.9	Asset Purchase Agreement dated as of March 4, 2002, by and among Wells Fargo Credit, Inc. and Stratus Services Group, Inc.(22)
2.10	Asset Purchase Agreement dated November 19, 2002, by and between Stratus Services Group, Inc. and Elite Personnel Services, Inc.(23)
2.11	Asset Purchase Agreement dated as of September 10, 2003 between Registrant and D/O Staffing, LLC.(29) (filed herewith)
2.12	Asset Purchase Agreement dated as of August 18, 2003 between Registrant and ALS, LLC. (filed herewith)
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.1.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.(10)

3.1.2	Certificate of Amendment to Certificate of Designation.(14)
3.1.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock.(14)
3.1.4	Certificate of Designation, Preferences and Rights of Series E Preferred Stock.(21)
3.1.5	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series E Preferred Stock.(21)
3.1.6	Certificate of Designation, Preferences and Rights of Series F Preferred Stock.(21)
3.1.7	Certificate of Designation, Preferences and Rights of Series H Preferred Stock.(24)
3.1.8	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series E Preferred Stock. (filed herewith)
3.2	By-Laws of the Registrant.(2)
4.1.1	Specimen Common Stock Certificate of the Registrant.(1)
4.1.2	Form of 6% Convertible Debenture.(11)
4.1.3	Specimen Series A Preferred Stock Certificate of the Registrant.(14)
4.1.4	Agreement dated as of June 26, 2001 between Stratus Services Group, Inc. and Artisan (UK) plc.(10)
4.1.5	Subscription Agreement dated as of June 26, 2001 between Stratus Services Group, Inc. and Artisan.com Limited.(10)
4.1.8	Specimen Series E Stock Certificate of Registrant.(21)
4.1.9	Specimen Series F Stock Certificate of Registrant.(21)
4.1.10	Exchange Agreement between Pinnacle Investment Partners, LP and the Registrant.(21)
4.1.11	Exchange Agreement between Transworld Management Services, Inc. and the Registrant.(21)
4.1.12	Stock Purchase Agreement between Joseph J. Raymond, Sr., and the Registrant regarding Series F Preferred Stock.(21)
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
4.2.4	Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Peter DiPasqua, Jr. and Stratus Services Group, Inc.(1)
4.2.5	Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated December 2, 1998, between Shlomo Appel and Stratus Services Group, Inc.(1)
4.2.6	Form of Underwriter's Warrant Agreement, including form of warrant certificate.(7)
4.2.7	Warrant for the Purchase of common stock dated as of December 4, 2000 issued to May Davis Group, Inc.(13)
4.2.8	Warrant for the Purchase of common stock dated as of December 4, 2000 issued to Hornblower & Weeks, Inc.(13)

4.2.9	Warrant for the Purchase of common stock dated as of December 12, 2001 issued to International Capital Growth.(15)
4.2.10	Warrant for the Purchase of Common Stock dated as of April 9, 2002 issued to CEOCast.(21)
4.2.11	Warrant for the Purchase of Common Stock dated as of October 17, 2001 issued to Stetson Consulting.(22)
4.2.12	Warrant for the Purchase of Common Stock dated as of November 3, 2003 issued to Advantage Services Group, LLC. (filed herewith)
9.1.1	Voting proxy agreement between Artisan (UK) plc, Stratus Services Group, Inc. and Joseph J. Raymond, Sr.(17)
10.1.1	Employment Agreement dated September 1, 1997, between Stratus Services Group, Inc. and Joseph J. Raymond.(1)
10.1.6	Executive Employment Agreement dated September 1, 1997 between Stratus Services Group, Inc. and Michael A. Maltzman.(1)
10.1.7	Consulting Agreement, dated as of August 11, 1997, between Stratus Services Group, Inc. and Jeffrey J. Raymond.(1)
10.1.8	Non-Competition Agreement, dated June 19, 2000 between Stratus Services Group, Inc. and Outsource International of America, Inc.(5)
10.1.9	Non-Competition Agreement, dated October 27, 2000 between Stratus Services Group, Inc. and Outsource International of America, Inc.(6)
10.1.10	Option to purchase 1,000,000 shares of Stratus Services Group, Inc. Common Stock issued to Joseph J. Raymond.(11)
10.1.11	Option to purchase 500,000 shares of Stratus Services Group, Inc. Common Stock issued to Joseph J. Raymond.(19)
10.1.12	Option to purchase 1,750,000 shares of Stratus Services Group, Inc. Common Stock issued to Joseph J. Raymond.(19)
10.1.13	Non-Competition Agreements dated December 1, 2002 between Stratus Services Group, Inc. and each of Elite Personnel Services, Inc. and Bernard Freedman.(23)
10.1.14	Employment Agreement dated December 1, 2002 between Stratus Services Group, Inc. and Bernard Freedman.(23)
10.2.1	Lease, effective October 1, 2002, for offices located at 500 Craig Road, Manalapan, New Jersey 07726(22)
10.3.1	Loan and Security Agreement, dated December 8, 2000, between Capital Tempfunds, Inc. and Stratus Services Group, Inc.(11)
10.3.2	First Amendment to Loan and Security Agreement between Capital Tempfunds, Inc. and Stratus Services Group, Inc. (filed herewith)
10.3.3	Second Amendment to Loan and Security Agreement between Capital Tempfunds, Inc. and Stratus Services Group, Inc. (filed herewith)
10.3.4	Third Amendment to Loan and Security Agreement between Capital Tempfunds, Inc. and Stratus Services Group, Inc. (filed herewith)
10.3.5	Fourth Amendment to Loan and Security Agreement between Capital Tempfunds, Inc. and Stratus Services Group, Inc. (filed herewith)
10.4.2	Promissory Note and Security Agreement in the amount of $400,000, dated as of June 19, 2000, issued by Stratus Services Group, Inc. to Outsource International of America, Inc.(5)

10.4.3	Promissory Note in the amount of $100,000, dated as of June 19, 2000, issued by Stratus Services Group, Inc. to Outsource International of America, Inc.(5)
10.4.4	Promissory Note and Security Agreement in the amount of $75,000, dated as of October 27, 2000, issued by Stratus Services Group, Inc. to Outsource International of America, Inc.(6)
10.4.5	Promissory Note and Security Agreement in the amount of $600,000, dated as of July 27, 2001, issued by Stratus Services Group, Inc. to Source One Personnel, Inc.(8)
10.4.6	Promissory Note and Security Agreement in the amount of $1.8 million, dated as of July 27, 2001, issued by Stratus Services Group, Inc. to Source One Personnel, Inc.(8)
10.4.7	Promissory Note in the amount of $1,264,000 dated as of December 1, 2002, issued by Stratus Services Group, Inc. to Elite Personnel Services, Inc.(23)
10.5.1	Registration Rights Agreement, dated August, 1997, by and among Stratus Services Group, Inc. and AGR Financial, L.L.C.(1)
10.5.2	Registration Rights Agreement, dated August 1997, by and among Stratus Services Group, Inc. and Congress Financial Corporation (Western).(1)
10.5.3	Form of Registration Rights Agreement, dated December 4, 2000, by and among Stratus Services Group, Inc. and purchasers of the Stratus Services Group, Inc. 6% Convertible Debenture.(11)
10.5.4	Registration Rights Agreement, dated as of December 4, 2000, between Stratus Services Group, Inc., May Davis Group, Inc., Hornblower & Weeks, Inc. and the other parties named therein.(13)
10.6.1	Stock Purchase and Investor Agreement, dated August 1997, by and between Stratus Services Group, Inc. and Congress Financial Corporation (Western).(1)
10.6.2	Stock Purchase and Investor Agreement, dated August 1997, by and among Stratus Services Group, Inc. and AGR Financial, L.L.C.(1)
10.6.3	Form of Securities Purchase Agreement, dated December 4, 2000 by and between Stratus Services Group, Inc. and purchasers of the Stratus Services Group, Inc. 6% Convertible Debenture.(11)
10.7.1	1999 Equity Incentive Plan(1)
10.7.2	2000 Equity Incentive Plan(11)
10.7.3	2001 Equity Incentive Plan(12)
10.7.4	2002 Equity Incentive Plan(19)
10.7.5	Form of Option issued under 1999 Equity Incentive Plan.(19)
10.7.6	Form of Option issued under 2000 Equity Incentive Plan.(19)
10.7.7	Form of Option issued under 2001 Equity Incentive Plan.(19)
10.7.8	Form of Option issued under 2002 Equity Incentive Plan.(19)
10.8	Debt to Equity Conversion Agreement by and between Stratus Services Group, Inc. and B&R Employment, Inc.(3)
10.8.1	Amendment to Debt to Equity Conversion Agreements by and between Stratus Services Group and B&R Employment, Inc.(2)
10.8.2	Forbearance Agreement dated January 24, 2002 between Stratus Services Group, Inc. and Source One Personnel.(20)

10.8.3	Modification of Forbearance Agreement dated June 4, 2002 between Stratus Services Group, Inc. and Source One Personnel, together with Exhibits thereto.(21)
10.10	Allocation and Indemnity Agreement dated as of January 24, 2002 among the Company, Charles Sahyoun and Sahyoun Holdings, LLC.(20)
10.11	Letter Agreement dated April 15, 2002 between Stratus Services Group, Inc., Sahyoun Holdings, LLC and Joseph J. Raymond, Sr. amending the Allocation and Indemnity Agreement dated April 18, 2002.(17)
10.12	Exchange Agreement dated March 11, 2002 by and between Transworld Management Services, Inc. and Stratus Services Group, Inc.(22)
10.13	Securities Purchase Agreement dated March 11, 2002, by and between Pinnacle Investment Partners, LP and Stratus Services Group, Inc.(22)
10.14	Operating Agreement of Stratus Technology Services. (filed herewith)
10.15	Form of Securities Purchase Agreement between the Registrant and Series E Shareholders.(27)
10.16	Compromise Agreement between the Registrant and Series E Shareholders dated July 30, 2003(27)
10.17	Redemption Agreement dated July 31, 2003 between Artisan (UK) plc and the Company.(27)
10.18	Agreement to Exchange Series H Preferred Shares for Series E Preferred Shares between the Company and Pinnacle Investment Partners, L.P.(27)
10.19	Letter Agreement regarding Employer Service Agreements between Stratus Services Group, Inc. and Advantage Services Group, LLC. (filed herewith)
10.20	Letter Agreement regarding Receivables between Stratus Services Group, Inc. and Advantage Services Group, LLC. (filed herewith)
21	Subsidiaries of Registrant.(15)
23.1	Consent of Amper, Politzner & Mattia, P.A., Independent Accountants. (filed herewith)
24	Power of Attorney (located on signature pages of this filing).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Footnote 1	Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-83255) as filed with the Securities and Exchange Commission on September 3, 1999.
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
Footnote 15
Incorporated by reference to similarly numbered Exhibits filed with the Registrant's Form 10K for the fiscal year ended September 30, 2001, and filed with the Securities and Exchange Commission on January 25, 2002.
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
Footnote 23	Incorporated by reference to Exhibits to the Company's Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002.
Footnote 24	Incorporated by reference to the similarly numbered Exhibits to the Company's Form 10-K, as filed with the Securities and Exchange Commission on December 23, 2002.
Footnote 25	Incorporated by reference to the Exhibits to the Company's Form S-1, as filed with the Securities and Exchange Commission on February 2, 2003.
Footnote 26	Incorporated by reference to the Exhibits to the Company's Form S-1, as filed with the Securities and Exchange Commission on March 20, 2003.
Footnote 27
Incorporated by reference to the similarly numbered exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on August 13, 2003.
Footnote 28	Incorporated by reference to similarly numbered exhibits filed with the Company's Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

STRATUS SERVICES GROUP, INC.
By:	/s/ JOSEPH J. RAYMOND Joseph J. Raymond Chairman of the Board of Directors, President and Chief Executive Officer
Date: December 24, 2003

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

Signature	Title	Date

/s/ JOSEPH J. RAYMOND Joseph J. Raymond	Chief Executive Officer (Principal Executive Officer)	December 24, 2003
/s/ MICHAEL A. MALTZMAN Michael A. Maltzman	Vice President and Chief Financial Officer (Principal Financing and Accounting Officer)	December 24, 2003
/s/ MICHAEL J. RUTKIN Michael J. Rutkin	Director	December 24, 2003
/s/ H. ROBERT KINGSTON H. Robert Kingston	Director	December 24, 2003
/s/ SANFORD I. FELD Sanford I. Feld	Director	December 24, 2003
/s/ DONALD W. FEIDT Donald W. Feidt	Director	December 24, 2003

STRATUS SERVICES GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

As of September 30, 2003 and 2002
and for the Years Ended September 30, 2003, 2002 and 2001

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Stratus Services Group, Inc.

        We have audited the accompanying balance sheets of Stratus Services Group, Inc. as of September 30, 2003 and 2002, and the related statements of operations, stockholders' equity, cash flows and comprehensive income for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratus Services Group, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        In connection with our audits of the financial statements referred to above, we audited the financial Schedule II. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ AMPER, POLITZINER & MATTIA, P.C. AMPER, POLITZINER & MATTIA, P.C.

Edison, New Jersey
December 19, 2003

STRATUS SERVICES GROUP, INC.

Balance Sheets

	September 30,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$53,753	$162,646
Accounts receivable—less allowance for doubtful accounts of $1,733,000 and $1,742,000	12,833,749	9,179,543
Unbilled receivables	671,271	2,065,972
Notes receivable (current portion)	25,240	—
Other receivables	—	250,000
Prepaid insurance	2,271,715	2,709,331
Prepaid expenses and other current assets	277,262	333,601

	16,132,990	14,701,093
Notes receivable (net of current portion)	95,166	—
Note receivable—related party	128,000	—
Property and equipment, net of accumulated depreciation	937,718	1,281,817
Intangible assets, net of accumulated amortization	1,501,579	802,145
Goodwill	5,816,353	7,085,582
Deferred registration costs	374,365	5,768
Other assets	164,380	154,991

	$25,150,551	$24,031,396

Liabilities and Stockholders' Equity
Current liabilities
Loans payable (current portion)	$737,514	$464,830
Loans payable—related parties	503,337	116,000
Notes payable—acquisitions (current portion)	657,224	578,040
Line of credit	8,312,275	7,739,117
Cash overdraft	699,057	731,501
Insurance obligation payable	97,506	128,075
Accounts payable and accrued expenses	4,787,404	3,941,347
Accrued payroll and taxes	2,473,596	1,828,629
Payroll taxes payable	5,021,411	2,460,677
Put options liability	823,000	—

	24,112,324	17,988,216
Loans payable (net of current portion)	37,890	217,965
Notes payable—acquisitions (net of current portion)	2,065,280	1,919,532
Convertible debt	40,000	40,000

Series A voting redeemable convertible preferred stock, $.01 par value, 1,458,933 shares issued and outstanding. (including unpaid dividends of $651,752)	3,809,752	—

	30,065,246	20,165,713
Temporary equity—put options	—	823,000
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized
Series A voting redeemable convertible preferred stock, $.01 par value, 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $345,376)	—	3,293,376
Series E non-voting convertible preferred stock, $.01 par value, 40,257 and 16,683 shares issued and outstanding, liquidation preference of $4,025,835 (including unpaid dividends of $60,295 and $20,000)	4,086,130	1,485,947
Series F voting convertible preferred stock, $.01 par value, 8,000 and 10,000 shares issued and outstanding, liquidation preference of $800,000 (including unpaid dividends of $28,000 and $-0-)	828,000	1,000,000
Series H non-voting convertible preferred stock, $.01 par value, -0- and 5,000 shares issued and outstanding	—	500,000
Common stock, $.01 par value, 100,000,000 shares authorized; 19,795,038 and 11,522,567 shares issued and outstanding	197,950	115,226
Additional paid-in capital	11,728,943	12,626,733
Accumulated deficit	(21,755,718)	(15,978,599)

Total stockholders' equity (deficiency)	(4,914,695)	3,042,683

	$25,150,551	$24,031,396

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.

Statements of Operations

	Years Ended September 30,
	2003	2002	2001
Revenues	$76,592,209	$45,859,801	$29,274,041
Cost of revenues	65,186,431	37,624,716	22,122,318

Gross profit	11,405,778	8,235,085	7,151,723
Selling, general and administrative expenses	13,309,072	11,114,340	9,866,505
Loss on impairment of goodwill	—	300,000	700,000
Other charges	753,000	140,726	375,306

Operating (loss) from continuing operations	(2,656,294)	(3,319,981)	(3,790,088)

Other income (expenses)
Finance charges	—	—	(54,991)
Interest and financing costs	(1,887,900)	(1,689,635)	(1,707,730)
(Loss) on sale of investment	—	(2,159,415)	—
Other income (expense)	111,062	83,398	(47,963)

	(1,776,838)	(3,765,652)	(1,810,684)

(Loss) from continuing operations before income taxes	(4,433,132)	(7,085,633)	(5,600,772)
Income taxes	—	—	340,000

(Loss) from continuing operations	(4,433,132)	(7,085,633)	(5,940,772)
Discontinued operations—earnings (loss) from discontinued operations	(1,322,967)	(1,060,008)	93,315
Gain (loss) on sale of discontinued operations	(21,020)	1,759,056	—

Net (loss)	(5,777,119)	(6,386,585)	(5,847,457)
Dividends and accretion on preferred stock	(1,629,874)	(1,041,810)	(63,000)

Net (loss) attributable to common stockholders	$(7,406,993)	$(7,428,395)	$(5,910,457)

Basic:
Earnings (loss) from continuing operations	$(.34)	$(.77)	$(1.00)
Earnings from discontinued operations	(.08)	.07	.01
Net earnings (loss)	$(.42)	$(.70)	$(.99)
Diluted:
Earnings (loss) from continuing operations	$(.34)	$(.77)	$(1.00)
Earnings from discontinued operations	(.08)	.07	.01
Net earnings (loss)	$(.42)	$(.70)	$(.99)
Weighted average shares, outstanding per common share
Basic	17,510,918	10,555,815	5,996,134
Diluted	17,510,918	10,555,815	5,996,134

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.

Statements of Cash Flows

	Years Ended September 30,
	2003	2002	2001
Cash flows from operating activities
Net earnings (loss) from continuing operations	$(4,433,132)	$(7,085,633)	$(5,940,772)
Net earnings (loss) from discontinued operations	(1,343,987)	699,048	93,315
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	538,386	510,059	409,860
Amortization	393,982	565,427	359,134
Provision for doubtful accounts	875,000	1,658,000	661,000
Loss on impairment of goodwill	—	400,000	700,000
Deferred financing costs amortization	1,608	405,471	209,897
Loss on sale of investment	—	2,159,415	—
Gain (loss) on extinguishments of convertible debt	—	(3,277)	70,560
Accrued penalties on Series B Convertible Preferred Stock		28,080	—
(Gain) loss on sales of discontinued operations	21,020	(1,759,056)	—
Deferred taxes	—	—	340,000
Interest expense amortization for the intrinsic value of the beneficial conversion feature of convertible debentures	—	104,535	1,146,463
Common stock and warrants issued for fees	47,000	—	—
Imputed interest	66,832	—	—
Accrued interest	80,336	106,687	64,410
Compensation—stock options	—	—	67,900
Changes in operating assets and liabilities
Due from factor/accounts receivable	(3,134,505)	(2,796,986)	(2,347,247)
Prepaid insurance	437,616	(1,273,053)	(1,003,604)
Prepaid expenses and other current assets	153,589	(26,455)	201,023
Other assets	(5,229)	(5,111)	(65,652)
Insurance obligation payable	(30,569)	(421,385)	182,360
Accrued payroll and taxes	644,967	366,891	356,375
Payroll taxes payable	2,560,734	1,630,854	417,310
Accounts payable and accrued expenses	694,221	1,057,157	1,672,204

Total adjustments	3,344,988	2,707,253	3,441,993

	(2,432,131)	(3,679,332)	(2,405,464)

Cash flows (used in) investing activities
Purchase of property and equipment	(243,995)	(322,748)	(755,801)
Proceeds from sale of investment	—	206,631	—
Payments for business acquisitions	(61,644)	(336,726)	(1,218,674)
Net proceeds from sale of discontinued operations	1,120,770	1,709,079	—
Costs incurred in connection with investment	—	—	(17,046)
Collection of notes receivable	4,594	—	—
Loans receivable	—	—	(40,500)

	819,725	1,256,236	(2,032,021)

Cash flows from financing activities
Payments of registration costs	(374,365)	—	—
Proceeds from issuance of common stock	—	222,083	1,412,772
Proceeds from issuance of preferred stock	1,442,650	1,932,131	—
Proceeds from loans payable	879,000	1,729,898	255,000
Payments of loans payable	(636,391)	(1,073,440)	(70,180)
Proceeds from loans payable—related parties	587,337	166,000	160,000
Payments of loans payable—related parties	(200,000)	(50,000)	—
Payments of notes payable—acquisitions	(687,775)	(1,117,001)	(320,394)
Net proceeds from line of credit	573,158	432,536	2,065,156
Net proceeds from convertible debt	—	327,775	2,664,239
Redemption of convertible debt	—	(302,896)	(2,222,883)
Proceeds from temporary equity—put options	—	—	60,000
Cash overdraft	(32,444)	731,501	—
Cost in connection with common stock issued for acquisition	—	(2,000)	—
Redemption of preferred stock	—	(455,000)	—
Purchase of treasury stock	—	—	(265,125)
Dividends paid	(47,657)	(11,667)	—

	1,503,513	2,413,920	3,578,585

Net change in cash and cash equivalents	(108,893)	(9,176)	(858,900)

Cash and cash equivalents—beginning	162,646	171,822	1,030,722

Cash and cash equivalents—ending	$53,753	$162,646	$171,822

Supplemental disclosure of cash paid
Interest	$2,042,821	$1,937,930	$739,872

Schedule of noncash investing and financing activities
Fair value of assets acquired	$1,266,519	$1,816,727	$4,568,674
Less: cash paid	(176,644)	(336,727)	(1,218,674)
Less: common stock and put options issued	—	(380,000)	(800,000)

Liabilities assumed	$1,089,875	$1,100,000	$2,550,000

Purchase of treasury stock in exchange for loans	$—	$—	$402,000

Issuance of common stock in exchange for investment	$—	$—	$61,000

Issuance of common stock upon conversion of convertible debt	$—	$736,003	$542,500

Issuance of Series E Preferred Stock in exchange for Series H Preferred Stock	$508,250	$—	$—

Issuance of Series B Preferred Stock in exchange for convertible and other debt (including $160,000 loans payable—related parties)	$—	$1,016,499	$—

Issuance of Series E Preferred Stock in exchange for Series B Preferred Stock	$—	$875,210	$—

Issuance of common stock in exchange for accounts payable and accrued expenses	$37,500	$59,000	$—

Issuance of common stock for fees	$27,500

Issuance of common stock upon conversion of convertible preferred stock	$925,000	$—	$—

Issuance of Series E Preferred Stock in exchange for penalties	$362,792	$—	$—

Issuance of Series F Preferred Stock in exchange for accrued dividends	$84,943	$—	$—

Issuance of warrants for fees	$19,500	$55,000	$—

Issuance of preferred stock in exchange for investment	$—	$—	$1,592,000

Issuance of preferred stock for fees in connection with private placement ($410,000) and investment ($727,000)	$—	$—	$1,137,000

Issuance of common stock for fees in connection with private placement and investment	$—	$—	$30,000

Cumulative dividends and accretion on preferred stock	$1,582,217	$1,030,143	$63,000

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.

Statement of Stockholders' Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares
Balance—September 30, 2000	$6,799,445	$57,120	5,712,037	$—	—
Net (loss)	(5,847,457)	—	—	—	—
Unrealized loss on securities available for sale	(1,200,000)	—	—	—	—
Dividends and accretion on preferred stock	(63,000)	—	—	—	—
Purchase and retirement of treasury stock	(15,125)	(33)	(3,333)	—	—
Purchase of treasury stock	(652,000)	—	—	—	—
Beneficial conversion feature of convertible debt	1,213,747	—	—	—	—
Warrants issued in connection with issuance of convertible debt	88,000	—	—	—	—
Compensation expense in connection with stock options granted (no tax effect)	67,900	—	—	—	—
Beneficial conversion feature of convertible debt redeemed	(631,881)	—	—	—	—
Conversion of convertible debt	429,448	5,194	519,394	—	—
Issuance of common stock in connection with acquisition	—	4,000	400,000	—	—
Proceeds from the private placements of common stock (net of costs of $432,228) for cash	1,002,772	14,497	1,449,666	—	—
Issuance of shares for services provided	30,000	300	30,000	—	—
Issuance of stock in exchange for investment	61,000	500	50,000	—	—
Issuance of stock with put options	—	600	60,000	—	—

Balance—September 30, 2001	$1,282,849	$82,178	8,217,764	$—	—

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.

Statement of Stockholders' Equity (Deficiency)

	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit
Balance—September 30, 2000	$—	$10,554,782	$(67,900)	—	$(3,744,557)
Net (loss)	—	—	—	—	(5,847,457)
Unrealized loss on securities available for sale	—	—	—	(1,200,000)	—
Dividends and accretion on preferred stock	—	(63,000)	—	—	—
Purchase and retirement of treasury stock	—	(15,092)	—	—	—
Purchase of treasury stock	(652,000)	—	—	—	—
Beneficial conversion feature of convertible debt	—	1,213,747	—	—	—
Warrants issued in connection with issuance of convertible debt	—	88,000	—	—	—
Compensation expense in connection with stock options granted (no tax effect)	—	—	67,900	—	—
Beneficial conversion feature of convertible debt redeemed	—	(631,881)	—	—	—
Conversion of convertible debt	652,000	(227,746)	—	—	—
Issuance of common stock in connection with acquisition	—	(4,000)	—	—	—
Proceeds from the private placements of common stock (net of costs of $432,228) for cash	—	988,275	—	—	—
Issuance of shares for services provided	—	29,700	—	—	—
Issuance of stock in exchange for investment	—	60,500	—	—	—
Issuance of stock with put options	—	(600)	—	—	—

Balance—September 30, 2001	$—	$11,992,685	$—	$(1,200,000)	$(9,592,014)

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.

Statement of Stockholders' Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares
Net (loss)	(6,386,585)	—	—	—	—
Dividends and accretion on preferred stock	(135,667)	—	—	906,143	—
Beneficial conversion feature of convertible debt and convertible preferred stock	136,000	—	—	(695,000)	—
Beneficial conversion feature of convertible debt redeemed	(69,541)	—	—	—	—
Conversion of convertible debt	736,003	25,375	2,537,479	—	—
Issuance of common stock in connection with acquisition	378,000	4,000	400,000	—	—
Proceeds from the private placements of common stock (net of costs of $9,750) for cash	222,083	2,777	277,724	—	—
Issuance of warrants for services provided	55,000	—	—	—	—
Issuance of Series B preferred stock in exchange for loans payable	934,907	—	—	1,016,499	203,300
Issuance of common stock in exchange for accounts payable and accrual expenses	59,000	896	89,600	—	—
Proceeds from the issuance of preferred stock (net of costs $402,870) for cash	2,162,131	—	—	2,565,001	82,650
Redemption of Series B Preferred Stock	(455,000)	—	—	(455,000)	(91,000)
Redemption of convertible debt	(20,577)	—	—	—	—
Reclassification adjustment for loss on securities available for sale included in net income	1,200,000	—	—	—	—
Reclassification of Series A Preferred Stock to Stockholders' Equity	2,916,000	—	—	2,916,000	1,458,933
Conversion of Series B Preferred Stock to Series E Preferred Stock	28,080	—	—	28,080	(163,267)
Forgiveness of dividends on Series B Preferred Stock	—	—	—	(2,400)	—

Balance—September 30, 2002	$3,042,683	$115,226	11,522,567	$6,279,323	1,490,616

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.

Statement of Stockholders' Equity (Deficiency)

	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit
Net (loss)	—	—	—	—	(6,386,585)
Dividends and accretion on preferred stock	—	(1,041,810)	—	—	—
Beneficial conversion feature of convertible debt and convertible preferred stock	—	831,000	—	—	—
Beneficial conversion feature of convertible debt redeemed	—	(69,541)	—	—	—
Conversion of convertible debt	—	710,628	—	—	—
Issuance of common stock in connection with acquisition	—	374,000	—	—	—
Proceeds from the private placements of common stock (net of costs of $9,750) for cash	—	219,306	—	—	—
Issuance of warrants for services provided	—	55,000	—	—	—
Issuance of Series B preferred stock in exchange for loans payable	—	(81,592)	—	—	—
Issuance of common stock in exchange for accounts payable and accrual expenses	—	58,104	—	—	—
Proceeds from the issuance of preferred stock (net of costs $402,870) for cash	—	(402,870)	—	—	—
Redemption of Series B Preferred Stock	—	—	—	—	—
Redemption of convertible debt	—	(20,577)	—	—	—
Reclassification adjustment for loss on securities available for sale included in net income	—	—	—	1,200,000	—
Reclassification of Series A Preferred Stock to Stockholders' Equity	—	—	—	—	—
Conversion of Series B Preferred Stock to Series E Preferred Stock	—	—	—	—	—
Forgiveness of dividends on Series B Preferred Stock	—	2,400	—	—	—

Balance—September 30, 2002	$—	$12,626,733	$—	$—	$(15,978,599)

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.

Statement of Stockholders' Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares
Net (loss)	(5,777,119)	—	—	—	—
Dividends and accretion on preferred stock	(47,657)	—	—	1,582,217	—
Beneficial conversion feature of convertible debt and convertible preferred stock	—	—	—	(711,000)	—
Issuance of common stock for fees	27,500	1,000	100,000	—	—
Conversion of Series E Preferred Stock for Common Stock	—	59,224	5,922,471	(725,700)	(7,352)
Conversion of Series F Preferred Stock for Common Stock	—	20,000	2,000,000	(200,000)	(2,000)
Issuance of warrants for services provided	19,500	—	—	—	—
Issuance of Series E preferred stock in exchange for loans payable	100,000	—	—	100,000	1,000
Issuance of common stock in exchange for accounts payable and accrual expenses	37,500	2,500	250,000	—	—
Proceeds from the issuance of Series E Preferred Stock (net of costs $543,600) for cash	1,492,650	—	—	2,036,250	20,362
Issuance of Series E Preferred Stock for penalties	—	—	—	362,792	3,628
Issuance of Series E Preferred Stock for accrued penalties	—	—	—	—	849
Conversion of Series H Preferred Stock for Series E Preferred Stock (including $8,750 of accrued dividends)	—	—	—	—	87
Reclassification of Series A Preferred Stock to Liabilities	(3,809,752)	—	—	(3,809,752)	(1,458,933)

Balance—September 30, 2003	$(4,914,695)	$197,950	19,795,038	$4,914,130	48,257

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.

Statement of Stockholders' Equity (Deficiency)

	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit
Net (loss)	—	—	—	—	(5,777,119)
Dividends and accretion on preferred stock	—	(1,629,874)	—	—	—
Beneficial conversion feature of convertible debt and convertible preferred stock	—	711,000	—	—	—
Issuance of common stock for fees	—	26,500	—	—	—
Conversion of Series E Preferred Stock for Common Stock	—	666,476	—	—	—
Conversion of Series F Preferred Stock for Common Stock		180,000
Issuance of warrants for services provided	—	19,500	—	—	—
Issuance of Series E Preferred Stock in exchange for loans payable	—	—	—	—	—
Issuance of common stock in exchange for accounts payable and accrual expenses	—	35,000	—	—	—
Proceeds from the issuance of Series E Preferred Stock (net of costs $543,600) for cash	—	(543,600)	—	—	—
Issuance of Series E Preferred Stock for penalties	—	(362,792)	—	—	—
Issuance of Series E Preferred Stock for accrued dividends	—	—	—	—	—
Conversion of Series H Preferred Stock for Series F Preferred Stock (including $8,750 of accrued dividends)	—	—	—	—	—
Reclassification of Series A Preferred Stock to Liabilities	—	—	—	—	—

Balance—September 30, 2003	$—	$11,728,943	$—	$—	$(21,755,718)

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.

Statements of Comprehensive Income

	Years Ended September 30,
	2003	2002	2001
Net (loss)	$(5,777,119)	$(6,386,585)	$(5,847,457)
Unrealized loss on securities available for sale	—	—	(1,200,000)
Reclassification adjustment for loss on securities available for sale included in net income	—	1,200,000	—

Comprehensive income (loss)	$(5,777,119)	$(5,186,585)	$(7,047,457)

See accompanying summary of accounting policies and notes to financial statements.

STRATUS SERVICES GROUP, INC.

Notes to Financial Statements

Note 1—Nature of Operations and Summary of Significant Accounting Policies

  Operations

        Stratus Services Group, Inc. (the "Company") is a national provider of staffing and productivity consulting services. As of September 30, 2003, the Company operated a network of 31 offices in 8 states.

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

  Basis of Presentation

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred significant losses from continuing operations of $4,433,000 and $7,086,000 during the years ended September 30, 2003 and 2002, respectively, and has a working capital deficit of $7,979,000 at September 30, 2003. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis, to fund the operation and capital needs, and to obtain additional financing as may be necessary.

        Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company's plans. The steps include closing or selling branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expense.

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

        The following summarizes revenues:

	Years Ended September 30,
	2003	2002	2001
Staffing	$76,011,503	$45,153,269	$28,435,796
Payrolling	$580,706	706,532	838,245

	$76,592,209	$45,859,801	$29,274,041

        Unlike traditional staffing services, under a payrolling arrangement, the Company's customer recruits and identifies individuals for the Company to hire to provide services to the customer. The Company becomes the statutory employer although the customer maintains substantially all control over those employees. Accordingly, Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" requires that the Company does not reflect the direct payroll costs paid to such employees in revenues and cost of revenue.

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

        Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented.

	Year Ended September 30,
	2003	2002	2001
Numerator:
Basic EPS
Net earnings (loss)	$(5,777,119)	$(6,386,585)	$(5,847,457)
Dividends and accretion on preferred stock	1,629,874	1,041,810	63,000

Net earnings (loss) attributable to common stockholders	$(7,406,993)	$(7,428,395)	$(5,910,457)

Denominator:
Basic EPS
Weighted average shares outstanding	17,510,918	10,555,815	5,996,134

Per share amount	$(.42)	$(.70)	$(.99)

Effect of stock options and warrants	—	—	—
Dilutive EPS
Weighted average shares outstanding including incremental shares	17,510,918	10,555,815	5,996,134

Per share amount	$(.42)	$(.70)	$(.99)

  Investment

        The investment represented securities available for sale which were stated at fair value. Unrealized holding gains and losses were reflected as a net amount in accumulated other comprehensive loss until realized. The entire investment, which consisted of an investment in a publicly-traded foreign company (see Note 4), was sold in the year ended September 30, 2002 at a gross realized loss of $2,159,415. There were no gross realized gains and losses on sales of available-for-sale securities for the years ended September 30, 2003 and 2001.

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

  Goodwill

        Effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142. "Goodwill and other Intangible Assets". The provisions at SFAS No. 142 require that intangible assets not subject to amortization and goodwill be tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus no amortization for such goodwill was recognized in the accompanying statement of operations for the year ended September 30, 2003, compared to $289,177 and $332,636 for the years ended September 30, 2002 and 2001, respectively.

        In order to assess the fair value of our goodwill as of the adoption date, we engaged an independent valuation firm to assist in determining the fair value. The valuation process appraised our assets and liabilities using a combination of present value and multiple of earnings valuation techniques. Based upon the results of the valuations it was determined that there was no impairment of goodwill.

        Prior to the adoption of SFAS No. 142 on October 1, 2002, the Company amortized goodwill over its estimated useful life of fifteen years and evaluated goodwill for impairment in conjunction with its other long-lived assets. In this connection, the Company recorded charges of $400,000 and $700,000 in the years ended September 30, 2002 and 2001, respectively. $100,000 has been reclassified to discontinued operations in the year ended September 30, 2002. The steady decline in revenue and earnings of certain previously acquired business units and in the case of one business unit, the loss of a major customer, required that the Company adjust the carrying value of the goodwill.

  Factoring

        The Company's factoring agreement (see Note 5) with a financing institution ("factor") had been accounted for as a sale of receivables under Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities". ("SFAS" No. 125)

  Fair Values of Financial Instruments

        Fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the financial statements.

  Stock—Based Compensation

        The Company accounts for stock based compensation issued to its employees and directors in accordance with Accounting Principle Board No. 25, "Accounting for Stock Issued to Employees", and has elected to adopt the "disclosure only" provisions of SFAS No. 123 as amended by provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require new permanent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results.

        For SFAS No. 148 purposes, the fair value of each option granted is estimated as of the date of grant using the Black-Scholer option pricing model with the following weighted average assumptions used:

	Years Ended September 30,
	2003	2002	2001
Risk-free interest rate	4%	4%	5%
Dividend yield	0%	0%	0%
Expected life	4-7 years	4-7 years	4-7 years
Volatility	100%	100%	84%

        If the Company had elected to recognize the compensation costs of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net loss and loss per share would have been adjusted to the proforma amounts below:

	Years Ended September 30,
	2003	2002	2001
Net (loss) attributable to common stockholders, as reported	$(7,406,993)	$(7,428,395)	$(5,910,457)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,974,862)	(2,392,090)	(2,136,353)

Pro forma net (loss) attributable to common stockholders	$(9,381,855)	$(9,820,485)	$(8,046,810)

(Loss) from continuing operations per common share attributable to common stockholders:
Basic—as reported	$(.42)	$(.70)	$(.99)
Basic—pro forma	$(.54)	$(.93)	$(1.35)
Diluted—as reported	$(.42)	$(.70)	$(.99)
Basic—pro forma	$(.54)	$(.93)	$(1.35)

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

  Advertising Costs

        Advertising costs are expensed as incurred. The expenses for the years ended September 30, 2003, 2002 and 2001 were $136,000, $122,000 and $143,000, respectively, and are included in selling, general and administrative expenses.

  Impairment of Long-Lived Assets

        The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived

Assets" ("SFAS No. 144"). SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires that acquired intangible assets be recognized as assets apart from goodwill if they meet one of the two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations.

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

        Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. The Company adopted SFAS No. 142 and completed a transitional impairment test, as required by SFAS No. 142, and determined that there was no impairment of goodwill as of October 1, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, or for our fiscal year ending September 30, 2003. The adoption of SFAS No. 144 did not have any material adverse impact on the Company's financial position or results of our operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position and results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS 33 on Derivative Instruments and Hedging Activities". SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 33 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have an impact on its financial position, results of operations or cash flows.

        In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. This statement affects the issuer's accounting for three types of freestanding financial instruments including (1) mandatorily redeemable shares that are required to be redeemed at a specified or determinable date or upon an event certain to occur, (2) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuers must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer's own equity shares and (3) certain obligations that can be settled with shares, the monetary value of which is (i) fixed, tied solely or predominantly to a variable such as a market index, or (ii) varies inversely with the value of the issuers' shares. For public companies, SFAS No. 150 became effective at the beginning of the first interim period beginning after June 15, 2003. As a result of SFAS No. 150, the Company has classified put options that were previously classified as "Temporary equity" and its Series A redeemable convertible preferred stock as liabilities at September 30, 2003.

  Reclassifications

        Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the current year.

Note 2—Acquisitions

        On October 27, 2000, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of seven offices of Tandem, a division of Outsource International, Inc. The initial purchase price for the assets was $125,000; of which $50,000 was paid in cash at the closing and the remaining $75,000 was represented by a promissory note secured by the assets purchased by the Company. The note was payable in twenty-four equal monthly installments of principal and interest at a variable rate of prime plus two percent beginning December 1, 2000. In January 2001, the Company exercised an option to repay the outstanding balance of the note plus $175,000 in lieu of an earnout payment of thirty percent of the Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") of the acquired business for a two-year period.

        The excess of cost paid over net assets acquired resulted in goodwill of $855,718, computed as follows:

Net assets acquired
Furniture and equipment	$31,650
Accrued holiday and vacation pay	(21,758)

9,892

Amounts paid
Cash	50,000
Note payable	75,000
Earnout payable	175,000
Finder's fees ($511,250) and professional fees paid to third parties	565,610

865,610

Excess of amounts paid over net assets acquired—goodwill	$855,718

        On January 2, 2001, the Company purchased substantially all of the tangible and intangible assets of Cura Staffing, Inc. and The WorkGroup Professional Services, Inc. The purchase price was $175,000 of which $100,000 was paid in cash at the closing and the remaining $75,000 was represented by a 90-day promissory note for $50,000 and $25,000 payable $5,000 a month beginning after the payment of the 90-day promissory note. The promissory note bore interest at 6% a year.

        The excess of cost paid over net assets acquired resulted in goodwill of $228,144, computed as follows:

Net assets acquired
Furniture and equipment	$11,000
Accrued holiday and vacation pay	(12,000)

(1,000)

Amounts paid
Cash	100,000
Note payable and other payables	75,000
Finder's fees ($25,000) and professional fees paid to third parties	52,144

227,144

Excess of amounts paid over net assets acquired—goodwill	$228,144

        On July 27, 2001, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable of the clerical and light industrial staffing division of Source One

Personnel, Inc. ("Source One"). As a result of the acquisition, the Company has expanded its presence in the Philadelphia to New York corridor.

        The initial purchase price for the assets was $3,400,000, of which $200,000 in cash, and 400,000 shares of the Company's restricted common stock were paid at the closing and the remaining $2,400,000 was represented by two promissory notes. In addition, Source One is entitled to earnout payments based upon the acquired business achieving certain performance levels during each of the three fiscal years beginning October 1, 2001. There was no earnout payment due for the years ended September 30, 2003 and 2002. There was an additional $42,163 of costs paid to third parties in connection with the acquisition. The first note, representing $600,000, was payable in one installment of $600,000 plus accrued interest at 7% per year, at 180 days after the closing. The second note, representing $1,800,000 bears interest at 7% per year and is payable over a four-year period in equal quarterly payments beginning 120 days after the closing. Source One had agreed to allow the Company to defer the payment of the first note and the February 2002 installment of the second note until the earlier of the receipt of the proceeds from the sale of the Company's Engineering Division (see Note 4) or April 30, 2002. In June 2002, Source One agreed to forbear from exercising remedies against the Company until June 30, 2002. On July 31, 2002, the Company cured all payment defaults under the first and second notes. In exchange for the forbearance, the Company issued 250,000 shares of its restricted Common Stock to Source One. Source One has a put option to sell 400,000 shares back to the Company at $2 per share between 24 months after the closing and final payment of the second note, but not less than 48 months (see Note 17).

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

        Effective January 1, 2002, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of seven offices of Provisional Employment Solutions, Inc. ("PES"). The initial purchase price was $1,480,000, represented by a $1,100,000 promissory note and 400,000 shares of the Company's common stock. There was an additional $334,355 of costs paid to third parties in connection with the acquisitions. In addition, PES is entitled to earnout payments of 15% of pretax profit of the acquired business up to a total of $1.25 million or the expiration of ten years, whichever occurs first. There was no earnout payment due for the years ended September 30, 2003 and 2002. The note bears interest at 6% a year and is payable over a ten-year period in equal quarterly payments.

        The following table summarizes the fair value of the assets acquired at the date of acquisition based upon a third-party valuation of certain intangible assets:

Property and equipment	$42,000
Intangible assets	468,596
Goodwill	1,306,131

Total assets acquired	$1,816,727

        Of the $468,596 of intangible assets, $85,880 was assigned to a covenant-not-to-compete and $382,716 was assigned to the customer list. The intangible assets are being amortized over their estimated useful life of two to four years. Goodwill is not being amortized under the provision of SFAS No. 142. All of the goodwill is expected to be deductible for tax purposes.

        Effective as of December 1, 2002, (the "Effective Date"), the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services ("Elite"), a California corporation. The Elite branches provide temporary light industrial and clerical staffing in six business locations in California and Nevada. The Company also took over Elite's Downey, California office, from which Elite serviced no accounts but which it utilized as a corporate office. The Company intends to continue to utilize the Downey office as a regional corporate facility. The acquisition of Elite furthers the Company's expansion into the California staffing market. Pursuant to the terms of an Asset Purchase Agreement between the Registrant and Elite dated November 19, 2002 (the "Asset Purchase Agreement"), the purchase price payable at closing (the "Base Purchase Price") for the assets was $1,264,000, all of which was represented by an unsecured promissory note. In addition to the Base Purchase Price, Elite will also receive as a deferred purchase price, an amount equal to 10% of the annual "Gross Profits" as defined in the Asset Purchase Agreement of the acquired business between $2,500,000 and $3,200,000, and 15% of the annual Gross Profits of the acquired business in excess of $3,200,000 for a period of two years from the Effective Date. The note includes a stated imputed interest at 4% per year and is payable over an eight-year period in equal monthly payments beginning 30 days after the Effective Date. In connection with the transaction, Elite, its President and other key management members entered into non-competition and non-solicitation agreements pursuant to which they agreed not to compete with the Registrant in the territories of the acquired business for periods ranging from twelve months to five years, and to not solicit the employees or customers of the acquired business for periods ranging from twelve months to five years.

        For financial accounting purposes, interest on the note has been imputed at a rate of 11% per year. Accordingly, the note and Base Purchase Price has been recorded at $845,875. In accordance with SFAS No. 141, "Business Combinations" the contingent portion of the purchase price has been recognized as a liability to the extent that the net acquired assets exceed the purchase price. Accordingly, $244,000 is included in "Accounts payable and accrued expenses" on the attached balance sheet as of September 30, 2003. There was an additional $176,644 of costs paid to third parties in connection with the acquisition.

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

        The unaudited pro forma results of operations presented below assume that the acquisitions had occurred at the beginning of fiscal 2002. This information is presented for informational purposes only and includes certain adjustments such as goodwill amortization resulting from the acquisitions and interest expense related to acquisition debt.

	Unaudited Year Ending September 30,
	2003	2002
Revenues	$82,170,209	$75,194,801
Net (loss) from continuing operations attributable to common stockholders	(6,003,032)	(8,513,443)
Net (loss) per share attributable to common stockholders
Basic	$(.34)	$(.81)
Diluted	$(.34)	$(.81)

        The maturities on notes payable-acquisitions are as follows:

Year Ending September 30
2004	$657,224
2005	683,062
2006	198,071
2007	215,356
2008	234,356
Thereafter through 2013	734,435

$2,722,504

Note 3—Discontinued Operations

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

        Under the terms of the Asset Purchase Agreement, the Company received an initial cash payment of $1,560,000, which represented 80% of the initial $2,200,000 installment of the purchase price payable to SEP net of a $200,000 broker's fee due to a third party. Sahyoun Holdings, LLC received the other 20% of the initial net installment of the purchase price, or $440,000.

        The Asset Purchase Agreement required SEA to make the following additional payments to SEP:

  (i)
  A payment of $1 million, plus or minus the amount by which SEA's profit for the six months ending June 30, 2002, as determined pursuant to the Asset Purchase Agreement, were less than $600,000 (the "Second Payment");

  (ii)
  A payment of $1 million, plus or minus the amount by which SEA's profit for the six months ending December 31, 2002, as determined pursuant to the Asset Purchase Agreement, were greater or less than $600,000 (the "Third Payment");

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

        Sahyoun Holdings, LLC and Charles Sahyoun guaranteed the $250,000 payment to be made to the Company from the Third Payment, regardless of the operating results of SEA. In December 2002, the Company and Charles Sahyoun agreed to offset the $250,000 of the Third Payment due to the Company against $250,000 of accrued commissions due Charles Sahyoun. As a result, the Company is not entitled to any additional payments under the Asset Purchase Agreement.

        The transaction resulted in a gain, which was calculated as follows:

Initial cash payment	$2,200,000
Guaranteed additional payments	500,000
Less costs of sale:
Allocations to Sahyoun Holdings, LLC	(440,000)
Broker's fee	(200,000)
Other costs	(100,921)

Balance	1,959,079
Net assets sold	200,023

Gain	$1,759,056

        Revenues from the Division were $2,730,000 and $7,245,000 for the years ended September 30, 2002 and 2001, respectively.

  Sale of Certain Branches

        On March 9, 2003, the Company completed the sale of substantially all of the tangible and intangible assets, excluding accounts receivable, of its Colorado Springs, Colorado office. Pursuant to the terms of an asset purchase agreement between the Company and US Temp Services, Inc. ("US Temps") dated March 9, 2003, the purchase price for the purchased assets was $20,000 which was paid by a promissory note, which bears interest at the rate of 6% per year and is payable in monthly installments of $608 over a three year period. The note is secured by a security interest on all of the purchased assets.

        The purchase price for the assets acquired by US Temps was arrived at through arms-length negotiations between the parties and resulted in a gain on sale of $13,958.

        On August 22, 2003, the Company completed the sale, effective as of August 18, 2003 (the "ALS Effective Date") of substantially all of the tangible and intangible assets, excluding accounts receivable, of its Miami Springs, Florida office. Pursuant to the terms of the Asset Purchase Agreement between the Company and ALS, LLC, a Florida limited liability company ("ALS") dated August 22, 2003 (the "Purchase Agreement"), the purchase price for the purchased assets was $128,000, which was paid by a promissory note, which bears interest at the rate of 7% per year with payments over a 60 month period. The amount of the monthly payments due under the note will be the greater of $10 per month or 20% of the monthly net profits generated by the staffing business originating from the purchased assets, commencing October 31, 2003. However, until such time as all outstanding amounts due and owing by the Company to ALS, as of the date of the Purchase Agreement in the amount of $289,635, have been paid in full, these monthly payments shall be deducted from any and all amounts due from the Company to ALS. The note is secured by a security interest in all of the purchased assets.

        In connection with the transaction, ALS entered into a non-compete and non-solicitation agreement pursuant to which ALS agreed not to compete with the Company with respect to any of the Company's other remaining offices for a period of 18 months.

        The purchase price for the assets acquired by ALS was arrived at through negotiations with a related party purchaser and resulted in a gain on sale of $10,777. The son of our President and Chief Executive Officer is a 50% member in ALS, LLC.

        On September 10, 2003, the Company completed the sale, effective as of September 15, 2003 (the "Effective Date"), of substantially all of the tangible and intangible assets, excluding accounts receivable, of five of its New Jersey offices to D/O Staffing LLC ("D/O"). The offices sold are the following: Elizabeth, New Jersey; New Brunswick, New Jersey; Paterson, New Jersey; Perth Amboy, New Jersey and Trenton, New Jersey. Pursuant to the terms of an asset purchase agreement between D/O and us dated September 10, 2003 (the "D/O Purchase Agreement"), the base purchase price for the purchased assets was $1,250,000 payable as follows:

  (i)
  $1,150,000 payable in certified funds at the closing; and

  (ii)
  $100,000 payable in certified funds into escrow at the closing to be held in escrow by attorneys for the Buyer pursuant to the terms of an escrow agreement, to account for certain post-closing adjustments.

        Additionally, the Company may be entitled to receive as a deferred purchase price (the "Bonus"), an amount equal to $125,000 if, for the one year period measured from the Effective Date, the purchased assets generate for D/O at least $18,000,000 in actual billings by client accounts serviced by the Company as of the Closing and transferred by the Company to D/O pursuant to the D/O Purchase Agreement. The Bonus, if any, is payable by a promissory note, payable over 24 months and bearing interest at an interest rate of 6% a year.

        The purchase price for the assets was arrived at through arms-length negotiations between the parties and resulted in a (loss) on sale of ($50,354).

        On September 29, 2003, the Company completed the sale of substantially all of the tangible and intangible assets, excluding accounts receivable, of its Las Vegas, Nevada office. Pursuant to the terms of an asset purchase agreement between the Company and US Temps dated September 29, 2003, the purchase price for the purchased assets was $105,000, all of which was paid by a promissory note, which bears interest at the rate of 6% per year and is payable in monthly installments of $2,030, over a five year period. The note is secured by a security interest on all of the purchased assets.

        The purchase price for the assets acquired by US Temps was arrived at through arms-length negotiations between the parties and resulted in a gain on sale of $4,599.

        The net loss on sale for the aforementioned certain branches are calculated as follows:

Sales price:
Cash	$1,150,000
Promissory notes	253,000
Escrow receivable	100,000

$1,503,000
Less costs of sales	(29,229)

Balance	1,473,771
Net assets sold	1,494,791

(Loss)	$(21,020)

        Revenues from the aforementioned certain branches were $18,089,065, $19,261,294 and $20,734,244 for the years ended September 30, 2003, 2002 and 2001, respectively.

        The statements of operations for all periods presented have been reclassified to reflect the operating results of the Division and sold branches as discontinued operations.

Note 4—Transactions with Artisan (UK) plc

        On June 26, 2001, the Company entered into an agreement to purchase 63,025,000 ordinary shares, representing 26.3% of the outstanding shares of enterpriseAsia. com ("EPA"), a London AIM listed company (see Note 1), from Artisan (UK) plc ("Artisan"). In exchange, the Company issued to Artisan 850,837 shares of the Company's Series A preferred stock (see Note 14). This transaction was consummated, effective August 15, 2001.

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

        The Company entered into the transactions with Artisan to provide immediate and possible future working capital through the sale of the Company's stock to Artisan and to provide the Company with business expansion opportunities in Asia through the investment in and relationship with EPA.

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

        The Company has entered into an agreement with Artisan, the current beneficial owner of the Series A Preferred Stock, which requires the Company to purchase 1,458,933 shares of Series A Preferred Stock from Artisan.com and one of its affiliates if the Company raises at least $4 million of gross proceeds in a proposed public offering of securities. (See Note 14)

Note 5—Factoring Agreement

        The Company had a factoring agreement with an unrelated party under which it was able to sell qualified trade accounts receivable, with limited recourse provisions. The Company was required to repurchase or replace any receivable remaining uncollected for more than 90 days. During the year ended September 30, 2001, gross proceeds from the sale of receivables was $10,204,208. There were no gains or losses in connection with the sale or repurchase of receivables under the factoring agreement.

        On December 12, 2000, the Company terminated its agreement with the factor. As part of the termination agreement, the Company repurchased all accounts receivable from the factor with proceeds from a new line of credit (See Note 6).

Note 6—Line of Credit

        The Company has a loan and security agreement (the "Loan Agreement") with a lending institution whereby the Company can borrow up to 85% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company's tangible net worth (as defined). Until December 2002, borrowings under the Agreement bore interest at 1 1/2% above the prime rate (see below) and are collateralized by substantially all of the Company's assets. The Loan Agreement expires on June 12, 2004.

        At September 30, 2003, the Company was in violation of the following covenants under the Loan Agreement:

  (i)
  Failing to meet the tangible net worth requirement, and;

  (ii)
  The Company's common Stock being delisted from the Nasdaq SmallCap Market

        The Company has received a waiver from the lender on the above violations and, in December 2002, entered into a modification of the Loan Agreement. The modification provided that borrowings under the Loan Agreement bore interest at 1 3/4% above the prime rate, as long as the Company was in violation of any of the covenants under the Loan Agreement.

        Effective April 10, 2003, the Company entered into another modification of the Loan Agreement which provides that borrowings under the Loan Agreement bear interest at 3% above the prime rate. The prime rate at September 30, 2003 was 4%.

Note 7—Property and Equipment

        Property and equipment consist of the following as of September 30:

	2003	2002
Furniture and fixtures	$709,372	$666,941
Office equipment	118,604	119,719
Computer equipment	1,168,148	1,163,135
Computer software	217,463	193,028
Vans	196,179	216,319

	2,409,766	2,359,142
Accumulated depreciation	(1,472,048)	(1,077,325)

Net property and equipment	$937,718	$1,281,817

Note 8—Goodwill and other Intangible Assets

        Effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets". The provisions of SFAS No. 142 require that intangible assets not subject to amortization and goodwill be tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus no amortization for such goodwill was recognized in the accompanying statement of operations for the year ended September 30, 2003, compared to $289,177 and $332,636 for the years ended September 30, 2002 and 2001, respectively.

        In order to assess the fair value of our goodwill as of the adoption date, we engaged an independent valuation firm to assist in determining the fair value. The valuation process appraised our assets and liabilities using a combination of present value and multiple of earnings valuation techniques. Based upon the results of the valuation, it was determined that there was no impairment of goodwill.

        The following table provides a reconciliation of net (loss) attributable to common stockholders for exclusion of goodwill amortization:

	Years Ended September 30,
	2003	2002	2001
Reported net (loss) attributable to common stockholders	$(7,406,993)	$(7,428,395)	$(5,910,457)
Add: Goodwill amortization	—	289,177	332,636

Adjusted net (loss) attributable to common stockholders	$(7,406,993)	$(7,139,218)	$(5,577,821)

Basic earnings (loss) per share:
Reported net earnings (loss) attributable to common stockholders	$(.42)	$(.70)	$(.99)
Add: Goodwill amortization	—	.03	.06

Adjusted net earnings (loss) attributable to common stockholders	$(.42)	$(.67)	$(.93)

Diluted earnings (loss) per share:
Reported net earnings (loss) attributable to common stockholders	$(.42)	$(.70)	$(.99)
Add: Goodwill amortization	—	.03	.06

Adjusted net earnings (loss) attributable to common stockholders	$(.42)	$(.67)	$(.93)

        The changes in the carrying amount of goodwill for the years ended September 30 were as follows:

Balance as of September 30, 2000	$3,716,538
Additions	3,784,726
Amortization	(332,636)
Impairment	(700,000)

Balance as of September 30, 2001	6,468,628
Additions	1,306,131
Amortization	(289,177)
Impairment	(400,000)

Balance as of September 30, 2002	7,085,582
Disposal of certain branches (see Note 3)	(1,269,229)

Balance as of September 30, 2003	$5,816,353

        Intangible assets consist of the following as of September 30:

	2003	2002
Covenant-not-to-compete	$230,480	213,180
Customer list	1,957,709	891,716

	2,188,189	1,104,896
Less: accumulated amortization	(686,610)	(302,751)

	$1,501,579	$802,145

        Estimated amortization expense for each of the next five years is as follows:

For the Years Ending September 30,
2004	$422,000
2005	371,000
2006	179,000
2007	156,000
2008	153,000

        Amortization expense of amortizable intangible assets for the years ended September 30, 2003, 2002 and 2001 was $393,982, $276,251 and $26,500, respectively.

Note 9—Loans Payable

        Loans payable consist of the following as of September 30:

			2003	2002
Notes, secured by vans with a book value of $78,740 as of September 30, 2003	(i	)	$76,223	$104,971
18% promissory note	(ii	)	80,000	80,000
Stock repurchase note	(iii	)	76,246	168,121
Demand note	(iv	)	52,975	204,703
Demand notes	(v	)	420,500	125,000
Short-term loan	(vi	)	69,460	—

			775,404	682,795
Less current portion			(737,514)	(464,830)

Non-current portion			$37,890	$217,965

(i)
Payable $3,453 per month, including interest at 9.25% to 10% a year.

(ii)
Note was due in April 2002. In addition, the Company issued 20,000 shares of its common stock to the noteholder. The noteholder has the right to demand the repurchase by the Company of the shares issued, until the note is paid in full, at $1.00 per share plus 15% interest. Accordingly, $3,000 was charged to interest expense in the year ended September 30, 2001 and $23,000, representing the put option plus interest, is included in "Temporary equity—put options" on the attached balance sheets as of September 30, 2003 and 2002.

(iii)
Promissory note issued in January 2001 in connection with the purchase of treasury stock. Note is payable $8,000 per month, including interest at 15% a year.

(iv)
On September 30, 2002, the Company converted $215,000 of accounts payable due to Source One (see Note 2) into a demand note. The non-interest bearing note is due in sixteen monthly installments of $13,437. The amount reflected above is net of $775 of imputed interest.

(v)
Due to non-related parties on demand, bearing interest at various rates.

(vi)
Short-term loan payable $7,500 month bearing interest at 8%.

        The maturities on loans payable are as follows:

Year Ending September 30,
2004	$737,514
2005	37,890

$775,404

Note 10—Related Party Transactions

  Consulting Agreement

        The son of the Chief Executive Officer of the Company (the "CEO") provides consulting services to the Company. Consulting expense was $53,000, $125,000 and $281,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

        The Company has paid consulting fees to an entity whose stockholder is another son of the Chief Executive Officer of the Company. Consulting fees amounted to $86,000, $141,000 and $119,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

  Sale of Common Stock

        During the year ended September 30, 2002, the Company sold 177,722 shares of its common stock in private placements to a relative of the CEO of the Company at prices approximating the then current market of $.87 to $.93 per share, for total gross proceeds of $156,833.

        During the year ended September 30, 2001, the Company sold 382,999 shares of its common stock in private placements to relatives of the CEO of the Company at prices approximating the then current market of $.93 to $1.43 per share, for total gross proceeds of $410,000, less expenses of $5,958.

  Loans Payable

        During the year ended September 30, 2002, the CEO loaned $75,000 to the Company which was repaid during the year ended September 30, 2003. During the year ended September 30, 2003, the CEO made various loans to the Company aggregating $215,000 of which $175,000 was repaid by September 30, 2003.

        During the year ended September 30, 2002, a son of the CEO loaned $41,000 to the Company, which is still outstanding at September 30, 2003. During the year ended September 30, 2003, this son of the CEO, another son of the CEO and the brother of the CEO loaned the Company $100,000, $6,000 and $100,000, respectively. All of these amounts are outstanding at September 30, 2003.

        During the year ended September 30, 2003, a member of the Board of Directors of the Company and a trust formed for the benefit of the family of another member of the Board of Directors loaned $100,000 and $116,337, respectively, to the Company. Both of these amounts are outstanding at September 30, 2003.

        All of the aforementioned loans are unsecured, due on demand and bear interest at various rates.

  Preferred Stock

        In March 2002, a $160,000 note payable by the Company to a company owned by the CEO was exchanged for 32,000 shares of Series B Convertible Preferred Stock (see Note 14).

        In July 2002, the CEO invested $1,000,000 in the Company in exchange for 10,000 shares of newly created Series F Convertible Preferred Stock (see Note 14).

  Joint Venture

        The Company provides information technology staffing services through a joint venture, Stratus Technology Services, LLC ("STS"), in which the Company has a 50% interest. A son of the CEO of the Company has a majority interest in the other 50% venturer. STS commenced operations during the year ended September 30, 2001. The Company's gain (loss) from operations of STS of $30,473, $46,312 and $(36,344) for the years ended September 30, 2003, 2002 and 2001, respectively, is included in other income (expense) in the statements of operations.

        Summarized financial information of STS is not provided because the investment is not material.

  Note Receivable

        The $128,000 "Note Receivable—related party" as of September 30, 2003, is the amount due from ALS in connection with the sale of the Company's Miami Springs, Florida office (see Note 3). ALS is the holding company for Advantage Services Group, LLC ("Advantage").

  Cost of Revenues

        During the year ended September 30, 2003, Advantage, a company in which a son of the CEO holds a 50% interest, provided payrolling services to certain of the Company's customers under an arrangement pursuant to which the Company paid Advantage a fee equal to the cost of providing such services plus a specified percentage above Advantage's cost. The total amount paid to Advantage under this arrangement in fiscal 2003 was $1,224,131 (see Note 23).

Note 11—Accounts Payable and Accrued Expenses

        Accounts payable consist of the following as of September 30:

	2003	2002
Accounts payable	$2,743,971	$2,144,573
Accrued compensation	105,480	383,545
Accrued workers' compensation expense	786,773	768,739
Workers' compensation claims reserve	495,794	365,131
Accrued interest	241,883	161,547
Contingent portion of acquisition purchase price (see Note 2)	244,000	—
Accrued other	169,503	117,812

	$4,787,404	$3,941,347

Note 12—Income Taxes

        Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities follow:

	2003	2002
Current assets and liabilities
Allowance for doubtful accounts	$693,000	$697,000
Valuation allowance	(693,000)	(697,000)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities
Net operating loss carryforward	$7,327,000	$4,572,000
Intangibles	394,000	—
Valuation allowance	(7,327,000)	(4,572,000)

Net non-current deferred tax asset	$—	$—

        The change in valuation allowance was an increase of $2,751,000, $2,355,000 and $2,316,000 for the years ended September 30, 2003, 2002, and 2001, respectively.

	2003	2002	2001
Income taxes (benefit) is comprised of:
Current	$—	$—	$—
Deferred	(2,751,000)	(2,355,000)	(1,976,000)
Change in valuation allowance	2,751,000	2,355,000	2,316,000

	$—	$—	$340,000

        At September 30, 2003, the Company has available the following federal net operating loss carryforwards for tax purposes:

Expiration Date Year Ending September 30,
2012	$122,000
2018	1,491,000
2019	392,000
2021	4,860,000
2022	4,407,000
2023	6,060,000

        The utilization of the net operating loss carryforwards may be limited due to changes in control.

        The effective tax rate on net earnings (loss) varies from the statutory federal income tax rate for periods ended September 30, 2003, 2002 and 2001.

	2003	2002	2001
Statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes net	(6.0)	(6.0)	(6.0)
Other differences, net	—	—	(0.4)
Valuation allowance	40.0	40.0	40.4
Benefit from net operating loss carryforwards	—	—	—

	—%	—%	—%

Note 13—Convertible Debt

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

        Deferred finance costs incurred in connection with the issuance of the debentures aggregated approximately $100,000 and $738,000 in the years ended September 30, 2002 and 2001, respectively, and was being amortized over the five year term of the debentures. Included in the $738,000 is $88,000 for 50,000 five-year, $5.00 warrants and 100,000 five-year, $7.50 warrants issued as finders' fees. In addition, the Company paid approximately $80,000 and $280,000 in the years ended September 30, 2002 and 2001, respectively, in exchange for extending the earliest conversion date and the maturity date by an additional 120 days on approximately $592,000 and $1,048,500 of debentures, respectively. These amounts were charged to deferred finance costs and were being amortized over 120 days. Included in interest expense for the years ended September 30, 2002 and 2001 is approximately

$290,000 and $146,000, respectively, for amortization of deferred finance costs in connection with the debentures.

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

        During the year ended September 30, 2002, $970,593 of debentures were converted into 2,537,479 shares of common stock at prices ranging from $.30 to $.60 per share. During the year ended September 30, 2001, $542,500 of debentures were converted into 628,060 shares of common stock at prices ranging from $.85 to $.90 per share. The Company issued 108,666 shares of treasury stock to a debenture holder in connection with a conversion during the year ended September 30, 2001.

        In March 2002, the Company entered into an agreement with the holder (the "Debenture Holder") of all but $40,000 of the outstanding debentures pursuant to which it issued to the Debenture Holder 231,300 shares of Series B Convertible Preferred Stock (see Note 14) in exchange for (i) $456,499 aggregate principal amount of debentures, (ii) the cancellation of a $400,000 promissory note issued by the Company to the Debenture Holder in January 2002, and (iii) $300,000 in cash. As a result, only $40,000 of Debentures remains outstanding at September 30, 2002 and 2003.

Note 14—Preferred Stock

  a. Series A

        In August 2001, the Company issued 1,458,933 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") in connection with transactions with Artisan (see Note 4).

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

        At the Company's Annual Meeting of Stockholders held on March 28, 2002, the stockholders approved the issuance by the Company of the full number of shares of Common Stock, which may be issued by the Company in connection with the conversion of the Series A Preferred Stock. Accordingly, the Company's obligation to redeem a portion of the outstanding shares of Series A Preferred Stock, if such approval was not obtained, was terminated and the Series A Preferred Stock was reclassified to permanent equity and is included in Stockholders' equity at September 30, 2002. Pursuant to SFAS No. 150, the current value of the Series A Preferred Stock, including accrued dividends, is classified as a liability at September 30, 2003.

        In July 2003, the Company entered into an agreement with Artisan pursuant to which the Company has agreed to redeem the aggregate 1,458,933 shares of its Series A Preferred Stock owned by Artisan.com and Cater Barnard (USA) plc, an affiliate of Artisan. These shares represent all of the shares of Series A Preferred Stock currently outstanding. The obligation to redeem the Series A Preferred Stock is contingent upon the Company's sale of not less than $4,000,000 of units consisting of one share of common stock and one common stock warrant ("Units") in a proposed "best-efforts" public offering of securities (the "Offering"). If the Company sells at least $4,000,000 of Units in the Offering, it will be obligated to pay $500,000 to Artisan within 15 days after the $4,000,000 of Units are sold. In addition, the Company will be obligated to pay Artisan an additional $250,000 by January 31, 2005 or, at the Company's option, issue to Artisan shares of the Company's common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for the 30 trading days preceding January 31, 2005. If the Company fails to make the $250,000 payment in cash or stock, it will be required to pay Artisan $300,000 in cash, plus interest calculated on a daily basis at a rate of 18% from the date of the default to the date the default is cured. The Company has also agreed to issue to Artisan a number of shares of the Company's common stock which will represent 5.5% of its outstanding common stock, subject to certain adjustments, upon completion of the sale of $4,000,000 million of units of common stock so that the total number of shares of common stock issued to Artisan will equal 5.5% of the Company's common stock after giving effect to the assumed exercise of all warrants and options that then have exercise prices equal to or less than the then current market price of the Company's common stock and the conversion of all convertible securities that then have conversion prices equal to or less than the then current market price of the Company's common stock.

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

        In July 2002, the remaining 172,300 shares of Series B Preferred Stock (including the 32,000 shares held by a company owned by the Chief Executive Officer of the Company) were exchanged for 8,615 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock").

  c. Series E

        In July 2002, the Company sold 7,650 shares of newly created Series E Preferred Stock in a private placement for $765,000 in cash and issued an additional 8,615 shares of Series E Preferred Stock in exchange for all of the outstanding shares of Series B Preferred Stock, which had an aggregate stated value of $861,500. In addition, $41,790 of dividends and penalties, which had accrued on the Series B Preferred Stock prior to the exchange were exchanged for 418 shares of Series E Preferred Stock.

        In July 2003, the Company sold 14,362 shares of Series E Preferred Stock in private placements for $1,436,250 in cash. Also, in July 2003, the Company entered into an agreement with the holder of the Series H Convertible Preferred Stock (the "Series H Preferred Stock") pursuant to which the 5,000 shares of Series H Preferred Stock plus accrued dividends of $8,750 were exchanged for 5,087 shares of Series E Preferred Stock.

        On July 30, 2003, the Company and the Series E holders entered into a letter agreement (the "Compromise Agreement") to compromise certain disputed penalties arising out the of Company's alleged failure to timely cause the suspension of the effectiveness of the Company's Form S-1 Registration Statement, filed with the SEC on behalf of the Series E holders to terminate at the earliest possible date. Pursuant to the terms of the Compromise Agreement, while the Company does not admit that it failed to fulfill its contractual obligations to the Series E shareholders, in the interest of amicably resolving this matter, the Company issued an additional 4,477 shares of Series E Preferred Stock to the Series E shareholders.

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

        During the year ended September 30, 2003, holders of Series E Preferred Stock converted 7,352 shares into 5,922,471 shares of Common Stock at conversion prices between $.075 and $.2475.

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

        During the year ended September 30, 2003, the Company's Chief Executive Officer converted 2,000 shares of the Series F Preferred Stock into 2,000,000 shares of Common Stock.

  e. Series H

        In September 2002, the Company sold 5,000 shares of the newly created Series H Preferred Stock in a private placement for $500,000 in cash.

        The Series H Preferred Stock was convertible into Common Stock at a conversion price (the "Series H Conversion Price") equal to the lower of $.20 per share or the average market price of the Common Stock for the five trading days immediately preceding the conversion date. The number of shares issuable upon conversion was determinable by multiplying the number of shares of Series H Preferred Stock to be converted by $100 and dividing the result by the Series H Conversion Price then in effect.

        Holders of Series H Preferred Stock did not have any voting rights, except as required by law.

        In July 2003, the 5,000 shares of the Series H Preferred Stock, plus accrued dividends of $8,750 were exchanged for 5,087 shares of Series E Preferred Stock.

Note 15—Other Charges

  Year ended September 30, 2003:

        During the period May 1, 2001 through May 20, 2002, the Company maintained workers' compensation insurance with an insurance company, with a deductible of $150,000 per incident. The Company had established reserves based upon its evaluation of the status of claims still open in conjunction with claims reserve information provided to the Company by the insurance company. The Company believes that the insurance company has paid and reserved claims in excess of what should have been paid or reserved. Although the Company believes it can recover some of the amounts already paid, this can only be pursued through litigation against the insurance company. Since there is no assurance the Company will prevail, the Company recorded $1,186,000 of additional payments made and reserves in the year ended September 30, 2003. $433,000 of such amount is included in discontinued operations.

  Year ended September 30, 2002:

        Included in "Other Charges" are costs incurred in connection with financing not obtained ($75,066), penalties associated with the Series B Preferred Stock ($28,160), and the fair value of shares issued to Source One in connection with a forbearance agreement ($37,500) (see Note 2).

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

        In September 2001, the Company placed 1,500,000 of unregistered shares of its common stock into an escrow account in anticipation of receiving a loan, which was to be collateralized by the shares of common stock. The loan transaction was never consummated, but in October 2001 the shares were illegally transferred out of the escrow account by a third party to a foreign jurisdiction. Subsequent thereto, all but 89,600 shares were returned to the Company and cancelled. The Company, which made several attempts to recover the shares, recorded a $59,000 charge to operations in the year ended September 30, 2001, representing the market value of the shares not returned. The 89,600 shares were recorded as issued shares in the year ended September 30, 2002 and $59,000 was credited to stockholders' equity. The Company has not pursued litigation to attempt to recover the remaining 89,600 shares, due to the prohibitive costs of retaining counsel and instituting an action in a foreign jurisdiction.

Note 16—Commitments and Contingencies

  Office Leases

        The Company leases offices and equipment under various leases expiring through 2007. Monthly payments under these leases are $52,000.

        The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of September 30, 2003.

For the Years Ending September 30,
2004	$547,000
2005	295,000
2006	185,000
2007	169,000

        Rent expense was $910,000, $801,000 and $697,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

  Other

        From time to time, the Company is involved in litigation incidental to its business including employment practices claims. There is currently no litigation that management believes will have a material impact on the Company's financial position.

Note 17—Temporary Equity (Put Options Liability)

        Temporary equity-put options consist of the following as of September 30, 2003 and 2002:

Put options on 400,000 shares of the Company's Common Stock issued in connection with the acquisition of Source One (see Note 2)	$800,000
Put options on 20,000 shares of the Company's Common Stock issued in connection with a loan payable (see Note 9)	23,000

$823,000

        Pursuant to SFAS No. 150, the put options are classified as a liability at September 30, 2003. Prior thereto, they were presented between liabilities and stockholders' equity.

        On July 29, 2003, the Company received written notification from Source One that it was exercising its option which requires the Company to buy back 400,000 shares of its Common Stock at $2 per share. The Company had thirty days from the receipt of the notification, unless otherwise agreed to in writing, to pay the $800,000. The Company is attempting to negotiate an arrangement, which would permit the Company to pay this amount over an extended period of time or upon receipt of financing. No assurance can be given that Source One will agree to such an agreement.

Note 18—Stock Options and Warrants

        The Company currently has in place four stock option plans, the 1999 Equity Incentive Plan ("1999 Plan"), the 2000 Equity Incentive Plan ("2000 Plan"), the 2001 Equity Incentive Plan ("2001 Plan"), and the 2002 Equity Incentive Plan ("2002 Plan") (collectively the "Equity Incentive Plans" or the "Plans"). The terms of these Plans are substantially similar. The aggregate number of shares reserved for issuance under each of the Plans and the shares issued and vested as September 30, 2003 are, respectively, as follows:

500,000 shares authorized, 190,478 issued, 159,228 vested	—	1999 Plan
500,000 shares authorized, 270,000 issued, 210,000 vested	—	2000 Plan
1,000,000 shares authorized, 800,000 issued, 800,000 vested	—	2001 Plan
5,000,000 shares authorized, 4,234,000 issued, 4,202,000 vested	—	2002 Plan

        In addition, in 2000, the Company issued to the Chief Executive Officer of the Company, options to acquire 1,000,000 shares at $6.00 per share. These options have a ten-year term and are exercisable at the earlier of five years or when the Company achieves earnings of $1.00 per share in a fiscal year. These options will be forfeited if the Chief Executive Officer leaves the employment of the Company.

        The Company has also issued 1,270,000 under option agreements with officers of the Company.

        A summary of the Company's stock option activity and related information for the years ended September 30 follows:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2000	1,987,205	$5.01
Granted	1,900,000	2.05
Canceled	(279,464)	4.08
Exercised	—	—

Outstanding at September 30, 2001	3,607,741	3.52
Granted	3,659,000.66
Canceled	(1,010,392)	2.49
Exercised	—	—

Outstanding at September 30, 2002	6,256,349	$2.01
Granted	1,788,460.23
Canceled	(280,331)	1.30
Exercised	—	—

Outstanding at September 30, 2003	7,764,478	$1.63

Exercisable at September 30, 2003	6,641,228	$.92

        The exercise prices range from $.23 to $6.00 per share.

        The weighted-average fair value of options granted was $.19, $.37 and $1.40 in the years ended September 30, 2003, 2002 and 2001, respectively.

        Following is a summary of the status of stock options outstanding at September 30, 2003:

Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$.23	1,758,460	9.5 years	$.23	1,758,460	$.23
.65	3,134,000	8.5 years	.65	3,134,000.65
.75	20,000	8.4 years	.75	4,000.75
1.00	20,000	8.0 years	1.00	4,000	1.00
1.10	1,300,000	7.5 years	1.10	1,300,000	1.10
3.00	110,000	3.9 years	3.00	110,000	3.00
5.625	397,500	6.8 years	5.625	306,250	5.625
6.00	1,024,518	6.5 years	6.00	24,518	6.00

	7,764,478			6,641,228

        The Company has issued the following warrants:

Number of Warrants	Price Per Share	Expiring In
130,000	$8.70	2004
66,667	7.50	2004
65,000	4.00	2005
10,000	5.00	2005
20,000	6.00	2005
26,667	0.75	2006
50,000	5.00	2006
100,000	7.50	2006
200,000	1.00	2007
30,000	5.00	2007
75,000	0.3510	2006

        The Company issued 130,000 of the warrants to its underwriters in connection with the Company's Initial Public Offering and 485,000 warrants to investors and consultants in connection with private placements. The balance of the warrants has been issued in exchange for services rendered to the Company.

        A summary of the Company's warrant activity and related information for the years ended September 30 follows:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2000	291,667	$7.07
Granted	166,667	5.27
Canceled	—	—
Exercised	—	—

Outstanding at September 30, 2001	458,334	6.50
Granted	240,000	1.52
Canceled	—	—
Exercised	—	—

Outstanding at September 30, 2002	698,334	$4.91
Granted	75,000.35
Canceled	—	—
Exercised	—	—

Outstanding at September 30, 2003	773,334	$4.47

        The exercise prices range from $.35 to $8.70 per share.

        The weighted-average fair value of warrants granted was $.26, $.29 and $.59 in the years ended September 30, 2003, 2002 and 2000, respectively.

Note 19—Major Customers

        The Company had no customers who accounted for more than 10% of total revenues for the years ended September 30, 2003, 2002 and 2001. Major customers are those who account for more than 10% of total revenues.

Note 20—Retirement Plans

        The Company maintains two 401(k) savings plans for its employees. The terms of the plan define qualified participants as those with at least three months of service. Employee contributions are discretionary up to a maximum of 15% of compensation. The Company can match up to 20% of the employees' first 5% contributions. The Company's 401(k) expense for the years ended September 30, 2003, 2002 and 2001 was $-0-, $8,000 and $50,000, respectively.

Note 21—Private Placements

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

        For the years ended September 30, 2002 and 2001, private placements resulted in the issuance of 277,724 and 1,449,666 shares of common stock, respectively (see Notes 4, 10 and 14).

        In the year ended September 30, 2001, the Company issued 1,458,933 shares of Series A Preferred Stock. (see Note 4) Additionally, for the years ended September 30, 2003 and September 30, 2002, private placements and exchanges resulted in the issuance of 263,300 and -0- shares of Series B Preferred Stock, 16,683 and 18,839 shares of Series E Preferred Stock, 10,000 and 0 shares of Series F Preferred Stock, and 5,000 and -0- shares of Series H Preferred Stock, respectively (see Note 14).

Note 22—Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended September 30, 2003:
Revenues from continuing operations	$14,611,085	$19,056,373	$21,547,937	$21,382,814
Gross profit from continuing operations	2,486,814	2,706,150	3,104,788	3,108,026
Net earnings (loss) from discontinued operations	40,809	(459,026)	(344,879)	(580,891)
Net (loss) from continuing operations	(1,097,308)	(1,777,332)	(1,124,577)	(2,063,789)
Net (loss) attributable to common stockholders	(1,056,499)	(2,236,358)	(1,469,456)	(2,644,680)
Basic earnings (loss) per share attributable to common stockholders:	—	(.03)	(.02)	(.11)
Continuing operations	(.07)	(.10)	(.06)	(.03)
Discontinued operations	(.07)	(.13)	(.08)	(.14)
Total
Diluted earnings (loss) per share attributable to common stockholders:	—	(.03)	(.02)	(.11)
Continuing operations	(.07)	(.10)	(.06)	(.03)
Discontinued operations	(.07)	(.13)	(.08)	(.14)
Total

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended September 30, 2002:
Revenues from continuing operations	$8,033,201	$11,814,283	$12,411,463	$13,600,854
Gross profit from continuing operations	1,768,993	1,989,244	2,080,388	2,396,460
Net earnings (loss) from discontinued operations	149,958	1,341,988	(412,789)	(380,109)
Net (loss) from continuing operations	(934,635)	(1113,432)	(4,240,073)	(1,839,303)
Net (loss) attributable to common stockholders	(784,677)	228,556	(4,652,862)	(2,219,412)
Basic earnings (loss) per share attributable to common stockholders:
Continuing operations	(.10)	(.11)	(.37)	(.16)
Discontinued operations	.02	.13	(.03)	(.03)
Total	(.08)	.02	(.40)	(.19)
Diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	(.10)	(.11)	(.37)	(.16)
Discontinued operations	.02	.13	(.03)	(.03)
Total	(.08)	.02	(.40)	(.19)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended September 30, 2001:
Revenues from continuing operations	$9,871,007	$6,349,223	$5,774,764	$7,279,047
Gross profit from continuing operations	2,811,290	1,522,197	1,287,237	1,500,999
Net earnings (loss) from discontinued operations	160,570	(107,470)	(41,848)	82,063
Net earnings (loss) from continuing operations	152,929	(2,045,178)	(1,482,660)	(2,628,863)
Net earnings (loss) attributable to common stockholders	313,499	(2,152,648)	(1,524,508)	(2,546,800)
Basic earnings (loss) per share attributable to common stockholders:
Continuing operations	.02	(.36)	(.26)	(.37)
Discontinued operations	.03	(.02)	—	.01
Total	.05	(.38)	(.26)	(.36)
Diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	.02	(.36)	(.26)	(.37)
Discontinued operations	.03	(.02)	—	.01
Total	.05	(.38)	(.26)	(.36)

Note 23—Subsequent Events

  a.
  In November 2003, holders of an aggregate of 1,718,460 common stock options, with exercise prices ranging from $1.10 to $6.00, voluntarily canceled such options in consideration for the potential benefit that would inure to such holders as shareholders, by way of the elimination of the potential dilution represented by the options being canceled.

  b.
  On November 20, 2003, the Company's Chief Executive Officer converted 2,000 shares of Series F Preferred Stock into 2,000,000 shares of common stock.

  c.
  On December 11, 2003, holders of Series E Preferred Stock converted 2,150 shares into 1,853,448 shares of common stock at a conversion price of $.116.

  d.
  In November 2003, the Company agreed to pay Advantage $20,000 per month until it has paid $225,000 owed to Advantage in connection with services provided to the Company (see Note 10). The Company's obligation to pay this amount is secured by a warrant to purchase 2,000,000 shares of the Company's common stock. The warrant, which is exercisable only if the Company defaults on its payment obligations to Advantage, has an exercise price equal to the lower of $.15 per share or 75% of the then current market price of the common stock.

Stratus Services Group, Inc.

Schedule II—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at beginning of period	Charged to bad debt expense(3)	Other(1)	Deductions (Write-offs of bad debts)	Balance at end of period
September 30:
2003	$1,742,000	$875,000	$	$(884,000)	$1,733,000
2002	551,000	1,650,000	—	(459,000)	1,742,000
2001	255,000	661,000	30,000	(395,000)	551,000
Allowance for Recourse Obligation	Balance at beginning of period	Charged to bad debt expense	Other(1)	Deductions (Write-offs of bad debts)	Balance at end of period
September 30:
2003	$—	$—	$—	$—	$—
2002	—	—	—	—	—
2001	30,000	—	(30,000)	—	—
Allowance for Investment in Related Party	Balance at beginning of period	Charged to bad debt expense	Other	Deductions (Write-offs of bad debts)	Balance at end of period
September 30:
2003	$—	$—	$—	$—	$—
2002	—	—	—	—	—
2001	663,000	—	—	(663,000)	—
Valuation Allowance for Deferred Taxes	Balance at beginning of period	Charged to costs and expenses(2)	Other	Deductions	Balance at end of period
September 30:
2003	$5,269,000	$2,353,000	$—	$—	$7,622,000
2002	2,914,000	2,355,000	—	—	5,269,000
2001	598,000	2,316,000	—	—	2,914,000

(1)
Transfers between valuation accounts.

(2)
Reflects the increase (decrease) in the valuation allowance associated with net operating losses of the Company.

(3)
Includes $100,000 and $244,000 charged to discontinued operations in the year ended September 30, 2003 and 2002, respectively.

QuickLinks

Table of Contents
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(c) OF THE EXCHANGE ACT.
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
STRATUS SERVICES GROUP, INC. INDEX TO FINANCIAL STATEMENTS As of September 30, 2003 and 2002 and for the Years Ended September 30, 2003, 2002 and 2001
STRATUS SERVICES GROUP, INC. Balance Sheets
STRATUS SERVICES GROUP, INC. Statements of Operations
STRATUS SERVICES GROUP, INC. Statements of Cash Flows
STRATUS SERVICES GROUP, INC. Statement of Stockholders' Equity (Deficiency)
STRATUS SERVICES GROUP, INC. Statement of Stockholders' Equity (Deficiency)
STRATUS SERVICES GROUP, INC. Statement of Stockholders' Equity (Deficiency)
STRATUS SERVICES GROUP, INC. Statement of Stockholders' Equity (Deficiency)
STRATUS SERVICES GROUP, INC. Statement of Stockholders' Equity (Deficiency)
STRATUS SERVICES GROUP, INC. Statement of Stockholders' Equity (Deficiency)
STRATUS SERVICES GROUP, INC. Statements of Comprehensive Income
STRATUS SERVICES GROUP, INC. Notes to Financial Statements
Stratus Services Group, Inc. Schedule II—Valuation and Qualifying Accounts