Form 10-Q
period 2003-12-31
STRATUS SERVICES GROUP INC
filed 2004-02-17
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒                 No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act).  Yes ☐                 No ☒

As of February 13, 2004, 23,648,576 shares of the Registrant’s common stock were outstanding.

STRATUS SERVICES GROUP, INC.

Condensed Balance Sheets

	December 31, 2003	September 30, 2003
	(Unaudited)
Assets
Current assets
Cash	$185,129	$53,753
Accounts receivable–less allowance for doubtful accounts of $1,737,000 and $1,733,000	12,336,854	12,833,749
Unbilled receivables	1,218,469	671,271
Notes receivable (current portion)	25,541	25,240
Prepaid insurance	1,826,650	2,271,715
Prepaid expenses and other current assets	213,764	277,262
	15,806,407	16,132,990

Notes receivable (net of current portion)	89,258	95,166
Note receivable – related party	128,071	128,000
Property and equipment, net of accumulated depreciation	844,977	937,718
Intangible assets, net of accumulated amortization	1,391,268	1,501,509
Goodwill	5,816,353	5,816,353
Deferred registration costs	441,746	374,365
Other assets	157,319	164,380
	$24,675,399	$25,150,551

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable (current portion)	$564,156	$737,514
Loans payable – related parties	458,004	503,377
Notes payable – acquisitions (current portion)	691,382	657,224
Line of credit	8,933,746	8,312,275
Cash overdraft	349,179	699,057
Insurance obligation payable	25,034	97,506
Accounts payable and accrued expenses	4,690,240	4,787,404
Accrued payroll and taxes	2,093,408	2,473,596
Payroll taxes payable	4,973,247	5,021,411
Put options liability	823,000	823,000
	23,601,396	24,112,324

Loans payable (net of current portion)	26,652	37,890
Notes payable – acquisitions (net of current portion)	1,899,157	2,065,280
Convertible debt	40,000	40,000
Series A voting redeemable convertible preferred stock, $.01 par value, 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $728,346 and $671,752)	3,941,346	3,809,752
	29,508,551	30,065,216
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series E non-voting convertible preferred stock, $.01 par value, 38,107 and 40,257 shares issued and outstanding, liquidation preference of $3,810,835 (including unpaid dividends of $120,436 and $60,295)	3,931,271	4,0180,130

Series F voting convertible preferred stock, $.01 par value, 6,000 and 8,000 shares issued and outstanding, liquidation preference of $600,000 (including unpaid dividends of $40,500 and $28,000)	640,500	828,000
Common stock, $.01 par value, 100,000,000 shares authorized; 23,648,486 and 19,795,038 shares issued and outstanding	236,485	197,950
Additional paid-in capital	12,032,767	11,728,943
Accumulated deficit	(21,674,175)	(21,755,718)
Total stockholders’ equity (deficiency)	(4,833,152)	(4,914,695)
	$24,675,399	$25,150,551

See notes to condensed financial statements

STRATUS SERVICES GROUP, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2003	2002
		(Restated)

Revenues	$23,886,064	$14,611,085

Cost of revenues	20,353,942	12,124,271

Gross Profit	3,532,122	2,486,814

Selling, general and administrative expenses	3,006,949	2,787,252

Operating income (loss) from continuing operations	525,173	(300,438)

Other income (expenses)
Interest and financing costs	(453,194)	(437,063)
Other income	9,564	6,287
	(443,630)	(430,776)
Earnings (loss) from continuing operations	81,543	(731,214)

Discontinued operations – earnings from discontinued operations	—	40,809

Net earnings (loss)	81,543	(690,405)
Dividends and accretion on preferred stock	(72,641)	(366,094)

Net earnings (loss) attributable to common stockholders	$8,902	$(1,056,499)

Net earnings (loss) per share attributable to common stockholders
Basic:
Earnings (loss) from continuing operations	$—	$(.07)
Earnings from discontinued operations	—	—
Net (loss)	$—	$(.07)

Diluted:
(Loss) from continuing operations	$—	$(.07)
Earnings from discontinued operations	—	—
Net (loss)	$—	$(.07)

Weighted average shares outstanding per common share
Basic	21,089,266	14,337,271
Diluted	21,144,193	14,337,271

See notes to condensed financial statements

STRATUS SERVICES GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2003	2002
		(Restated)
Cash flows from operating activities
Net earnings (loss) from continuing operations	$81,543	$(731,214)
Net earnings from discontinued operations	—	40,809
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	103,429	138,879
Amortization	110,311	74,412
Provision for doubtful accounts	—	25,000
Deferred financing costs amortization	402	402
Accrued interest	19,182	(20,588)
Imputed interest	21,313	7,633
Dividends and accretion on preferred stock	131,584	—
Changes in operating assets and liabilities
Accounts receivable	(50,303)	(916,710)
Prepaid insurance	445,065	(136,050)
Prepaid expenses and other current assets	63,498	3,779
Other assets	6,659	(27,010)
Insurance obligation payable	(72,472)	(115,732)
Accrued payroll and taxes	(380,188)	259,995
Payroll taxes payable	(48,164)	(453,759)
Accounts payable and accrued expenses	(116,346)	507,544
Total adjustments	233,980	(652,205)
	315,523	(1,342,610)
Cash flows (used in) investing activities
Purchase of property and equipment	(10,688)	(134,346)
Collection of notes receivable	5,536	—
Payments for business acquisitions	—	(38,000)
	(5,152)	(172,346)
Cash flows from financing activities
Payments of registration costs	(67,381)	—
Proceeds from loans payable	5,000	680,000
Payments of loans payable	(234,929)	(62,641)
Payments of notes payable – acquisitions	(153,278)	(182,823)
Net proceeds from line of credit	621,471	1,015,747
Cash overdraft	(349,878)	(66,853)
Dividends paid	—	(17,500)
	(178,995)	1,365,930
Net change in cash	131,376	(149,026)
Cash – beginning	53,753	162,646
Cash – ending	$185,129	$13,620
Supplemental disclosure of cash paid
Interest	$320,418	$519,499
Schedule of Noncash Investing and Financing Activities
Fair value of assets acquired	$—	$1,242,875
Less: cash paid	—	(153,000)
Liabilities assumed	$—	$1,089,875

Issuance of common stock upon conversion of convertible preferred stock	$415,000	$511,000
Issuance of common stock in exchange for accounts payable and accrued expenses	$—	$37,500
Cumulative dividends and accretion on preferred stock	$72,641	$384,594

See notes to condensed financial statements

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

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The following summarizes revenues:

	Three Months Ended December 31,
	2003	2002
		(Restated)

Staffing	$23,847,530	$14,368,008

Payrolling	38,534	243,077
	$23,886,064	$14,611,085

Unlike traditional staffing services, under a payrolling arrangement, the Company’s customer recruits and identifies individuals for the Company to hire to provide services to the customer.  The Company becomes the statutory employer although the customer maintains substantially all control over those employees.  Accordingly, Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” requires that the Company does not reflect the direct payroll costs paid to such employees in revenues and cost of revenue.

NOTE 2 – LIQUIDITY

At December 31, 2003, the Company had limited liquid resources.  Current liabilities were $23,601,396 and current assets were $15,806,407.  The difference of $7,794,989 is a working capital deficit, which is primarily the result of losses incurred during the years ended September 30, 2003, 2002 and 2001.  Current liabilities include a cash overdraft of $349,179, which is represented by outstanding checks.  These conditions raise substantial doubts about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 3 – EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.  Dilutive shares were -0- and -0- for the three months ended December 31, 2003 and 2002 respectively.

NOTE 4 – INTANGIBLE ASSETS

We completed our annual impairment review of goodwill during the first quarter of fiscal 2004 and determined that no impairment change was required.

As of December 31, 2003 and September 30, 2003, intangible assets consisted of the following:

	December 31, 2003	September 30, 2003

Covenant-not-to-compete	$230,480	$230,480
Customer list	1,957,709	1,957,709
	2,188,189	2,188,189
Less: accumulated amortization	(796,921)	(686,610)
	$1,391,268	$1,501,579

Estimated amortization expense for each of the next five years is as follows:

For the Year Ending December 31,

2004	$412,000
2005	330,000
2006	156,000
2007	155,000
2008	152,000

NOTE 5 – LINE OF CREDIT

The Company has a loan and security agreement (the “Loan Agreement”) with a lending institution whereby the Company can borrow up to 85% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company’s tangible net worth (as defined).  Until December 2002, borrowings under the Loan Agreement bore interest at

1 1/2% above the prime rate (see below) and are collateralized by substantially all of the Company’s assets.  The Loan Agreement expires on June 12, 2004.

At December 31, 2003, the Company was in violation of the following covenants under the Loan Agreement:

(i)                                     Failing to meet the tangible net worth requirement, and;

(ii)                                  The Company’s Common Stock being delisted from the Nasdaq SmallCap Market

The Company has received a waiver from the lender on the above violations and, in December 2002, entered into a modification of the Loan Agreement.  The modification provided that borrowings under the Loan Agreement would bear interest at 1 ¾% above the prime rate, as long as the Company is in violation of any of the covenants under the Agreement.

Effective April 10, 2003, the Company entered into another modification of the Loan Agreement which provides that borrowings under the Loan Agreement bear interest at 3% above the prime rate.  The prime rate at December 31, 2003 was 4%.

NOTE 6 – PREFERRED STOCK

a.                                      Series A

The shares of Series A Preferred Stock have a stated value of $3.00 per share.  The difference between the carrying value and redemption value of the Series A Preferred Stock was being accreted through a charge to additional paid-in-capital through September 30, 2003, since prior to September 30, 2003, the current value of the Series A Preferred Stock, including accrued dividends, had been included in stockholders’ equity.  Pursuant to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the current value of the Series A Preferred Stock, including accrued dividends was classified as a liability at September 30, 2003.  Accordingly, subsequent to September 30, 2003, the difference between the carrying value and redemption value of the Series A Preferred Stock is being accreted through a charge to interest expense through the June 30, 2008 redemption date.

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

In July 2003, the Company entered into an agreement with Artisan (UK) plc (“Artisan”) pursuant to which the Company has agreed to redeem the aggregate 1,458,933 shares of its Series A Preferred Stock owned by Artisan.com and Cater Barnard (USA) plc, an affiliate of Artisan.  These shares represent all of the shares of Series A Preferred Stock currently outstanding.  The obligation to redeem the Series A Preferred Stock is contingent upon the Company’s sale of not less than $4,000,000 of units consisting of one share of common stock and one common stock warrant (“Units”) in a proposed “best-efforts” public offering of securities (the “Offering”).  If the Company sells at least $4,000,000 of Units in the Offering, it will be obligated to pay $500,000 to Artisan within 15 days after the $4,000,000 of Units are sold.  In addition, the Company will be obligated to pay Artisan an additional $250,000 by January 31, 2005 or, at the Company’s option, issue to Artisan shares of the Company’s common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for the 30 trading days preceding January 31, 2005.  If the Company fails to make the $250,000 payment in cash or stock, it will be required to pay Artisan $300,000 in cash, plus interest calculated on a daily basis at a rate of 18% from the date of the default to the date the default is cured.  The Company has also agreed to issue to Artisan a number of shares of the Company’s common stock which will represent 5.5% of its outstanding common stock, subject to certain adjustments, upon completion of the sale of $4,000,000 million of units of common stock so that the total number of shares of common stock issued to Artisan will equal 5.5% of the Company’s common stock after giving effect to the assumed exercise of all warrants and options that then have exercise prices equal to or less than the then current price of the Company’s common stock and the conversion of all convertible securities that then have conversion prices equal to or less than the then current market price of the Company’s common stock.

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

During the three months ended December 31, 2003, holders of Series E Preferred Stock converted 2,150 shares into 1,853,448 shares of common stock at a conversion price of $.116.  During the three months ended December 31, 2002, holders of Series E Preferred Stock converted 5,205 shares into 4,486,911 shares of Common Stock at conversion prices between $.108 and $.1365.

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

During the three months ended December 31, 2003, the Company’s Chief Executive Officer converted 2,000 shares of the Series F Preferred Stock into 2,000,000 of common stock.

NOTE 7 – STOCK – BASED COMPENSATION

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

	Three Months Ended
	2003	2002

Net earnings (loss) from continuing operations attributable to common stockholders, as reported	$8,902	$(1,097,308)

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(208,700)	(591,330)

Pro forma net (loss) from continuing operations attributable to common stockholders	$(199,798)	$(1,688,638)

Earnings (loss) from continuing operations per common share attributable to common stockholders:
Basic – as reported	$—	$(.07)
Basic – pro forma	$(.01)	$(.12)

Diluted – as reported	$—	$(.07)
Diluted – pro forma	$(.01)	$(.12)

NOTE 8 – ACQUISITION

Effective as of December 1, 2002, (the “Effective Date”), the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services (“Elite”), a California corporation.  The Elite branches provide temporary light industrial and clerical staffing in six business locations in California and Nevada.  The Company also took over Elite’s Downey, California office, from which Elite serviced no accounts but which it utilized as a corporate office.  The Company intends to continue to utilize the Downey office as a regional corporate facility.  The acquisition of Elite furthers the Company’s expansion into the California staffing market.  Pursuant to the terms of an Asset Purchase Agreement between the Company and Elite dated November 19, 2002 (the “Asset Purchase Agreement”), the purchase price payable at closing (the “Base Purchase Price”) for the assets was $1,264,000, all of which was represented by an unsecured promissory note.  In addition to the Base Purchase Price, Elite will also receive as a deferred purchase price, an amount equal to 10% of the annual “Gross Profits” as defined in the Asset Purchase Agreement of the acquired business between $2,500,000 and $3,200,000, and 15% of the annual Gross Profits of the acquired business in excess of $3,200,000 for a period of two years from the Effective Date.  In connection with the transaction, Elite, its President and other key management members entered into non-competition and non-solicitation agreements pursuant to which they agreed not to compete with the Company in the territories of the acquired business for periods ranging from twelve months to five years, and to not solicit the employees or customers of the acquired business for periods ranging from twelve months to five years.

For financial accounting purposes, interest on the note has been imputed at a rate of 11% per year.  Accordingly, the note and Base Purchase Price has been recorded at $845,875.  In accordance with SFAS No. 141, “Business Combinations” the contingent portion of the purchase price has been recognized as a liability to the extent that the net acquired assets exceed the purchase price.  Accordingly, $244,000 is included in “Accounts payable and accrued expenses” on the attached balance sheets as of December 31, 2003 and September 30, 2003.  There was an additional $176,644 of costs paid to third parties in connection with the acquisition.

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

The unaudited pro forma results of operations for the three months ended December 31, 2002 presented below assume that the acquisition had occurred at the beginning of fiscal 2003.  This information is presented for informational purposes only and includes certain adjustments such as amortization of intangibles resulting from the acquisitions and interest expense related to acquisition debt.

Revenues	$19,579,437
Net (loss) from continuing operations attributable to common stockholders	(1,031,340)

Net (loss) per share attributable to common stockholders
Basic	$(.07)
Diluted	$(.07)

NOTE 9 – DISCONTINUED OPERATIONS

Sale of Certain Branches

On March 9, 2003, the Company completed the sale of substantially all of the tangible and intangible assets, excluding accounts receivable, of its Colorado Springs, Colorado office.  Pursuant to the terms of an asset purchase agreement between the Company and US Temp Services, Inc. (“US Temps”) dated March 9, 2003, the purchase price for the purchased assets was $20,000 which was paid by a promissory note, which bears interest at the rate of 6% per year and is payable in monthly installments of $608 over a three year period.  The note is secured by a security interest on all of the purchased assets.

The purchase price for the assets acquired by US Temps was arrived at through arms-length negotiations between the parties and resulted in a gain on sale of $13,958.

On August 22, 2003, the Company completed the sale, effective as of August 18, 2003 (the “ALS Effective Date” of substantially all of the tangible and intangible assets, excluding accounts receivable, of its Miami Springs, Florida office.  Pursuant to the terms of the Asset Purchase Agreement between the Company and ALS, LLC, a Florida limited liability company (“ALS”) dated August 22, 2003 (the “Purchase Agreement”), the purchase price for the purchased assets was $128,000, which was paid by a promissory note, which bears interest at the rate of 7% per year with payments over a 60 month period.  The amount of the monthly payments due under the note is greater of $10 per month or 20% of the monthly net profits generated by the staffing business originating from the purchased assets.  However, until such time as all outstanding amounts due and owing by the Company to ALS, as of the date of the Purchase Agreement in the amount of $289,635, ($261,042 at December 31, 2003), have been paid in full, these monthly payments shall be deducted from any and all amounts due from the Company to ALS (see Note 10).  The note is secured by a security interest in all of the purchased assets.

In connection with the transaction, ALS entered into a non-compete and non-solicitation agreement pursuant to which ALS agreed not to compete with the Company with respect to any of the Company’s other remaining offices for a period of 18 months.

The purchase price for the assets acquired by ALS was arrived at through negotiations with a related party purchaser and resulted in a gain on sale of $10,777.  The son of the Company’s President and Chief Executive Officer is a 50% member in ALS, LLC.

On September 10, 2003, the Company completed the sale, effective as of September 15,2003 (the “Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable, of five of its New Jersey offices to D/O Staffing LLC (“D/O”).  The offices sold are the following:  Elizabeth, New Jersey; New Brunswick, New Jersey; Paterson,

New Jersey; Perth Amboy, New Jersey and Trenton, New Jersey.  Pursuant to the terms of an asset purchase agreement between D/O and us dated September 10, 2003 (the D/O Purchase Agreement”), the base purchase price for the purchased assets was $1,250,000 payable as follows:

(i)                                     $1,150,000 payable in certified funds at the closing; and

(ii)                                  $100,000 payable in certified funds into escrow at the closing to be held in escrow by attorneys for the Buyer pursuant to the terms of an escrow agreement, to account for certain post-closing adjustments.

Additionally, the Company may be entitled to receive as a deferred purchase price (the “Bonus”), an amount equal to $125,000, if, for the one year period measured from the Effective Date, the purchased assets generate for D/O at least $18,000,000 in actual billings by client accounts serviced by the Company as of the Closing and transferred by the Company to D/O pursuant to the D/O Purchase Agreement.  The Bonus, if any, is payable by a promissory note, payable over 24 months and bearing interest at an interest rate of 6% a year.

The transaction resulted in a (loss) on sale of $(50,354).

On September 29, 2003, the Company completed the sale of substantially all of the tangible and intangible assets, excluding accounts receivable, of its Las Vegas, Nevada office.  Pursuant to the terms of an asset purchase agreement between the Company and US Temps dated September 29, 2003, the purchase price for the purchased assets was $105,000, all of which was paid by a promissory note, which bears interest at the rate of 6% per year and is payable in monthly installments of $2,030, over a five year period.  The note is secured by a security interest on al of the purchased assets.

The transaction resulted in a gain on sale of $4,599.

Revenues from the aforementioned certain branches were $5,413,935 for the three months ended December 31, 2002.

The statement of operations for the three months ended December 31, 2002, has been reclassified to reflect the operating results of the sold branches as discontinued operations.

NOTE 10 - RELATED PARTY TRANSACTIONS

Consulting Agreement

The son of the Chief Executive Officer of the Company (the (“CEO”) provides consulting services to the Company.  Consulting expense was $1,200 and $13,600 for the three months ended December 31, 2003 and 2002, respectively.

The Company has paid consulting fees to an entity whose stockholder is another son of the CEO of the Company.  Consulting fees amounted to $-0- and $24,000 for the three months ended December 31, 2003 and 2002, respectively.

Joint Venture

The Company provides information technology staffing services through a joint venture, Stratus Technology Services, LLC (“STS”), in which the Company has a 50% interest.  A son of the CEO of the Company has a majority interest in the other 50% venturer.  The Company’s (loss) from operations of STS of $(14,593) and $(2,969) for the three months ended December 31, 2003 and 2002, respectively, is included in other income (expense) in the statements of operations.

Summarized financial information of STS is not provided because the investment is not material.

Note Receivable

The $128,000 “Note Receivable - related party” as of December 31, 2003, is the amount due from ALS in connection with the sale of the Company’s Miami Springs, Florida office (see Note 9).  ALS is the holding company for Advantage Services Group, LLC (“Advantage”).

Cost of Revenues

In November 2003, the Company entered into agreements with Advantage, whereby Advantage is to provide payrolling services with respect to four of the Company’s accounts, at Advantage’s cost plus a fee ranging between 2% to 3%.  The Company has pledged the four accounts as security for its obligation under these agreements.  In addition, if the aggregate payroll of employees provided under these agreements does not equal at least $8 million by November 30, 2004, the

Company will be required to pay Advantage an amount equal to 8% of the shortfall.  Costs incurred under the agreements and a previous agreement was $1,663,879 and $606,534 in the three months ended December 31, 2003 and 2002, respectively.

In addition to the foregoing, in November 2003, the Company agreed to pay Advantage $5,000 per week until $225,000 owed to Advantage in connection with the previous agreement for payrolling services has been paid.  As of December 31, 2003, $15,000 has been paid under this agreement.  The obligation to pay this amount is secured by a warrant to purchase 2,000,000 shares of the Company’s common stock.  The warrant, which is exercisable only if the Company defaults on its payment obligations to Advantage, has an exercise price equal to the lower of $.15 per share or 75% of the then current market price of the common stock.

NOTE 11 - SUBSEQUENT EVENTS

a.                           Pursuant to certain registration rights granted to the holders of the Series E Preferred Stock, the Company is obligated to file a registration statement under the Securities Act of 1933 with respect to the shares of common stock issuable upon conversion of the Series E Preferred Stock.  The Company is obligated to pay penalties for each 120 day period that such registration statement has not been filed and declared effective.  As per agreement with the holders of the Series E Preferred Stock, the next penalty measurement date was extended until January 31, 2004.  In addition, the holders of the Series E Preferred Stock agreed that any penalty amounts due would be paid as additional shares of Series E Preferred Stock.

Since there was no registration statement filed by January 31, 2004, an additional 5,716 shares will be issued as payment of the $571,605 due to holders of the Series E Preferred Stock.

b.                          On February 13, 2004, the Company filed, with the Securities and Exchange Commission, a Form S-4 Registration Statement whereby the Company has offered to exchange each outstanding share of the Series E Preferred Stock for, at the election of the holder, common stock and common stock purchase warrants or Series I Preferred Stock (the “Exchange Offer”).

Pursuant to the terms of the Exchange Offer, the Company will exchange each share of Series E Preferred Stock, at the holder’s election, for either (i) 100 shares of common stock and 200 common stock purchase warrants for each $100 in liquidation preference and accrued dividends represented by the Series E Preferred Stock; or (ii) one share of Series I Preferred Stock having a stated value of $100 per share for each $100 in liquidation preference and accrued dividends represented by the Series E Preferred Stock.

Each warrant entitles its owner to purchase one share of common stock for $.95.  The warrants will be exercisable at any time during the period commencing one year after the closing of the Exchange Offer and for a period of three years thereafter, unless the Company has redeemed them.  The Company may redeem the warrants, at a redemption price of $.10 per warrant, upon thirty days prior written notice beginning one year after the closing of the Exchange Offer, once the closing bid price of the common stock has been at least $1.66 for 20 consecutive trading days.

The Company will be required to redeem each share of the Series I Preferred Stock for an amount equal to the stated value of $100 per share plus all accrued and unpaid dividends on the six month anniversary date of the issuance of the Series I Preferred Stock to the extent permitted by applicable law.  If the Company fails to redeem the Series I Preferred Stock, as required, each share of Series I Preferred Stock will thereafter be convertible, at the option of the holder, into 100 shares of common stock and 200 common stock purchase warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock at the time of conversion.

The Exchange Offer is subject to several conditions, the most significant being (i) the sale of at least $1 million of units in a public offering of units in the Offering (see Note 6); and (ii) the effectiveness of the registration statement regarding the Exchange Offer.

The Exchange Offer will remain open until March 17, 2004, but the Company has a right to extend the offering period.

The Company has not obtained, nor will it obtain, approval of the Exchange Offer from either the holders of the common stock or holders of the Series E Preferred Stock.

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

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Introduction

We provide a wide range of staffing and productivity consulting services nationally through a network of offices located throughout the United States.  Regardless of the type of temporary service offering we provide, we recognize revenues based on hours worked by assigned personnel.  Generally, we bill our customers a pre-negotiated, fixed rate per hour for the hours worked by our temporary employees.  Therefore we do not separate our various service offerings into separate offering segments.  We do not routinely provide discrete financial information about any particular service offering to assess its performance.  As set forth below, certain of our service offerings target specific markets, but we do not necessarily conduct separate marketing campaigns for such services.  We are responsible for workers’ compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we place.  These expenses are included in the cost of revenue.  Because we pay our temporary employees only for the hours they actually work, wages for our temporary personnel are a variable cost that increases or decreases in proportion to revenues.  Gross profit margin varies depending on the type of services offered.  In some instances, temporary employees placed by us may decide to accept an offer of permanent employment from the customer and thereby “convert” the temporary position to a permanent position.  Fees received from such conversions are included in our revenues.  Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.

Results of Operations
Discontinued Operations/Acquisition or Disposition of Assets

Effective December 1, 2002, we purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services, Inc.  Pursuant to a Asset Purchase Agreement dated November 19, 2002, between us and Elite (the “Elite Purchase Agreement”), the purchase price paid at closing (the “Base Purchase Price”) was $1,264,000, all of which was represented by a promissory note (the “Note”) payable over eight years, in equal monthly installments.  Imputed interest at the rate of 4% per year is included in the Note amount.  Accordingly, the net Base Purchase Price was $1,083,813.

In addition to the Base Purchase Price, Elite may also receive as deferred purchase price an amount equal to 10% of “Gross Profits” as defined in the Elite Purchase Agreement, of the acquired business between $2,500,000 and $3,200,000 per year, plus 15% of Gross Profits of the acquired business in excess of $3,200,000 per year, for a minimum of one year from the effective date of the transaction, and for a period of two years from the effective date if Gross Profits for the first year reach specified levels.

On September 29, 2003, we completed the sale of substantially all of the tangible and intangible assets, excluding accounts receivable, of our Las Vegas, Nevada office.  Pursuant to the terms of an Asset Purchase Agreement between us and US Temp Services, Inc. (“US Temps”) dated September 29, 2003, the purchase price for the purchased assets was $105,000, all of which was paid by means of a promissory note, which bears interest at the rate of 6% per year and is payable in monthly installments of $2,030, over a 5 year period.  The note is secured by a security interest on all of the purchased assets.  The purchase price for the assets acquired by US Temps was arrived at through arms-length negotiations between the parties.

On September 10, 2003, we completed the sale, effective as of September 15, 2003 (the “Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable, of five of our New Jersey offices to D/O Staffing LLC (“D/O”).  The offices sold are the following:  Elizabeth, New Jersey; New Brunswick, New Jersey; Paterson, New Jersey; Perth Amboy, New Jersey and Trenton, New Jersey.  Pursuant to the terms of an asset purchase agreement between D/O and us dated September 10, 2003 (the “D/O Purchase Agreement”), the base purchase price for the purchased assets was $1,250,000, payable as follows:

(i)                                     $1,150,000 payable in certified funds at the closing; and

(ii)                                  $100,000 payable in certified funds into escrow at the closing to be held in escrow by attorneys for the Buyer pursuant to the terms of an escrow agreement, to account for certain post-closing adjustments.

Additionally, we may be entitled to receive as a deferred purchase price (the “Bonus”), an amount equal to $125,000 if, for the one year period measured from the Effective Date, the purchased assets generate for D/O at least $18,000,000 in actual billings by client accounts serviced by us as of the closing and transferred by us to D/O pursuant to the D/O Purchase Agreement.  The Bonus, if any, is payable by way of a promissory note, payable over a 24 month period and bearing interest at an interest rate of 6% per year.

The purchase price for the assets was arrived at through arms-length negotiations between the parties.

On August 22, 2003, we completed the sale, effective as of August 18, 2003 (the “ALS Effective Date”) of substantially all of the tangible and intangible assets, excluding accounts receivable, of our Miami Springs, Florida office.  Pursuant to the terms of the Asset Purchase Agreement between us and ALS, LLC, a Florida limited liability company (“ALS”) dated August 22, 2003 (the “Purchase Agreement”), the purchase price for the purchased assets was $128,000, all of which was paid by means of a promissory note, which bears interest at the rate of 7% per annum, with payments over a 60 month period.  The amount of the monthly payments due under the note will be the greater of $10 per month or 20% of the monthly net profits generated by the staffing business originating from the purchased assets, commencing October 31, 2003.  However, until such time as all outstanding receivables due and owing by us to ALS, as of the date of the Purchase Agreement in the amount of $289,635, have been paid in full, these monthly payments shall be deducted from any and all amounts due from us to ALS.  The note is secured by a security interest in all of the purchased assets.

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

On March 9, 2003, we completed the sale of substantially all of the tangible and intangible assets, excluding accounts receivable, of our Colorado Springs, Colorado office.  Pursuant to the terms of an asset purchase agreement between us and US Temps dated March 9, 2003, the purchase price for the purchased assets was $20,000, all of which was paid by means of a promissory note, which bears interest at the rate of 6% per year and is payable in monthly installments of $608, over a three year period.  The note is secured by a security interest on all of the purchased assets.

Continuing Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Revenues.  Revenues increased 63.5% to $23,886,064 for the three months ended December 31, 2003 from $14,611,085 for the three months ended December 31, 2002.  Approximately $5.0 million of the increase was attributable to the acquisition in December 2002.  Excluding acquisitions revenues increased 29.5%.  This increase was a result of an increase in billable hours.

Gross Profit.  Gross profit increased 42.0% to $3,532,122 for the three months ended December 31, 2003 from $2,486,814 for the three months ended December 31, 2002, primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 14.8% for the three months ended December 31, 2003 from 17.0% for the three months ended December 31, 2002.  This decrease was a result of increased pricing competition of staffing services and increases in the cost of workers’ compensation insurance and state unemployment taxes.  In addition, we have been assessed the penalty rate by the New Jersey Department of Labor for state unemployment taxes because of payment delinquencies (see “Liquidity and Capital Resources”).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 7.9% to $3,006,949 for the three months ended December 31, 2003 from $2,787,252 for the three months ended December 31, 2002.  Selling, general and administrative expenses as a percentage of revenues decreased to 12.6% for the three months ended December 31, 2003 from 19.1% for the three months ended December 31, 2002.  The increase in the dollar amount is primarily a result of the acquisition in December 2002, whereas the percentage of revenue decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Interest and Financing Costs.  Interest and financing costs increased 3.7% to $453,184 for the three months ended December 31, 2003 from $437,063 for the three months ended December 31, 2002.  Interest and financing costs as a percentage of revenues decreased to 1.9% for the three months ended December 31, 2003 from 3.0% for the three months ended December 31, 2002.  Prior to September 30, 2003, the current value of our Series A Preferred Stock had been included in stockholders’ equity.  In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the current value of our Series A Preferred Stock was reclassified as a liability.  Accordingly, $131,594 of dividends and accretion relating to the Series A Preferred Stock is included in interest and financing costs in the three months ended December 31, 2003.  Excluding this amount, interest and financing costs decreased 26.4% from the three months ended December 31, 2002.

Net Earnings (Loss) Attributable to Common Stockholders.  As a result of the foregoing, we had net earnings and net earnings attributable to common stockholders of $81,543 and $8,902, respectively, for the three months ended December 31, 2003 compared to a net (loss) and net (loss) attributable to common stockholders of ($731,214) and ($1,097,308) for the three months ended December 31, 2002, respectively.

Liquidity and Capital Resources

At December 31, 2003, we had limited liquid resources.  Current liabilities were $23,601,396 and current assets were $15,806,407.  The difference of $7,794,989 is a working capital deficit, which is primarily the result of losses incurred during the last three years.  These conditions raise substantial doubts about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

In order to raise capital to sustain our operations, we have filed a Registration Statement on Form S-1 with respect to a proposed offering of securities (the “Offering”).  We are seeking to raise a minimum of $1,000,000 and a maximum of $10,000,000 through the sale of units consisting of common stock and warrants to purchase common stock.  The Offering is being underwritten on a best efforts basis and we can give no assurance that we will be successful in raising any funds in the Offering.  The Registration Statement filed in connection with the proposed Offering has not yet become effective.  The securities may not be sold nor may offers to buy the securities be accepted prior to the time the Registration Statement becomes effective.

Net cash provided by (used in) operating activities was $315,523 and ($1,342,610) in the three months ended December 30, 2003 and 2002, respectively.

Net cash used in investing activities was $5,152 and $172,346 in the three months ended December 31, 2003 and 2002, respectively.  Cash used for acquisitions for the three months ended December 31, 2002, was $38,000.  The balance in both periods was primarily for capital expenditures.

Net cash provided by (used in) financing activities was ($178,995) and $1,365,930 in the three months ended December 31, 2003 and 2002, respectively.  We had net borrowings of $621,471 and $1,015,747 under our line of credit in the three months ended December 31, 2003 and 2002, respectively.  Net short-term borrowings (repayments) were ($229,929) and $617,359 in the three months ended December 31, 2003 and 2002, respectively.  Payments of notes payable - acquisitions was $153,278 and $182,823 in the three months ended December 31, 2003 and 2002, respectively.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, start-up expenses of new offices, expansion of services offered, workers’ compensation, general liability and other insurance coverages, debt service and costs relating to other transactions such as acquisitions.  Temporary employees are paid weekly.

We have a loan and security agreement (the “Loan Agreement”) with Capital Temp Funds, Inc., which provides for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000.  Until December 2000, advances under the Loan Agreement bore interest at a rate of prime plus 1 ½%.  (See below)  The Loan Agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock.  Borrowings under the Loan Agreement are collateralized by substantially all of our assets.  As of December 31, 2003, $8,933,746 was outstanding under the credit agreement.

At December 31, 2003, we were in violation of the following covenants under the Loan Agreement:

(i)                                     Failing to meet the tangible net worth requirements;

(ii)                                  Our common stock being delisted from the Nasdaq SmallCap Market

We have received a waiver from the lender on all of the above violations.  In December 2002 we entered into a modification of the Loan Agreement.  The modification provided that borrowings under the Loan Agreement would bear interest at a rate of prime plus 1 ¾% as long as we are in violation of any of the covenants under the Loan Agreement.  Effective April 10, 2003, we entered into another modification of the Loan Agreement which provides that borrowings under the Loan Agreement bear interest at 3% above the prime rate.

Holders of the 1,458,933 outstanding shares of our Series A Preferred Stock are entitled to dividends at a rate of $.21 per share, per annum, when and if declared by our Board of Directors in preference and priority to any payment of dividends on our common stock or any other series of our capital stock.  Dividends on the Series A Preferred Stock may be paid in additional shares of Preferred Stock if the shares of common stock issuable upon the conversion of the Series A Preferred Stock have been registered for resale under the Securities Act of 1933.  We are obligated to pay quarterly dividends to holders of our Series E Preferred Stock at a rate of 6% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock.  We are obligated to pay monthly dividends on our Series F Preferred Stock at a rate of 7% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock.  The aggregate stated values of the Series E and Series F Preferred Stock was $3,810,855 and $600,000, respectively, as of December 31, 2003.  Dividends on the Series E and Series F Preferred Stock may be paid at the

Company’s option in shares of common stock (valued at the conversion price of the applicable class of preferred stock) if such shares have been registered for resale under the Securities Act of 1933.

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

In July 2003, we entered into an agreement with Artisan (UK) plc, the parent company of Artisan.com Limited, pursuant to which we have agreed to redeem the aggregate 1,458,933 shares of our Series A Preferred Stock owned by Artisan.com Limited and Cater Barnard (USA) plc, an affiliate of Artisan.  These shares represent all of the shares of Series A Preferred Stock currently outstanding.  Our obligation to redeem the Series A Preferred Stock is contingent upon our sale of not less than $4,000,000 of units in our proposed best efforts offering of units (“Units”).  If we sell at least $4,000,000 of Units in the Offering, we will be obligated to pay $500,000 to Artisan within 15 days after the $4,000,000 of Units are sold.  In addition, we will be obligated to pay Artisan an additional $250,000 by January 31, 2005, or, at our option, issue to Artisan shares of our common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for the 30 trading days preceding January 31, 2005.  If we fail to make the $250,000 payment in cash or stock, we will be required to pay Artisan $300,000 in cash, plus interest calculated on a daily basis at a rate of 18% from the date of the default to the date the default is cured.  We have also agreed to issue to Artisan a number of shares of our common stock which will represent 5.5% of our outstanding common stock, subject to certain adjustments, upon completion of our sale of $4 million of Units in the Offering.  Further, upon final completion of the Offering, we will be required to issue additional shares of common stock so that the total number of shares of common stock issued to Artisan will equal 5.5% of our common stock after giving effect to the assumed exercise of all warrants and options that then have exercise prices equal to or less than the then current market price of our common stock and the conversion of all convertible securities that then have conversion prices equal to or less than the then current market price of our common stock.

Other fixed obligations that we had as of December 31, 2003 include:

•                  $854,191 under a promissory note bearing interest at 7% per year which was issued in connection with our acquisition of Source One and which is payable in equal quarterly installments of $130,717 until its maturity date in August 2005.

•                  $973,498 under a promissory note bearing interest at 6% per year, which was issued in connection with our acquisition of certain assets of PES and which is payable in equal quarterly installments of $36,770 until its maturity date in December 2011.

•                  $1,092,829, including $329,979 of imputed interest, under a promissory note which was issued in connection with our acquisition of Elite and which is payable in equal monthly installments of $13,167 until its maturity in November 2010.

•                  $80,000 under a promissory note that was due in April 2002 which bears interest at 18% per year.

•                  $54,934 under a promissory note which bears interest at 15% per year and which requires us to make payments of principal and interest of $8,000 per month until its maturity date in October 2004.

•                  $13,359 under a non-interest bearing promissory note which requires us to make monthly payments of principal and interest of $13,347 and which is due in full upon the demand of the holder.

•                  $39,460 under a promissory note which bears interest at 8% per year and which requires us to make monthly payments of principal and interest of $7,500 until it is paid in full.

•                  $41,000 under a demand note bearing interest at 10% per annum issued to a corporation wholly owned by the son of Joseph J. Raymond, our President and Chief Executive Officer.

•                  $756,504 under demand loans which bear interest at various rates, including $667 owed to Joseph J. Raymond, $141,000 owed to a son of Joseph J. Raymond, $100,000 owed to the brother of Joseph J. Raymond and $100,000 and $116,337 owed to a member of the Board of Directors and a trust formed for the benefit of the family of a former member of the Board of Directors, respectively.

•                  $63,555 under promissory notes used to acquire and secured by motor vehicles which require aggregate monthly payments of principal and interest of $3,453 and which become due in full at various dates between July and August, 2005.

All of our offices are leased through operating leases that are not included on the balance sheet.  As of December 31, 2003, future minimum lease payments under lease agreements having initial terms in excess of one year were:  2004 - $532,000, 2005 - $260,000, 2006 - $184,000 and 2007 - $122,000.

We may be required to make certain “earnout” payments to sellers of businesses that we have acquired in recent years, including Source One, PES and Elite.  The amount of these payments, if any, will depend upon the results of the acquired businesses.  There were no earnout payments made in fiscal 2003.  There is $244,000 included in “Accounts payable and accrued expenses” on the balance sheet as of December 31, 2003 for estimated earnout payments that we recorded as part of the acquisition of Elite.

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

In January 2003, a $367,216 judgment was awarded against us to an insurance carrier.  As of December 31, 2003, the judgment has not yet been paid in full; however, we have entered into an agreement with the plaintiff which permits us to satisfy the judgment by making payments of $25,000 per month through April 15, 2004 with a final payment of $30,000 due on May 15, 2004.  The unpaid balance of $117,216 at December 31, 2003 is included in “Accounts payable and accrued expenses” on the balance sheet.

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Department of Industrial Relations that, if certain payroll delinquencies were not cured, judgment would be entered against us.  As of December 31, 2003, there was still an aggregate of $4.4 million in delinquent payroll taxes outstanding which are included in “Payroll taxes payable” on the balance sheet as of December 31, 2003.  Judgment has not been entered against us in California.  While judgment has been entered against us in New Jersey, no actions have been taken to enforce same.  We continue to work with these state agencies to pay down outstanding delinquencies.

In April 2003, we were served with a Complaint and named as one of several Defendants in the matter of Lopez v. RSI Home Products, Inc., et al., (“RSI”), in the Superior Court of California, Orange County.  RSI is one of our former customers.  The case is a class action proceeding alleging failure to pay hourly wages and overtime wages, failure to provide rest periods and meal periods or compensation in lieu thereof, failure to pay wages of terminated or resigned employees, knowing and intentional failure to comply with itemized employee wage statement provisions, violation of the unfair competition law, and breach of fiduciary duty.  The matter has been settled among the parties and the parties await Court approval of the settlement.  However, the settlement will not have any adverse effect on our financial condition or results of operations.

As of December 31, 2003, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements.  Stock holders’ equity (deficiency) at that date was ($4,833,152).

We engaged in various transactions with related parties during the three months ended December 31, 2003 including the following:

•                     We paid $1,200 to an entity owned by Jeffrey J. Raymond and who is the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, for consulting services.  These amounts were included in selling, general and administrative expense.  The services provided included the identification of acquisition candidates, acquisition advisory services, due diligence, post-acquisition transition services, customer relations, accounts receivable collection and strategic planning advice.

•                     Another son of Joseph J. Raymond is a 50% member in ALS, LLC which is the holding company for Advantage Services Group, Inc. (“Advantage”).  In November 2003, we entered into agreements with Advantage, whereby Advantage is to provide payrolling services with respect to four of our accounts, at Advantage’s cost plus a fee ranging between 2% to 3%.  We have pledged the four accounts as security for our obligation under these agreements.  In addition, if the aggregate payroll of employees provided under these agreements does not equal at least $8 million by November 30, 2004, we will be required to pay Advantage an amount equal to 8% of the shortfall.  Costs incurred under the agreement and a previous agreement was $1,663,879 and $606,534 in the three months ended December 31, 2003 and 2002, respectively.

In addition to the foregoing, in November 2003, we agreed to pay Advantage $5,000 per week until $225,000 owed to Advantage in connection with the previous agreement for payrolling services has been paid.  As of December 31, 2003, $15,000 has been paid under this agreement.  The obligation to pay this amount is secured by a warrant to purchase 2,000,000 shares of our common stock.  The warrant, which is exercisable only if we default on our payment obligations to Advantage, has an exercise price equal to the lower of $.15 per share or 75% of the then current market price of the common stock.

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

Impact of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”) – Consolidation of Variable Interest Entities, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003.  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  We do not have any variable interest entities created after January 31, 2003.  For those arrangements entered into prior to January 31, 2003, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004.  We are evaluating the impact of adopting this pronouncement as it relates to our investment in Stratus Technology Services, LLC (“STS”), since such investment may be required to be consolidated commencing in our fiscal period ending March 31, 2004.  The effect of consolidating STS is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  This statement affects the issuer’s accounting for three types of freestanding financial instruments including (1) mandatorily redeemable shares that are required to be redeemed at a specified or determinable date or upon an event certain to occur, (2) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares and (3) certain obligations that can be settled with share, the monetary value of which is (i) fixed, tied solely or predominantly to a variable such as a market index, or (ii) varies inversely with the value of the issuers’ shares.  For public companies, SFAS No. 150 became effective at the beginning of the first interim period beginning after June 15, 2003.  As a result of SFAS No. 150, we have classified put options that were previously classified as “Temporary equity” and our Series A redeemable convertible preferred stock as liabilities at September 30, 2003.

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes.  Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets.  Actual results could differ from those estimates.  The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.  As of December 31, 2003, there have been no material changes to any of the critical accounting policies contained therein.

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

Item 4. – CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, who concluded that our disclosure controls and procedures were effective as of the date of the evaluation.  There were no significant changes in our internal controls during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

Part II – Other Information

Item 1 – Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business.  We do not believe that any currently pending litigation will have a material adverse effect on our financial position or results of operations.

Item 2 – Changes in Securities and Use of Proceeds

Conversion of Series E Preferred Stock and Series F Preferred Stock

In December 2003, holders of Series E Preferred Stock converted 2,150 shares into 1,853,448 shares of our Common Stock at a conversion price of $.116.  The issuances of the Common Stock upon such conversions were made in reliance upon the exemptions from registration provided under Rule 506 and Section 4(2) of the Securities Act of 1933.

In November 2003, Joseph J. Raymond, our President and Chief Executive Officer, the holder of the Series F Preferred Stock, converted 2,000 shares into 2,000,000 shares of our Common Stock at a conversion price of $.10 per share.  The issuance of the Common Stock upon such conversion was made in reliance upon the exemptions from registration by Rule 506 and Section 4(2) of the Securities Act of 1933.

We did not receive any proceeds as a result of such conversions.

Item 3 – Defaults Upon Senior Securities

Dividends on our Series A Preferred Stock accrue at a rate of 7% per annum and are payable semi-annually when and if declared by our Board of Directors.  No such dividends have been declared and, as of the date of the filing of this report, $765,279 of dividends is in arrears on the Series A Preferred Stock.

Dividends on our Series E Preferred Stock accrue at a rate of 6% of the stated value per year, payable every 120 days.  As of the date of the filing of this report, $147,999 is in arrears on the Series E Preferred Stock.

Pursuant to certain registration rights granted to the holders of the Series E Preferred Stock, we are obligated to file a registration statement under the Securities Act of 1933 with respect to the shares of common stock issuable upon conversion of the Series E Preferred Stock.  We are obligated to pay penalties for each 120 day period that such registration statement has not been filed and declared effective.  As per agreement with the holders of the Series E Preferred Stock, the next penalty measurement date was extended until January 31, 2004.  In addition, the holders of the Series E Preferred Stock agreed that any penalty amounts due would be paid as additional shares of Series E Preferred Stock.

Since there was no registration statement filed by January 31, 2004, an additional 5,716 shares will be issued as payment of the $571,605 due to holders of the Series E Preferred Stock.

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly.  As of the date of the filing of this report, $45,563 is in arrears on the Series F Preferred Stock.

Item 4 – Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended December 31, 2003.

Item 5 – Other Information

Mr. H. Robert Kingston, a member of the Company’s Board of Directors passed away on January 2, 2004.

On February 13, 2004, we filed, with the Securities and Exchange Commission, a Form S-4 Registration Statement whereby we have offered to exchange each outstanding share of our Series E Preferred Stock for, at the election of the holder, common stock and common stock purchase warrants or Series I Preferred Stock (the “Exchange Offer”).

Pursuant to the terms of the Exchange Offer, we will exchange each share of Series E Preferred Stock, at the holder’s election, for either (i) 100 shares of common stock and 200 common stock purchase warrants for each $100 in liquidation preference and accrued dividends represented by the Series E Preferred Stock; or (ii) one share of Series I Preferred Stock having a stated value of $100 per share for each $100 in liquidation preference and accrued dividends represented by the Series E Preferred Stock.

Each warrant entitles its owner to purchase one share of our common stock for $.95.  The warrants will be exercisable at any time during the period commencing one year after the closing of the Exchange Offer and for a period of three years thereafter, unless we have redeemed them.  We may redeem the warrants, at a redemption price of $.10 per warrant, upon thirty days prior written notice beginning one year after the closing of the Exchange Offer, once the closing bid price of our common stock has been at least $1.66 for 20 consecutive trading days.

We will be required to redeem each share of the Series I Preferred Stock for an amount equal to the stated value of $100 per share plus all accrued and unpaid dividends on the six month anniversary date of the issuance of the Series I Preferred Stock to the extent permitted by applicable law.  If we fail to redeem the Series I Preferred Stock, as required, each share of Series I Preferred Stock will thereafter be convertible, at the option of the holder, into 100 shares of common stock and 200 common stock purchase warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock at the time of conversion.

The Exchange Offer is subject to several conditions, the most significant being (i) the sale of at least $1 million of units in a public offering of units that we are conducting at or about the same time as we are conducting the Exchange Offer; and (ii) the effectiveness of the registration statement regarding the Exchange Offer.

The Exchange Offer will remain open until March 17, 2004, but we have a right to extend the offering period.

We have not obtained, nor will we obtain, approval of the Exchange Offer from either the holders of our common stock or holders of the Series E Preferred Stock.

Item 6 - Exhibits and Reports on Form 8-K

(a)                                                                                  Exhibits

10.21                                                                     Compromise Agreement between the Company and Series E shareholders dated January 6, 2004.  (filed herewith)

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)                                                                                 Reports on Form 8-K

On January 6, 2004, we filed a Report on Form 8-K to report (i) the death of H. Robert Kingston, a member of the Company’s Board of Directors, on January 2, 2004, and (ii) the issuance of our December 29, 2003 News Release reporting our financial results for the fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: February 17, 2004	By:	/s/ Joseph J. Raymond
Joseph J. Raymond
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: February 17, 2004	By:	/s/ Michael A. Maltzman
Michael A. Maltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)