Form 10-Q
period 2004-03-31
STRATUS SERVICES GROUP INC
filed 2004-05-17
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 7, 2004, 24,648,576 shares of the Registrant’s common stock were outstanding.

STRATUS SERVICES GROUP, INC.

Condensed Consolidated Balance Sheets

	March 31, 2004	September 30, 2003
	(Unaudited)
Assets
Current assets
Cash	$594,714	$53,753
Accounts receivable–less allowance for doubtful accounts of $1,812,000 and $1,733,000	11,572,741	12,833,749
Unbilled receivables	1,348,064	671,271
Notes receivable (current portion)	32,221	25,240
Prepaid insurance	1,603,789	2,271,715
Prepaid expenses and other current assets	195,616	277,262
	15,347,145	16,132,990

Notes receivable (net of current portion)	82,649	95,166
Note receivable – related party	128,000	128,000
Property and equipment, net of accumulated depreciation	747,902	937,718
Intangible assets, net of accumulated amortization	1,277,921	1,501,509
Goodwill	5,816,353	5,816,353
Deferred registration costs	571,001	374,365
Other assets	204,144	164,380
	$24,175,115	$25,150,551

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$453,128	$737,514
Loans payable – related parties	457,337	503,377
Notes payable – acquisitions (current portion)	726,099	657,224
Line of credit	8,107,908	8,312,275
Cash overdraft	16,181	699,057
Insurance obligation payable	352	97,506
Accounts payable and accrued expenses	5,250,049	4,787,404
Accrued payroll and taxes	3,082,554	2,473,596
Payroll taxes payable	5,160,509	5,021,411
Put options liability	823,000	823,000
	24,077,117	24,112,324

Loans payable (net of current portion)	17,205	37,890
Notes payable – acquisitions (net of current portion)	1,729,979	2,065,280
Convertible debt	40,000	40,000
Series A voting redeemable convertible preferred stock, $.01 par value, 1,458,933 shares issued and outstanding, liquidation preference of $4,376,799 (including unpaid dividends of $804,940 and $671,752)	4,073,600	3,809,752
	29,937,901	30,065,216
Commitments and contingencies
Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series E non-voting convertible preferred stock, $.01 par value, 47,728 and 40,257 shares issued and outstanding, liquidation preference of $4,722,920 (including unpaid dividends of $166,467 and $60,295)	4,939,387	4,0180,130

Series F voting convertible preferred stock, $.01 par value, 6,000 and 8,000 shares issued and outstanding, liquidation preference of $600,000 (including unpaid dividends of $51,000 and $28,000)	651,000	828,000
Common stock, $.01 par value, 100,000,000 shares authorized; 24,948,576 and 19,795,038 shares issued and outstanding	249,486	197,950
Additional paid-in capital	11,058,150	11,728,943
Accumulated deficit	(22,660,809)	(21,755,718)
Total stockholders’ equity (deficiency)	(5,762,786)	(4,914,695)
	$24,175,115	$25,150,551

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
		(Restated)		(Restated)

Revenues	$23,513,725	$19,056,373	$47,399,789	$33,667,458

Cost of revenues	20,740,440	16,350,223	41,094,382	28,474,494

Gross Profit	2,773,285	2,706,150	6,305,407	5,192,964

Selling, general and administrative expenses	3,175,291	3,267,045	6,182,240	6,054,297

Other charges	—	340,000	—	340,000

Operating income (loss) from continuing operations	(402,006)	(900,895)	123,167	(1,201,333)

Other income (expenses)
Interest and financing costs	(563,480)	(491,427)	(1,016,674)	(928,490)
Other income (expense)	(21,148)	22,653	(11,584)	28,940
	(584,628)	(468,774)	(1,028,258)	(899,550)

Loss from continuing operations	(986,634)	(1,369,669)	(905,091)	(2,100,883)

Discontinued operations – (loss) from discontinued operations	—	(459,026)	—	(418,217)

Net (loss)	(986,634)	(1,828,695)	(905,091)	(2,519,100)
Dividends and accretion on preferred stock	(1,176,116)	(407,663)	(1,248,757)	(773,757)
Net (loss) attributable to common stockholders	$(2,162,750)	$(2,236,358)	$(2,153,848)	$(3,292,857)

Net earnings (loss) per share attributable to common stockholders

Basic:
(Loss) from continuing operations	$(.09)	$(.10)	$(.10)	$(.18)
(Loss) from discontinued operations	—	(.03)	—	(.03)
Net earnings (loss)	$(.09)	$(.13)	$(.10)	$(.21)

Diluted:
(Loss) from continuing operations	$(.09)	$(.10)	$(.10)	$(.18)
(Loss) from discontinued operations	—	(.03)	—	(.03)
Net earnings (loss)	$(.09)	$(.13)	$(.10)	$(.21)

Weighted average shares outstanding per common share
Basic	24,127,607	17,599,034	22,600,135	15,950,320
Diluted	24,127,607	17,599,034	22,600,135	15,950,320

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2004	2003
		(Restated)
Cash flows from operating activities
Net (loss) from continuing operations	$(905,091)	$(2,100,883)
Net (loss) from discontinued operations	—	(418,217)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation	207,334	273,069
Amortization	223,658	181,057
Provision for doubtful accounts	75,000	50,000
Deferred financing costs amortization	804	804
Accrued interest	135,091	(7,388)
Imputed interest	42,122	22,747
Dividends and accretion on preferred stock	263,848	—
Changes in operating assets and liabilities
Accounts receivable	509,215	(3,939,546)
Prepaid insurance	667,926	234,585
Prepaid expenses and other current assets	81,646	13,533
Other assets	(40,568)	(25,908)
Insurance obligation payable	(97,154)	(128,075)
Accrued payroll and taxes	608,958	647,104
Payroll taxes payable	139,098	655,817
Accounts payable and accrued expenses	384,554	1,645,892
Total adjustments	3,201,532	(376,309)
	2,296,441	(2,895,409)
Cash flows (used in) investing activities
Purchase of property and equipment	(17,518)	(188,350)
Collection of notes receivable	5,536	—
Payments for business acquisitions	—	(61,644)
	(11,982)	(249,994)
Cash flows from (used in) financing activities
Payment of registration costs	(196,636)	—
Proceeds from issuance of Preferred Stock	—	186,400
Proceeds from loans payable	12,337	380,000
Payments of loans payable	(312,408)	(106,813)
Proceeds from loans payable – related parties	—	300,000
Payments of loans payable – related parties	(51,000)	(75,000)
Payments of notes payable – acquisitions	(308,548)	(352,489)
Net (payments)/proceeds from line of credit	(204,367)	2,619,991
Cash overdraft	(682,876)	313,128
Dividends paid	—	(47,657)
	(1,743,498)	3,217,560
Net change in cash and cash equivalents	540,961	72,157
Cash and cash equivalents – beginning	53,753	162,646
Cash and cash equivalents – ending	$594,714	$234,803

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2004	2003
		(Restated)
Supplemental disclosure of cash paid
Interest	$617,735	$1,047,762
Schedule of noncash investing and financing activities
Fair value of assets acquired	$—	$1,266,519
Less: cash paid	—	(176,644)
Liabilities assumed	$—	$1,089,875

Issuance of common stock upon conversion of convertible preferred stock	$572,500	$754,200
Issuance of common stock in exchange for accounts payable and accrued expenses	$57,000	$37,500
Cumulative dividends and accretion on preferred stock	$1,248,757	$493,100

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The following summarizes revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
		(Restated)		(Restated)

Staffing	$23,513,725	$18,886,667	$47,361,255	$33,254,675

Payrolling	—	169,706	38,534	412,783
	$23,513,725	$19,056,373	$47,399,789	$33,667,458

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46 (“FIN 46”) – Consolidation of Variable Interest Entities was effective for all enterprises with variable interests in variable interest entities created after January 31, 2003.  FIN 46R, which was revised in December 2003, was effective for all entities to which the provisions of FIN 46 were not applied as of December 24, 2003.  The Company adopted the provision of FIN 46R as of March 31, 2004.  Under FIN 46R, if an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

As a result of adopting FIN 46R, the Company has consolidated Stratus Technology Services, LLC (“STS”), a joint venture in which the Company has a 50% interest (See Note 11).  The Company was deemed to be the primary beneficiary of STS since a son of the Chief Executive Officer of the Company has a majority interest in the other 50% venturer.  STS provides information technology staffing services.  After elimination of inter-company balances, the only asset remaining of STS included in the Company’s consolidated balance sheet is employee advances of $7,447, which is included in “Other Assets”.

Prior to the adoption of FIN 46R, the Company accounted for its investment in STS under the equity method and accordingly, included its share of the earnings (loss) of STS in “Other income (expense)”.  Beginning with the third quarter of fiscal 2004, STS will no longer be accounted for under the equity method, and its revenues and expenses will be included in the Company’s consolidated statement of operations and will reflect the other venturer’s share of earnings (loss) as a minority interest.

Creditors of STS have no recourse to the general credit of the Company.

NOTE 3 - LIQUIDITY

At March 31, 2004, the Company had limited liquid resources.  Current liabilities were $24,077,117 and current assets were $15,347,145.  The difference of $8,729,972 is a working capital deficit, which is primarily the result of losses incurred during the last four years.  Current liabilities include a cash overdraft of $16,181, which is represented by outstanding checks.  These conditions raise substantial doubts about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 4 – EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.  There were no dilutive shares for the three and six months ended March 31, 2004 and 2003.

NOTE 5 – INTANGIBLE ASSETS

We completed our annual impairment review of goodwill during the first quarter of fiscal 2004 and determined that no impairment charge was required.

As of March 31, 2004 and September 30, 2003, intangible assets consisted of the following:

	March 31, 2004	September 30, 2003

Covenant-not-to-compete	$230,480	$230,480
Customer list	1,957,709	1,957,709
	2,188,189	2,188,189

Less: accumulated amortization	(910,268)	(686,610)
	$1,277,921	$1,501,579

Estimated amortization expense for each of the next five years is as follows:

For the Twelve Months Ending March 31,
2005	$401,000
2006	206,000
2007	156,000
2008	156,000
2009	152,000

NOTE 6 – LINE OF CREDIT

The Company has a loan and security agreement (the “Loan Agreement”) with a lending institution whereby the Company can borrow up to 85% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company’s tangible net worth (as defined).  Until April 10, 2003, borrowings under the Loan Agreement bore interest at

1 3/4% above the prime rate (see below) and are collateralized by substantially all of the Company’s assets.  The Loan Agreement expires on June 12, 2005.

At March 31, 2004, the Company was in violation of the following covenants under the Loan Agreement:

(i)            Failing to meet the tangible net worth requirement, and;

(ii)                                  The Company’s Common Stock being delisted from the Nasdaq SmallCap Market

The Company has received a waiver from the lender on the above.

Effective April 10, 2003, the Company entered into a modification of the Loan Agreement which provides that borrowings under the Loan Agreement bear interest at 3% above the prime rate.  The prime rate at March 31, 2004 was 4%.

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

In July 2003, the Company entered into an agreement with Artisan  (UK) plc (“Artisan”) pursuant to which the Company has agreed to redeem the aggregate 1,458,933 shares of its Series A Preferred Stock owned by Artisan.com and Cater Barnard (USA) plc, an affiliate of Artisan.  These shares represent all of the shares of Series A Preferred Stock currently outstanding.  The agreement, as amended in March 2004, provides that the Company’s obligation to redeem the Series A Preferred Stock is contingent upon the Company’s sale of not less than $1,000,000 of units consisting of one share of common stock and one common stock warrant (“Units”) in a proposed “best-efforts” public offering of securities (the “Offering”).  If the Company sells at least $1,000,000 of Units in the Offering, it will be obligated to pay $500,000 to Artisan within 7 days after the $1,000,000 of Units are sold.  In addition, the Company will be obligated to pay Artisan an additional $250,000 by January 31, 2005 or, at the Company’s option, issue to Artisan shares of the Company’s common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for the 30 trading days preceding January 31, 2005.  If the Company fails to make the $250,000 payment in cash or stock, it will be required to pay Artisan $300,000 in cash, plus interest calculated on a daily basis at a rate of 18% a year from the date of the default to the date the default is cured.  The Company has also agreed to issue to Artisan 1,750,000 shares of the Company’s common stock within 7 days of the initial closing of the Offering.

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

During the six months ended March 31, 2004, holders of Series E Preferred Stock converted 3,725 shares into 2,853,538 shares of common stock at conversion prices between $.116 and $.1575 .  During the six months ended March 31, 2003, holders of Series E Preferred Stock converted 5,637 shares into 4,718,911 shares of Common Stock at conversion prices between $.108 and $.186.

c.                                       Series F

In July 2002, the Company’s Chief Executive Officer (the “CEO”) invested $1,000,000 in the Company in exchange for 10,000 shares of newly created Series F Convertible Preferred Stock (the “Series F Preferred Stock”), which has a stated value of $100 per share.

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

During the six months ended March 31, 2004, the Company’s CEO converted 2,000 shares of the Series F Preferred Stock into 2,000,000 shares of common stock.  During the six months ended March 31, 2003, the Company’s CEO converted 2,000 shares of the Series F Preferred Stock into 2,000,000 shares of common stock.

NOTE 8 – STOCK – BASED COMPENSATION

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net (loss) from continuing operations attributable to common stockholders, as reported	$(2,162,750)	$(1,777,332)	$(2,153,848)	$(2,874,640)

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(208,700)	(827,908)	(417,400)	(1,419,238)

Proforma net (loss) from continuing operations attributable to common stockholders	$(2,371,450)	$(2,605,240)	$(2,571,248)	$(4,293,878)

Earnings(loss) from continuing operations per common share attributable to common stockholders:
Basic – as reported	$(.09)	$(.10)	$(.10)	$(.18)
Basic – pro forma	$(.10)	$(.15)	$(.11)	$(.27)

Diluted – as reported	$(.09)	$(.10)	$(.10)	$(.18)
Diluted – pro forma	$(.10)	$(.15)	$(.11)	$(.27)

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

For financial accounting purposes, interest on the note has been imputed at a rate of 11% per year.  Accordingly, the note and Base Purchase Price has been recorded at $845,875.  In accordance with SFAS No. 141, “Business Combinations” the contingent portion of the purchase price has been recognized as a liability to the extent that the net acquired assets exceed the purchase price.  Accordingly, $244,000 is included in “Accounts payable and accrued expenses” on the attached balance sheets as of March 31, 2004 and September 30, 2003.  There was an additional $176,644 of costs paid to third parties in connection with the acquisition.

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

The unaudited pro forma results of operations for the six months ended March 31, 2003 presented below assume that the acquisition had occurred at the beginning of fiscal 2003.  This information is presented for informational purposes only and includes certain adjustments such as amortization of intangibles resulting from the acquisitions and interest expense related to acquisition debt.

Revenues	$39,245,458
Net (loss) from continuing operations attributable to common stockholders	(2,814,666)

Net (loss) per share attributable to common stockholders
Basic	$(.18)
Diluted	$(.18)

NOTE 10 – DISCONTINUED OPERATIONS

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

The purchase price for the assets acquired by US Temps was arrived at through negotiations between the parties and resulted in a gain on sale of $13,958.

On August 22, 2003, the Company completed the sale, effective as of August 18, 2003 (the “ALS Effective Date”) of substantially all of the tangible and intangible assets, excluding accounts receivable, of its Miami Springs, Florida office.  Pursuant to the terms of the Asset Purchase Agreement between the Company and ALS, LLC, a Florida limited liability company (“ALS”) dated August 22, 2003 (the “Purchase Agreement”), the purchase price for the purchased assets was $128,000, which was paid by a promissory note, which bears interest at the rate of 7% per year with payments over a 60 month period.  The amount of the monthly payments due under the note is greater of $10 per month or 20% of the monthly net profits generated by the staffing business originating from the purchased assets.  However, until such time as all outstanding amounts due and owing by the Company to ALS, as of the date of the Purchase Agreement in the amount of $289,635, ($150,000 at March 31, 2004), have been paid in full, these monthly payments shall be deducted from any and all amounts due from the Company to ALS (see Note 11).  The note is secured by a security interest in all of the purchased assets.

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

On September 10, 2003, the Company completed the sale, effective as of September 15, 2003 (the “Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable, of five of its New Jersey offices to D/O Staffing LLC (“D/O”).  The offices sold are the following:  Elizabeth, New Brunswick, Paterson, Perth Amboy, and Trenton, New Jersey.  Pursuant to the terms of an asset purchase agreement between D/O and the Company dated September 10, 2003 (the D/O Purchase Agreement”), the base purchase price for the purchased assets was $1,250,000 payable as follows:

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

The purchase price for the assets was arrived at through negotiations between the parties and resulted in a (loss) on sale of $(50,354).

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

The purchase price for the assets acquired by US Temps was arrived at through negotiations between the parties and resulted in a gain on sale of $4,599.

Revenues from the aforementioned certain branches were $4,822,397 and $10,236,332 for the three and six months ended March 31, 2003, respectively.

The statement of operations for the three and six months ended March 31, 2003, has been reclassified to reflect the operating results of the sold branches as discontinued operations.

NOTE 11 - RELATED PARTY TRANSACTIONS

Consulting Agreement

The son of the Chief Executive Officer of the Company (the (“CEO”) provides consulting services to the Company.  Consulting expense was $16,200 and $30,100 for the six months ended March 31, 2004 and 2003, respectively.

The Company has paid consulting fees to an entity whose stockholder is another son of the CEO of the Company.  Consulting fees amounted to $14,000 and $50,000 for the six months ended March 31, 2004 and 2003, respectively.

Joint Venture

The Company provides information technology staffing services through a joint venture, Stratus Technology Services, LLC (“STS”), in which the Company has a 50% interest.  A son of the CEO of the Company has a majority interest in the other 50% venturer.  The Company’s income (loss) from operations of STS of $(19,280) and $28,136 for the six months ended March 31, 2004 and 2003, respectively, and $(24,575) and $22,346 for the three months ended March 31, 2004 and 2003, respectively, is included in other income (expense) in the statements of operations.

Effective March 31, 2004, the Company adopted the provisions of FIN 46R as it relates to STS (See Note 2).

Note Receivable

The $128,000 “Note Receivable – related party” as of March 31, 2004, is the amount due from ALS in connection with the sale of the Company’s Miami Springs, Florida office (see Note 10).  ALS is the holding company for Advantage Services Group, LLC (“Advantage”).

Cost of Revenues

In November 2003, the Company entered into agreements with Advantage, whereby Advantage is to provide payrolling services with respect to four of the Company’s accounts, at Advantage’s cost plus a fee ranging between 2% to 3%.  The Company has pledged the four accounts as security for its obligation under these agreements.  In addition, if the aggregate payroll of employees provided under these agreements does not equal at least $8 million by November 30, 2004, the Company will be required to pay Advantage an amount equal to 8% of the shortfall.  Costs incurred under the agreements and a previous agreement was $3,871,593 and $1,210,232 in the six months ended March 31, 2004 and 2003, respectively.

In addition to the foregoing, in November 2003, the Company agreed to pay Advantage $5,000 per week until $225,000 owed to Advantage in connection with the previous agreement for payrolling services has been paid.  As of March 31, 2004, $75,000 has been paid under this agreement.  The obligation to pay this amount is secured by a warrant to purchase 2,000,000 shares of the Company’s common stock.  The warrant, which is exercisable only if the Company defaults on its payment obligations to Advantage, has an exercise price equal to the lower of $.15 per share or 75% of the then current market price of the common stock.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements.  Such statements involve assumptions, uncertainties and risks.  If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected.  Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our ability to raise additional capital; our ability to achieve and manage growth; our ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into our operations; our ability to attract and retain qualified personnel; the continued cooperation of our creditors; our ability to develop new services; our ability to cross-sell our services to existing clients; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; and other factors discussed from time to time in our filings with the Securities and Exchange Commission.  These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business.  The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and notes appearing elsewhere in this report.

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

On September 10, 2003, we completed the sale, effective as of September 15, 2003 (the “Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable, of five of our New Jersey offices to D/O Staffing LLC (“D/O”).  The offices sold are the following:  Elizabeth, New Brunswick, Paterson, Perth Amboy, and Trenton, New Jersey.  Pursuant to the terms of an asset purchase agreement between D/O and us dated September 10, 2003 (the “D/O Purchase Agreement”), the base purchase price for the purchased assets was $1,250,000, payable as follows:

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

Continuing Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues.  Revenues increased 23.4% to $23,513,795 for the three months ended March 31, 2004 from $19,056,373 for the three months ended March 31, 2003.  This increase was a result of an increase in billable hours.

Gross Profit.  Gross profit increased 2.5% to $2,773,285 for the three months ended March 31, 2004 from $2,706,150 for the three months ended March 31, 2003, primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 11.8% for the three months ended March 31, 2004 from 14.2% for the three months ended March 31, 2003.  This decrease was a result of increases in the cost of workers’ compensation insurance and state unemployment taxes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 2.8% to $3,175,291 for the three months ended March 31, 2004 from $3,267,045 for the three months ended March 31, 2003.  Selling, general and administrative expenses as a percentage of revenues decreased to 13.5% for the three months ended March 31, 2004 from 17.1% for the three months ended March 31, 2003.  The decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Interest and Financing Costs.  Interest and financing costs increased 14.7% to $563,480 for the three months ended March 31, 2004 from $491,427 for the three months ended March 31, 2003.  Interest and financing costs as a percentage of revenues decreased to 2.4% for the three months ended March 31, 2004 from 2.6% for the three months ended March 31, 2003.  Prior to September 30, 2003, the current value of our Series A Preferred Stock had been included in stockholders’ equity.  In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the current value of our Series A Preferred Stock was reclassified as a liability.  Accordingly, $132,254 of dividends and accretion relating to the Series A Preferred Stock is included in interest and financing costs in the three months ended March 31, 2004.  Excluding this amount, interest and financing costs decreased 12.3% from the three months ended March 31, 2003.

Net Earnings (Loss) Attributable to Common Stockholders.  As a result of the foregoing, we had net (loss) and net (loss) attributable to common stockholders of $(986,634) and $(2,162,750), respectively, for the three months ended March 31, 2004 compared to a net (loss) and net (loss) attributable to common stockholders of $(1,828,695) and $(2,236,538) for the three months ended March 31, 2003, respectively.

Continuing Operations
Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Revenues.  Revenues increased 40.8% to $47,399,789 for the six months ended March 31, 2004 from $33,667,458 for the six months ended March 31, 2003.  Approximately $5.0 million of the increase was attributable to the acquisition in December 2002.  Excluding acquisitions, revenues increased 26.0%.  This increase was the result of an increase in billable hours.

Gross Profit.  Gross profit increased 21.4% to $6,305,407 for the six months ended March 31, 2004 from $5,192,964 for the six months ended March 31, 2003, primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 13.3% for the six months ended March 31, 2004 from 15.4% for the six months ended March 31, 2003.  This decrease was a result of increases in the cost of workers’ compensation insurance and state unemployment taxes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 2.1% to $6,182,240 for the six months ended March 31, 2004 from $6,054,297 for the six months ended March 31, 2003.  Selling, general and administrative expenses as a percentage of revenues decreased to 13.0% for the six months ended March 31, 2004 from 18.0% for the six months ended March 31, 2003.  The decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Other Charges.  During the period May 1, 2001 through May 20, 2002, we maintained workers’ compensation insurance with an insurance company, with a deductible of $150,000 per incident.  We had established reserves based upon our evaluation of the status of claims still open in conjunction with claims reserve information provided to us by the insurance company.  We believe that the insurance company has paid and reserved claims in excess of what should have been paid or reserved.  Although we believe we can recover some of the amounts already paid, this can only be pursued through litigation against the insurance company.  Since there is no assurance we will prevail, we recorded $340,000 of additional payments made and reserves in the six months ended March 31, 2003.

Interest and Financing Costs.  Interest and financing costs increased 9.5% to $1,016,674 for the six months ended March 31, 2004 from $928,490 for the six months ended March 31, 2003.  Prior to September 30, 2003, the current value of our Series A Preferred Stock had been included in stockholders’ equity.  In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the current value of our Series A Preferred Stock was reclassified as a liability.  Accordingly, $263,848 of dividends and accretion relating to the Series A Preferred stock is included in interest and financing costs in the six months ended March 31, 2004.  Excluding this amount, interest and financing costs decreased 18.9% from the six months ended March 31, 2003.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, we had a net (loss) and net (loss) attributable to common stockholders of $(905,091) and $(2,153,848), respectively for the six months ended March 31, 2004, compared to a net (loss) and net (loss) attributable to common stockholders of $(2,519,000) and $(3,292,857) for the six months ended March 31, 2003, respectively.

Liquidity and Capital Resources

At March 31, 2004, we had limited liquid resources.  Current liabilities were $24,077,117 and current assets were $15,347,145.  The difference of $8,729,972 is a working capital deficit, which is primarily the result of losses incurred during the last four years.  These conditions raise substantial doubts about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net cash provided by (used in) operating activities was $2,296,441 and $(2,895,409) in the six months ended March 31, 2004 and 2003, respectively.

Net cash used in investing activities was $11,982 and $249,994 in the six months ended March 31, 2004 and 2003, respectively.  Cash used for acquisitions for the six months ended March 31, 2003, was $61,644.  The balance in both periods was primarily for capital expenditures.

Net cash provided by (used in) financing activities was $(1,743,498) and $3,217,560 in the six months ended March 31, 2004 and 2003, respectively.  During the three months ended March 31, 2003, we received $186,400 in proceeds from the issuance of our Preferred Stock.  We had net borrowings (repayments) of $(204,367) and $2,619,991 under our line of credit in the six months ended March 31, 2004 and 2003, respectively.  Net short-term borrowings (repayments) were $(351,071) and $498,187 in the six months ended March 31, 2004 and 2003, respectively.  Payments of notes payable - acquisitions was $308,548 and $352,489 in the six months ended March 31, 2004 and 2003, respectively.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, start-up expenses of new offices, expansion of services offered, workers’ compensation, general liability and other insurance coverages, debt service and costs relating to other transactions such as acquisitions.  Temporary employees are paid weekly.

We have a loan and security agreement (the “Loan Agreement”) with Capital Temp Funds, Inc., which provides for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000.  Until April 10, 2003, borrowings under the Loan Agreement bore interest at a rate of prime plus 1 ¾%.  (See below)  The Loan Agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock.  Borrowings under the Loan Agreement are collateralized by substantially all of our assets.  As of March 31, 2004, $8,107,908 was outstanding under the credit agreement.

At March 31, 2004, we were in violation of the following covenants under the Loan Agreement:

(i)            Failing to meet the tangible net worth requirements;

(ii)           Our common stock being delisted from the Nasdaq SmallCap Market

We have received a waiver from the lender on all of the above violations.  Effective April 10, 2003, we entered into a modification of the Loan Agreement which provides that borrowings under the Loan Agreement bear interest at 3% above the prime rate.

Holders of the 1,458,933 outstanding shares of our Series A Preferred Stock are entitled to dividends at a rate of $.21 per share, per annum, when and if declared by our Board of Directors in preference and priority to any payment of dividends on our common stock or any other series of our capital stock.  Dividends on the Series A Preferred Stock may be paid in additional shares of Preferred Stock if the shares of common stock issuable upon the conversion of the Series A Preferred Stock have been registered for resale under the Securities Act of 1933.  We are obligated to pay quarterly dividends to holders of our Series E Preferred Stock at a rate of 6% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock.  We are obligated to pay monthly dividends on our Series F Preferred Stock at a rate of 7% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock.  The aggregate stated values of the Series E and Series F Preferred Stock was $4,722,920 and $600,000, respectively, as of March 31, 2004.  Dividends on the Series E and Series F Preferred Stock may be paid at the Company’s option in shares of common stock (valued at the conversion price of the applicable class of preferred stock) if such shares have been registered for resale under the Securities Act of 1933.

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

In July 2003, we entered into an agreement with Artisan (UK) plc, the parent company of Artisan.com Limited, pursuant to which we have agreed to redeem the aggregate 1,458,933 shares of our Series A Preferred Stock owned by Artisan.com Limited and Cater Barnard (USA) plc, an affiliate of Artisan.  These shares represent all of the shares of Series A Preferred Stock currently outstanding.  The agreement, as amended in March 2004, provides that our obligation to redeem the Series A Preferred Stock is contingent upon our sale of not less than $1,000,000 of units in our proposed best efforts offering of units (“Units”).  If we sell at least $1,000,000 of Units in the Offering, we will be obligated to pay $500,000 to Artisan within 7 days after the $1,000,000 of Units are sold.  In addition, we will be obligated to pay Artisan an additional $250,000 by January 31, 2005, or, at our option, issue to Artisan shares of our common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for the 30 trading days preceding January 31, 2005.  If we fail to make the $250,000 payment in cash or stock, we will be required to pay Artisan $300,000 in cash, plus interest calculated on a daily basis at a rate of 18% per year from the date of the default to the date the default is cured.  We have also agreed to issue to Artisan 1,750,000 of shares of our common stock within 7 days of the initial closing of the Offering.

Other fixed obligations that we had as of March 31, 2004 include:

•                  $738,422 under a promissory note bearing interest at 7% per year which was issued in connection with our acquisition of Source One and which is payable in equal quarterly installments of $130,717 until its maturity date in August 2005.

•                  $973,498 under a promissory note bearing interest at 6% per year, which was issued in connection with our acquisition of certain assets of PES and which is payable in equal quarterly installments of $36,770 until its maturity date in December 2011.

•                  $1,053,328, including $309,170 of imputed interest, under a promissory note which was issued in connection with our acquisition of Elite and which is payable in equal monthly installments of $13,167 until its maturity in November 2010.

•                  $80,000 under a promissory note that was due in April 2002 which bears interest at 18% per year.

•                  $21,963 under a promissory note which bears interest at 15% per year and which requires us to make payments of principal and interest of $8,000 per month until its maturity date in October 2004.

•                  $16,960 under a promissory note which bears interest at 8% per year and which requires us to make monthly payments of principal and interest of $7,500 until it is paid in full.

•                  $7,337 under a promissory note which bears interest at 8% per year and is due on July 1, 2004.

•                  $41,000 under a demand note bearing interest at 10% per annum issued to a corporation wholly owned by the son of Joseph J. Raymond, our President and Chief Executive Officer.

•                  $705,753 under demand loans which bear interest at various rates, including $100,000 owed to a son of Joseph J. Raymond, $100,000 owed to the brother of Joseph J. Raymond and $100,000 and $116,337 owed to a member of the Board of Directors and a trust formed for the benefit of the family of a former member of the Board of Directors, respectively.

•                  $54,657 under promissory notes used to acquire and secured by motor vehicles which require aggregate monthly payments of principal and interest of $3,453 and which become due in full at various dates between July and August, 2005.

All of our offices are leased through operating leases that are not included on the balance sheet.  As of March 31, 2004, future minimum lease payments under lease agreements having initial terms in excess of one year were:  2005 - $501,000, 2006 - $243,000, 2007 - $193,000, and 2008 - $84,000.

We may be required to make certain “earnout” payments to sellers of businesses that we have acquired in recent years, including Source One, PES and Elite.  The amount of these payments, if any, will depend upon the results of the acquired businesses.  There were no earnout payments made in fiscal 2003.  There is $244,000 included in “Accounts payable and accrued expenses” on the balance sheet as of March 31, 2004 for estimated earnout payments that we recorded as part of the acquisition of Elite.

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

In January 2003, a $367,216 judgment was awarded against us to an insurance carrier.  As of March 31, 2004, the judgment has not yet been paid in full; however, we have entered into an agreement with the plaintiff which permits us to satisfy the judgment by making payments of $25,000 per month through April 15, 2004 with a final payment of $30,000 due on May 15, 2004.  The unpaid balance of $42,216 at March 31, 2004 is included in “Accounts payable and accrued expenses” on the balance sheet.

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Department of Industrial Relations that, if certain payroll delinquencies were not cured, judgment would be entered against us.  As of March 31, 2004, there was still an aggregate of $4.9 million in delinquent payroll taxes outstanding which are included in “Payroll taxes payable” on the balance sheet as of March 31, 2004.  Judgment has not been entered against us in California.  While judgment has been entered against us in New Jersey, no actions have been taken to enforce same.  We continue to work with these state agencies to pay down outstanding delinquencies.

As of March 31, 2004, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements.  Stockholders’ equity (deficiency) at that date was ($5,762,786).

We engaged in various transactions with related parties during the six months ended March 31, 2004 including the following:

•                     We paid $16,200 to an entity owned by Jeffrey J. Raymond and who is the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, for consulting services.  We also paid $14,000 to an entity owned by Joseph J. Raymond, Jr., who also is the son of Joseph J. Raymond, for consulting services.  These amounts were included in selling, general and administrative expense.  The services provided included the identification of acquisition candidates, acquisition advisory services, due diligence, post-acquisition transition services, customer relations, accounts receivable collection and strategic planning advice.

•                     Joseph J. Raymond, Jr. is a 50% member in ALS, LLC which is the holding company for Advantage Services Group, Inc. (“Advantage”).  In November 2003, we entered into agreements with Advantage, whereby Advantage is to provide payrolling services with respect to four of our accounts, at Advantage’s cost plus a fee ranging between 2% to 3%.  We have pledged the four accounts as security for our obligation under these agreements.  In addition, if the aggregate payroll of employees provided under these agreements does not equal at least $8 million by November 30, 2004, we will be required to pay Advantage an amount equal to 8% of the shortfall.  Costs incurred under the agreement and a previous agreement was $3,871,593 in the six months ended March 31, 2004.

In addition to the foregoing, in November 2003, we agreed to pay Advantage $5,000 per week until $225,000 owed to Advantage in connection with the previous agreement for payrolling services has been paid.  As of March 31, 2004, $75,000 has been paid under this agreement.  The obligation to pay this amount is secured by a warrant to purchase 2,000,000 shares of our common stock.  The warrant, which is exercisable only if we default on our payment obligations to Advantage, has an exercise price equal to the lower of $.15 per share or 75% of the then current market price of the common stock.

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

Impact of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”) – Consolidation of Variable Interest Entities, and a revised interpretation of FIN 46 (FIN 46R) was issued in December 2003.  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  We do not have any variable interest entities created after January 31, 2003.  For those arrangements entered into prior to January 31, 2003, the FIN 46R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004.  We adopted the provision of FIN 46R as of March 31, 2004, resulting in the consolidation of a joint venture previously accounted for under the equity method (See Note 2 to the Condensed Consolidated Financial Statements).

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

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes.  Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets.  Actual results could differ from those estimates.  The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.  As of March 31, 2004, there have been no material changes to any of the critical accounting policies contained therein.

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

Item 4. – CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, who concluded that our disclosure controls and procedures were effective as of the date of the evaluation.  There were no significant changes in our internal controls during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

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

Item 2 – Changes in Securities and Use of Proceeds

Conversion of Series E Preferred Stock and Series F Preferred Stock

In January and March 2004, we issued an aggregate of 11,196 shares of Series E Preferred Stock to holders of our Series E Preferred Stock in respect of penalties which had accrued as a result of our failure to timely register the shares issuable upon conversion of the Series E Preferred Stock for public resale.  The issuance was made under Section 4(2) of the Securities Act of 1933.  In February 2004, holders of Series E Preferred Stock converted 1,575 shares into 1,000,000 shares of our Common Stock at a conversion price of $.1575.  The issuances of the Common Stock upon such conversions were made in reliance upon the exemptions from registration provided under Rule 506 and Section 4(2) of the Securities Act of 1933.

We did not receive any proceeds as a result of such conversion.

Item 3 – Defaults Upon Senior Securities

Dividends on our Series A Preferred Stock accrue at a rate of 7% per annum and are payable semi-annually when and if declared by our Board of Directors.  No such dividends have been declared and, as of the date of the filing of this report, $39,451 of dividends is in arrears on the Series A Preferred Stock.

Dividends on our Series E Preferred Stock accrue at a rate of 6% of the stated value per year, payable every 120 days.  As of the date of the filing of this report, $203,343 is in arrears on the Series E Preferred Stock.

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

Since there was no registration statement filed by January 31, 2004, an additional 5,716 shares was issued as payment of the $571,605 due to holders of the Series E Preferred Stock.  Thereafter, on March 12, 2004, an additional 5,480 shares was issued as payment of $547,980 due to holders of the Series E Preferred Stock.

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly.  As of the date of the filing of this report, $56,408 is in arrears on the Series F Preferred Stock.

Item 4 – Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended December 31, 2003.

Item 5 – Other Information

In February 2004, we commenced an exchange offer pursuant to which we have offered to exchange each outstanding share of our Series E Preferred Stock for, at the election of the holder, common stock and common stock purchase warrants or Series I Preferred Stock and common stock purchase warrants (the “Exchange Offer”).

Pursuant to the terms of the Exchange Offer, as amended, we will exchange each share of Series E Preferred Stock, at the holder’s election, for either (i) 100 shares of common stock and 200 common stock purchase warrants for each $100 in liquidation preference and accrued dividends represented by the Series E Preferred Stock; or (ii) one share of Series I Preferred Stock having a stated value of $100 per share and 100 common stock purchase warrants for each $100 in liquidation preference and accrued dividends represented by the Series E Preferred Stock.

Each warrant entitles its owner to purchase one share of our common stock for $.95.  The warrants will be exercisable at any time during the period commencing one year after the closing of the Exchange Offer and ending thirty (30) months after the closing of the Exchange Offer, unless we have redeemed them.  We may redeem the warrants, at a redemption price of $.10 per warrant, upon thirty days prior written notice beginning one year after the closing of the Exchange Offer, once the closing bid price of our common stock has been at least $1.66 for 20 consecutive trading days.

We will be required to redeem each share of the Series I Preferred Stock for an amount equal to the stated value of $100 per share plus all accrued and unpaid dividends on the one year anniversary date of the issuance of the Series I Preferred Stock to the extent permitted by applicable law;  provided, however, that we will have the right to extend the required redemption date for an additional one year, in which case we will be required to pay all dividends accrued through the first year of issuance in cash and issue to each holder of Series I Preferred Stock, a number of shares of our common stock which then have a value equal to 10% of the stated value of the Series I Preferred Stock held.  In addition, if we extend the redemption date, we will be required to pay dividends quarterly and pay an advisory fee to an advisor designated by the holders of the Series I Preferred Stock in an amount equal to ten percent (10%) of the aggregate stated value of the outstanding shares of Series I Preferred Stock, eight percent (8%) of which will be payable in cash and two percent (2%) of which will be paid in shares of our common stock, valued at the then current market value.  If we do not redeem the Series I Preferred Stock by the original one year redemption date and fail to extend the original redemption date, or if we fail to redeem the Series I Preferred Stock by the extended redemption date, the dividend rate of the Series I Preferred Stock will increase to twenty-four (24%) per annum and the Series I Preferred Stock will be convertible, at the option of the holder, into either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion or common stock and warrants at a rate of 100 shares of common stock and 200 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock.  We can give no assurance that we will be able to redeem the Series I Preferred Stock as required.  We will have the right, at any time during the 12 month period following the closing of the Exchange Offer, to cause all of the outstanding shares of the Series I Preferred Stock to be converted into, at the election of the holder, either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion, or common stock and warrants at a rate of 100 shares of common stock and 200 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock.  The discount associated with the conversion feature of the Series I Preferred Stock could result in changes to our earnings in future periods.  Holders of Series I Preferred Stock will have no voting rights, except as provided by law and with respect to certain limited matters.

The Exchange Offer is subject to several conditions, the most significant being the sale of at least $1 million of units in a public offering of units that we are conducting at or about the same time as we are conducting the Exchange Offer.

The Exchange Offer, as extended, will remain open until May 25, 2004, but we have a right to extend the offering period.

On May 14, 2004, the Registration Statement on Form S-1 that we filed with the Securities and Exchange Commission, in connection with our offering of units consisting of one share of our common stock and two warrants to purchase common stock, became effective.  We are seeking to raise up to $10,000,000 in the offering (the “Offering”), which is being conducted through our underwriter, Essex & York, on a minimum $1,000,000 – maximum $10,000,000 “best-efforts” basis.  If we don’t sell at least 1,000,000 units in the offering, the offering will be cancelled.

The descriptions of the Exchange Offer and the Offering set forth above give effect to a proposed one-for-four reverse split of our common stock which we expect to implement before the closing of the Exchange Offer and the Offering.

In April 2004, we entered into a non-binding letter of intent with Michael O’Donnell which contemplates that we will hire Mr. O’Donnell as our Chief Executive Officer.  Our hiring of Mr. O’Donnell is subject to the execution of a mutually satisfactory employment agreement with Mr. O’Donnell, the completion of a due diligence investigation satisfactory to Mr. O’Donnell and the approval of our Board of Directors.  The letter of intent provides that we will grant options, or other equity in a form to be agreed upon, with respect to approximately six percent (6%) of our outstanding equity on a fully diluted basis to Mr. O’Donnell if we hire him as our Chief Executive Officer.

Mr. O’Donnell is the founder and Chief Executive Officer of ALS, LLC, which provides light industrial performance based staffing services.  A son of our Chief Executive Officer, Joseph J. Raymond, Jr., holds a 50% interest in ALS, LLC, which acquired substantially all of the assets of our Miami Springs, Florida office in August 2003.  ALS, LLC is the holding company for Advantage Services Group, LLC, which provides payrolling services to certain of our clients.  In 2001, Mr. O’Donnell formed MOD Ventures, LLC, which provides specialized underwriting and capitalization services for new or high growth ventures, and which provided consulting services to us in February and March 2003.  In addition, Mr. O’Donnell recently formed Summerlin Capital Partners, which engages in leasing/asset-based financial services consulting.  Formerly, Mr. O’Donnell was managing Director of the Global Technology Services division of GATX Capital.  We can give no assurance that we will be able to finalize the proposed employment relationship with Mr. O’Donnell.

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

(b)                                                                     Reports on Form 8-K

On January 6, 2004, the Company filed a Form 8-K to report on the death, on January 2, 2004, of Mr. H. Robert Kingston, Director, and also to report that, on December 29, 2003, the Company issued a news release to report its financial results for the fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: May 17, 2004	By:	/s/ Joseph J. Raymond
Joseph J. Raymond
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: May 17, 2004	By:	/s/ Michael A. Maltzman
Michael A. Maltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)