Form 10-Q
period 2004-06-30
STRATUS SERVICES GROUP INC
filed 2004-08-16
CIK 1044391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]        No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]        No [X]

As of August 13, 2004, 14,418,481 shares of the Registrant’s common stock were outstanding.

Part I – Financial Information
Item 1 – Financial Statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

Assets	June 30, 2004	September 30, 2003

	(Unaudited)
Current assets
Cash	$117,327	$53,753
Accounts receivable–less allowance for doubtful accounts of $2,272,000 and $1,733,000	14,079,441	12,833,749
Unbilled receivables	1,545,664	671,271
Notes receivable (current portion)	25,949	25,240
Prepaid insurance	2,259,443	2,271,715
Prepaid expenses and other current assets	201,153	277,262

	18,228,977	16,132,990

Notes receivable (net of current portion)	81,003	95,166
Note receivable – related party	124,706	128,000
Property and equipment, net of accumulated depreciation	690,450	937,718
Intangible assets, net of accumulated amortization	1,184,558	1,501,509
Goodwill	5,816,353	5,816,353
Deferred registration costs	853,554	374,365
Other assets	206,871	164,380

	$27,186,472	$25,150,551

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$400,977	$737,514
Loans payable – related parties	457,337	503,377
Notes payable – acquisitions (current portion)	728,389	657,224
Line of credit	10,467,082	8,312,275
Cash overdraft	15,979	699,057
Insurance obligation payable	233,890	97,506
Accounts payable and accrued expenses	8,578,999	4,787,404
Accrued payroll and taxes	2,738,141	2,473,596
Payroll taxes payable	4,976,415	5,021,411
Put options liability	823,000	823,000

	29,420,209	24,112,324

Loans payable (net of current portion)	6,824	37,890
Notes payable – acquisitions (net of current portion)	1,590,682	2,065,280
Convertible debt	40,000	40,000
Series A voting redeemable convertible preferred stock, $.01 par value,
1,458,933 shares issued and outstanding, liquidation preference of
$4,376,799 (including unpaid dividends of $881,534 and $671,752)	4,206,541	3,809,752

	35,264,256	30,065,216
Commitments and contingencies
Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series E non-voting convertible preferred stock, $.01 par value,
47,728 and 40,257 shares issued and outstanding, liquidation preference
of $4,772,920 (including unpaid dividends of $237,865 and $60,295)	5,010,785	4,086,130

See notes to condensed consolidated financial statements.

Series F voting convertible preferred stock, $.01 par value, 6,000 and
8,000 shares issued and outstanding, liquidation preference of $600,000
(including unpaid dividends of $61,500 and $28,000)	661,500	828,000

Common stock, $.04 par value, 100,000,000 shares authorized; 6,237,144
and 4,948,759 shares issued and outstanding	249,486	197,950
Additional paid-in capital	10,976,252	11,728,943
Accumulated deficit	(24,975,807)	(21,755,718)

Total stockholders’ equity (deficiency)	(8,077,784)	(4,914,695)

	$27,186,472	$25,150,551

See notes to condensed consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,

	2004		2003	2004	2003

			(Restated)		(Restated)

Revenues		$29,873,378	$21,541,937	$77,273,167	$55,209,395

Cost of revenues		27,297,094	18,437,149	68,391,476	46,911,643

Gross Profit		2,576,284	3,104,788	8,881,691	8,297,752

Selling, general and administrative expenses		3,743,508	3,741,326	9,925,748	9,795,623

Other charges		—	—	—	340,000

Operating income (loss) from continuing operations		(1,167,224)	(636,538)	(1,044,057)	(1,837,871)

Other income (expenses)
Interest and financing costs		(1,178,623)	(349,429)	(2,195,297)	(1,277,919)
Other income		30,906	42,465	19,265	71,405

		(1,147,774)	(306,964)	(2,176,032)	(1,206,514)

(Loss) from continuing operations		(2,314,998)	(943,502)	(3,220,089)	(3,044,385)

Discontinued operations – (loss) from discontinued
operations		—	(358,837)	—	(777,054)
Gain on sale of discontinued operations		—	13,958	—	13,958

Net (loss)		(2,314,998)	(1,288,381)	(3,220,089)	(3,807,481)
Dividends and accretion on preferred stock		(81,898)	(181,075)	(1,330,655)	(954,832)

Net (loss) attributable to common stockholders	$	$ (2,396,896)	$(1,469,456)	$(4,550,744)	$(4,762,313)

Net (loss) per share attributable
to common stockholders

Basic:
(Loss) from continuing operations		$(.38)	$(.24)	$(.78)	$(.95)
(Loss) from discontinued operations		—	(.07)		(.18)

Net (loss)		$(.38)	$(.31)	$(.78)	$(1.13)

Diluted:
(Loss) from continuing operations		$(.38)	$(.24)	$(.78)	$(.95)
(Loss) from discontinued operations		—	(.07)	—	(.18)

Net (loss)		$(.38)	$(.31)	$(.78)	$(1.13)

Weighted average shares outstanding per common share
Basic		6,237,144	4,716,908	5,845,026	4,230,674
Diluted		6,237,144	4,716,908	5,845,026	4,230,674

See notes to condensed consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30, 2004		June 30, 2003

Cash flows (used in) operating activities
Net (loss) from continuing operations	$	$ (3,220,089)	$(3,044,385)
Net (loss) from discontinued operations		—	(763,096)
Adjustments to reconcile net (loss) to net cash used by operating activities
Depreciation		300,222	409,607
Amortization		317,021	285,744
Provision for doubtful accounts		525,000	475,000
Deferred financing costs amortization		804	1,206
(Gain) on sale of discontinued operations		—	(13,958)
Common stock and warrants issued for fees		—	47,000
Accrued interest		839,615	51,946
Imputed interest		62,411	45,029
Dividends and accretion on preferred stock		396,789	—
Changes in operating assets and liabilities
Accounts receivable		(2,645,085)	(3,893,707)
Prepaid insurance		12,272	(464,254)
Prepaid expenses and other current assets		76,109	34,140
Other assets		(43,295)	(71,246)
Insurance obligation payable		136,384	40,529
Accrued payroll and taxes		264,545	634,131
Payroll taxes payable		372,263	993,244
Accounts payable and accrued expenses		2,591,722	2,512,393

Total adjustments		3,206,777	1,086,804

		(13,312)	(2,720,677)

Cash flows from (used in) investing activities
Purchase of property and equipment		(52,954)	(227,840)
Payments for business acquisitions		—	(61,644)
Collection of note receivable		16,748	508

		(36,206)	(288,976)

Cash flows from financing activities
Payment of registration costs		(479,189)	—
Proceeds from issuance of Preferred Stock		—	186,400
Proceeds from loans payable		12,337	755,000
Payments of loans payable		(374,940)	(188,418)
Proceeds from loans payable—related parties		—	416,337
Payments of loans payable—related parties		(51,000)	(75,000)
Payments of notes payable – acquisitions		(465,844)	(514,387)
Net proceeds from line of credit		2,154,806	1,768,954
Cash overdraft		(683,078)	920,751
Dividends paid		—	(47,657)

		113,092	3,221,980

Net change in cash and cash equivalents		63,574	212,327
Cash – beginning		53,753	162,646

Cash – ending	$	$ 117,327	$374,973

See notes to condensed consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30, 2004	June 30, 2003

Supplemental disclosure of cash paid
Interest	$958,893	$988,428

Schedule of noncash investing and financing activities
Fair value of assets acquired	$—	$1,266,519
Less: cash paid	—	(176,644)

Liabilities assumed	$—	$1,089,875

Issuance of common stock upon conversion of convertible preferred stock	$572,500	$855,700

Issuance of common stock in exchange for accounts payable and accrued expenses	$57,000	$37,500

Issuance of warrants for fees	$—	$19,500

Issuance of common stock for fees	$—	$27,500

Cumulative dividends and accretion on preferred stock	$1,330,665	$674,175

See notes to condensed consolidated financial statements.

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

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The following summarizes revenues:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Restated)		(Restated)

Staffing	$29,846,288	$21,419,413	$77,207,543	$54,674,088

Payrolling	27,090	122,524	65,624	535,307

	$29,873,378	$21,541,937	$77,273,167	$55,209,395

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

NOTE 2 - LIQUIDITY

At June 30, 2004, the Company had limited liquid resources. Current liabilities were $29,420,209 and current assets were $18,228,977. The difference of $11,191,232 is a working capital deficit, which is primarily the result of losses incurred during the last four years. Current liabilities include a cash overdraft of $15,979, which is represented by outstanding checks. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

STRATUS SERVICES GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 – REVERSE STOCK SPLIT

On July 14, 2004, the Company effected a one-for-four reverse stock split of the Company’s common stock. All references to per share information and the number of shares issued and outstanding for 2004 and 2003 have been adjusted to reflect the reverse stock split on a retroactive basis.

NOTE 4 – NEW ACCOUNTING PRONOUNCEMENTS

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

As a result of adopting FIN 46R, the Company has consolidated Stratus Technology Services, LLC (“STS”), a joint venture in which the Company has a 50% interest (See Note 13). The Company was deemed to be the primary beneficiary of STS since a son of the Chief Executive Officer of the Company has a majority interest in the other 50% venturer. STS provides information technology staffing services. After elimination of inter-company balances, there are no assets remaining of STS included in the Company’s consolidated balance sheet.

Prior to the adoption of FIN 46R, the Company accounted for its investment in STS under the equity method and accordingly, included its share of the earnings (loss) of STS in “Other income (expense)”. Beginning with the third quarter of fiscal 2004, STS was no longer accounted for under the equity method, and its revenues and expenses are included in the Company’s consolidated statement of operations. The other venturer’s share of earnings (loss) is reflected as a minority interest.

Creditors of STS have no recourse to the general credit of the Company.

NOTE 5 – EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. There were no dilutive shares for the three and nine months ended June 30, 2004 and 2003.

NOTE 6 – INTANGIBLE ASSETS

We completed our annual impairment review of goodwill during the first quarter of fiscal 2004 and determined that no impairment charge was required.

As of June 30, 2004 and September 30, 2003, intangible assets consisted of the following:

	June 30, 2004	September 30, 2003

Covenant-not-to-compete	$230,480	$230,480
Customer list	1,957,709	1,957,709

	2,188,189	2,188,189

Less: accumulated amortization	(1,003,631)	(686,610)

	$1,184,558	$1,501,579

STRATUS SERVICES GROUP, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

Estimated amortization expense for each of the next five years is as follows:

For the Twelve Months Ending June 30,

2005	$449,000
2006	156,000
2007	156,000
2008	154,000
2009	152,000

NOTE 7 – LINE OF CREDIT

The Company has a loan and security agreement (the “Loan Agreement”) with a lending institution whereby the Company can borrow up to 85% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company’s tangible net worth (as defined). Until April 10, 2003, borrowings under the Loan Agreement bore interest at 1 3/4% above the prime rate. Effective April 10, 2003, the Company entered into a modification of the Loan Agreement, which provides that borrowings under the Loan Agreement bear interest at 3% above the prime rate. The prime rate at June 30, 2004 was 4.25% . Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets. The Loan Agreement expires on June 12, 2005.

At June 30, 2004, the Company was in violation of the following covenants under the Loan Agreement:

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

In July 2003, the Company entered into an agreement with Artisan (UK) plc (“Artisan”) pursuant to which the Company has agreed to redeem the aggregate 1,458,933 shares of its Series A Preferred Stock owned by Artisan.com and Cater Barnard (USA) plc, an affiliate of Artisan. These shares represent all of the shares of Series A Preferred Stock currently outstanding. The agreement, as amended in March 2004, provides that the Company’s obligation to redeem the Series A Preferred Stock is contingent upon the Company’s sale of not less than $1,000,000 of units consisting of one share of common stock and one common stock warrant (“Units”) in a 9 proposed “best-efforts” public offering of securities (the “Offering”). If the Company sold at least $1,000,000 of Units in the Offering, it was obligated to pay $500,000 to Artisan within 7 days after the $1,000,000 of Units were sold (see Note 14). In addition, the Company will be obligated to pay Artisan an additional $250,000 by January 31, 2005 or, at the Company’s option, issue to Artisan shares of the Company’s common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for the 30 trading days preceding January 31, 2005. If the Company fails to make the $250,000 payment in cash or stock, it will be required to pay Artisan $300,000 in cash, plus interest calculated on a daily basis at a rate of 18% a year from the date of the default to the date the default is cured.

STRATUS SERVICES GROUP, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

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

During the nine months ended June 30, 2004, the Company issued 11,196 shares of Series E Preferred Stock to the Series E shareholders in respect of penalties arising out of the Company’s failure to timely register the shares issuable upon conversion of the Series E Preferred Stock for public re-sale.

During the nine months, ended June 30, 2004, holders of Series E Preferred Stock converted 3,725 shares into 713,384 shares of common stock at conversion prices between $.116 and $.1575. During the nine months, ended June 30, 2003, holders of Series E Preferred Stock converted 6,652 shares into 1,282,228 shares of Common Stock at conversion prices between $.108 and $.2475.

In February 2004, the Company commenced an exchange offer pursuant to which the Company offered to exchange each outstanding share of its Series E Preferred Stock for, at the election of the holder, common stock and common stock purchase warrants or Series I Preferred Stock and common stock purchase warrants (the “Exchange Offer”). (see Note 14)

Pursuant to the terms of the Exchange Offer, as amended, the Company exchanged each share of Series E Preferred Stock, at the holder’s election, for either (i) 125 shares of common stock and 250 common stock purchase warrants for each $100 of stated value and accrued dividends represented by the Series E Preferred Stock; or (ii) one share of Series I Preferred Stock having a stated value of $100 per share and 125 common stock purchase warrants for each $100 in liquidation preference and accrued dividends represented by the Series E Preferred Stock.

Each warrant entitles its owner to purchase one share of the Company’s common stock for $.76. The warrants will be exercisable at any time during the period commencing July 14, 2005 and ending January 17, 2007, unless the Company has redeemed them. The Company may redeem the warrants, at a redemption price of $.08 per warrant, upon thirty days prior written notice beginning one year after the closing of the Exchange Offer, once the closing bid price of its common stock has been at least $1.33 for 20 consecutive trading days.

STRATUS SERVICES GROUP, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company will be required to redeem each share of the Series I Preferred Stock for an amount equal to the stated value of $100 per share plus all accrued and unpaid dividends on the one year anniversary date of the issuance of the Series I Preferred Stock to the extent permitted by applicable law; provided, however, that the Company will have the right to extend the required redemption date for an additional one year, in which case the Company will be required to pay all dividends accrued through the first year of issuance in cash and issue to each holder of Series I Preferred Stock, a number of shares of its common stock which then have a value equal to 10% of the stated value of the Series I Preferred Stock held. In addition, if the Company extends the redemption date, the Company will be required to pay dividends quarterly and pay an advisory fee to an advisor designated by the holders of the Series I Preferred Stock in an amount equal to ten percent (10%) of the aggregate stated value of the outstanding shares of Series I Preferred Stock, eight percent (8%) of which will be payable in cash and two percent (2%) of which will be paid in shares of the Company’s common stock, valued at the then current market value. If the Company does not redeem the Series I Preferred Stock by the original one year redemption date and fails to extend the original redemption date, or if the Company fails to redeem the Series I Preferred Stock by the extended redemption date, the dividend rate of the Series I Preferred Stock will increase to twenty-four (24%) per annum and the Series I Preferred Stock will be convertible, at the option of the holder, into either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion or common stock and warrants at a rate of 125 shares of common stock and 250 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock. The Company can give no assurance that it will be able to redeem the Series I Preferred Stock as required. The Company will have the right, at any time during the 12 month period following the closing of the Exchange Offer, to cause all of the outstanding shares of the Series I Preferred Stock to be converted into, at the election of the holder, either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion, or common stock and warrants at a rate of 125 shares of common stock and 250 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock. The discount associated with the conversion feature of the Series I Preferred Stock could result in changes to the Company’s earnings in future periods. Holders of Series I Preferred Stock will have no voting rights, except as provided by law and with respect to certain limited matters.

The Exchange Offer was subject to several conditions, the most significant being the sale of at least $1 million of units in a public offering of units that the Company is conducting at or about the same time as it was conducting the Exchange Offer. This condition was fulfilled on July 14, 2004.

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

STRATUS SERVICES GROUP, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

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

During the nine months ended June 30, 2004, the Company’s CEO converted 2,000 shares of the Series F Preferred Stock into 500,000 shares of common stock. During the nine months ended June 30, 2003, the Company’s CEO converted 2,000 shares of the Series F Preferred Stock into 500,000 shares of common stock.

NOTE 9 – OTHER CHARGES

During the period May 1, 2001 through May 20, 2002, the Company maintained workers’ compensation insurance with an insurance company, with a deductible of $150,000 per incident. The Company had established reserves based upon its evaluation of the status of claims still open in conjunction with claims reserve information provided to the Company by the insurance company. The Company believes that the insurance company has paid and reserved claims in excess of what should have been paid or reserved. Although the Company believes it can recover some of the amounts already paid, this can only be pursued through litigation against the insurance company. Since there is no assurance the Company will prevail, the Company recorded $523,000 of additional payments made and reserves in the nine months ended June 30, 2003. $183,000 of such amount is included in discontinued operations.

STRATUS SERVICES GROUP, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 – STOCK – BASED COMPENSATION

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

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	2003	2004	2003

		(Restated)		(Restated)

Net (loss) from continuing
operations attributable to common
stockholders, as reported	$(2,396,896)	$(1,124,577)	$(4,550,744)	$(3,999,217)

Deduct:
Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of
related tax effects	(213,300)	(281,518)	(630,700)	(1,700,756)

Proforma net (loss) from continuing
operations attributable to common
stockholders	$(2,610,196)	$(1,406,095)	$(5,181,444)	$(5,699,973)

(Loss) from continuing operations
per common share attributable to common
stockholders:
Basic – as reported	$(.38)	$(.24)	$(.78)	$(.95)
Basic – pro forma	$(.42)	$(.30)	$(.88)	$(1.35)

Diluted – as reported	$(.38)	$(.24)	$(.78)	$(.95)
Diluted – pro forma	$(.42)	$(.30)	$(.88)	$(1.35)

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

STRATUS SERVICES GROUP, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

For financial accounting purposes, interest on the note has been imputed at a rate of 11% per year. Accordingly, the note and Base Purchase Price has been recorded at $845,875. In accordance with SFAS No. 141, “Business Combinations” the contingent portion of the purchase price has been recognized as a liability to the extent that the net acquired assets exceed the purchase price. Accordingly, $244,000 is included in “Accounts payable and accrued expenses” on the attached balance sheets as of June 30, 2004 and September 30, 2003. There was an additional $176,644 of costs paid to third parties in connection with the acquisition.

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

The unaudited pro forma results of operations for the nine months ended June 30, 2003 presented below assume that the acquisition had occurred at the beginning of fiscal 2003. This information is presented for informational purposes only and includes certain adjustments such as amortization of intangibles resulting from the acquisitions and interest expense related to acquisition debt.

Revenues	$60,787,395
Net (loss) from continuing operations attributable to common stockholders	(3,790,770)

Net (loss) per share attributable to common stockholders
Basic	$(.95)
Diluted	$(.95)

NOTE 12 – DISCONTINUED OPERATIONS

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

On August 22, 2003, the Company completed the sale, effective as of August 18, 2003 (the “ALS Effective Date”) of substantially all of the tangible and intangible assets, excluding accounts receivable, of its Miami Springs, Florida office. Pursuant to the terms of the Asset Purchase Agreement between the Company and ALS, LLC, a Florida limited liability company (“ALS”) dated August 22, 2003 (the “Purchase Agreement”), the purchase price for the purchased assets was $128,000, which was paid by a promissory note, which bears interest at the rate of 7% per year with payments over a 60 month period. The amount of the monthly payments due under the note is greater of $10 per month or 20% of the monthly net profits generated by the staffing business originating from the purchased assets. However, until such time as all outstanding amounts due and owing by the Company to ALS, as of the date of the Purchase Agreement in the amount of $289,635, ($81,706 at June 30, 2004), have been paid in full, these monthly payments shall be deducted from any and all amounts due from the Company to ALS (see Note 13). The note is secured by a security interest in all of the purchased assets.

STRATUS SERVICES GROUP, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Revenues from the aforementioned certain branches were $4,097,916 and $14,334,248 for the three and nine months ended June 30, 2003, respectively.

The statement of operations for the three and nine months ended June 30, 2003, has been reclassified to reflect the operating results of the sold branches as discontinued operations.

NOTE 13 - RELATED PARTY TRANSACTIONS

Consulting Agreement

The son of the Chief Executive Officer of the Company (the (“CEO”) provides consulting services to the Company. Consulting expense under this arrangement was $46,500 and $46,600 for the nine months ended June 30, 2004 and 2003, respectively. The Company has paid consulting fees to an entity whose stockholder is another son of the CEO of the Company. Consulting fees under this arrangement amounted to $36,750 and $76,000 for the nine months ended June 30, 2004 and 2003, respectively.

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

STRATUS SERVICES GROUP, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

Effective March 31, 2004, the Company adopted the provisions of FIN 46R as it relates to STS (See Note 3).

Note Receivable

The “Note Receivable – related party” as of June 30, 2004, is the amount due from ALS in connection with the sale of the Company’s Miami Springs, Florida office (see Note 12). ALS is the holding company for Advantage Services Group, LLC (“Advantage”).

Cost of Revenues

In November 2003, the Company entered into agreements with Advantage, whereby Advantage is to provide payrolling services with respect to four of the Company’s accounts, at agreed-upon pay rates plus burden (payroll taxes and workers’ compensation insurance) and a fee ranging between 2.5% and 3.0% of pay rates. Costs incurred under the agreements and a previous agreement were $3,046,294 and $1,732,611 in the nine months ended June 30, 2004 and 2003, respectively. (see Note 14)

In addition to the foregoing, in November 2003, the Company agreed to pay Advantage $5,000 per week until $225,000 owed to Advantage in connection with the previous agreement for payrolling services has been paid. As of June 30, 2004, $143,294 has been paid under this agreement. The obligation to pay this amount is secured by a warrant to purchase 2,000,000 shares of the Company’s common stock. The warrant, which is exercisable only if the Company defaults on its payment obligations to Advantage, has an exercise price equal to the lower of $.60 per share or 75% of the then current market price of the common stock. (see Note 14)

On June 21, 2004, the Company entered into an Employer Service Agreement with Advantage, with an effective date of May 17, 2004, which provides that Advantage will provide outsourcing services for the Company’s Delaware and Maryland employees, at agreed-upon pay rates plus burden (payroll taxes and workers’ compensation insurance) plus a fee of 2% of pay rates.

NOTE 14 – SUBSEQUENT EVENTS

On July 21, 2004, the Company paid to the holder of its Series A Preferred Stock the sum of $500,000 per the terms of its agreement to redeem all outstanding shares of Series A Preferred Stock upon the sale of at least $1,000,000 of units in its best efforts offering of up to $10,000,000 of units. In addition, the Company issued 1,750,000 shares of Common Stock to the holder of the Series A Preferred Stock on August 13, 2004 in connection with the redemption and at that time, the shares of Series A Preferred Stock redeemed by the Company were cancelled.

On May 19, 2004, the Registration Statement on Form S-1 that the Company filed with the Securities and Exchange Commission, in connection with its offering (the “Offering”) of units consisting of one share of the Company’s common stock and one warrant to purchase common stock, became effective. The Offering was conducted through the Company’s underwriter, Essex & York, Inc., on a minimum $1,000,000 – maximum $10,000,000 “best-efforts” basis. If the Company did not sell at least 1,250,000 units in the Offering, the Offering would have been cancelled.

On July 14, 2004, the Company sold $1,984,422 of units in connection with the initial closing of the Offering. On July 26, 2004, the Company sold an additional $649,100 of units in connection with a second closing of the Offering.

On August 11, 2004, the Company completed the final closing on the Unit Offering. Gross proceeds of the final closing were $1,337,500.

Thus, total gross proceeds from the offering were $3,971,322 and total net proceeds before deducting certain costs of the Offering were $3,457,433.

Total Units sold in the Offering were 4,964,153.

On July 21, 2004, the Series E shareholders agreed to waive any further penalties with respect to the Company’s failure to register shares issuable upon conversion of the Series E Preferred Stock for public resale, and acknowledged that the penalties that accrued in March 2004 were the last penalties due and owing to the Series E shareholders.

STRATUS SERVICES GROUP, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

In February 2004, the Company commenced an exchange offer pursuant to which the Company offered to exchange each outstanding share of its Series E Preferred Stock for, at the election of the holder, common stock and common stock purchase warrants or Series I Preferred Stock and common stock purchase warrants (the “Exchange Offer”).

Pursuant to the terms of the Exchange Offer, as amended, the Company exchanged each share of Series E Preferred Stock, at the holder’s election, for either (i) 125 shares of common stock and 250 common stock purchase warrants for each $100 of stated value and accrued dividends represented by the Series E Preferred Stock; or (ii) one share of Series I Preferred Stock having a stated value of $100 per share and 125 common stock purchase warrants for each $100 in liquidation preference and accrued dividends represented by the Series E Preferred Stock.

Each warrant entitles its owner to purchase one share of the Company’s common stock for $.76. The warrants will be exercisable at any time during the period commencing July 14, 2005 and ending January 17, 2007, unless the Company has redeemed them. The Company may redeem the warrants, at a redemption price of $.08 per warrant, upon thirty days prior written notice beginning one year after the closing of the Exchange Offer, once the closing bid price of its common stock has been at least $1.33 for 20 consecutive trading days.

The Exchange Offer closed on August 5, 2004. The results of the Exchange Offer were as follows: 25,158 shares of Series E Preferred Stock, plus accrued dividends thereon, were exchanged for 3,317,250 shares of common stock and 6,634,500 warrants to purchase common stock, 20,585 shares of Series E Preferred Stock, plus accrued dividends thereon, were exchanged for 21,775 shares of Series I Preferred Stock and 2,721,875 warrants to purchase common stock, and 1,985 shares of Series E Preferred Stock, plus accrued dividends thereon, were not exchanged and remain outstanding.

On July 2, 2004, the Company entered into an Employer Service Agreement with Advantage, with an Effective Date of June 14, 2004, as modified by a letter addendum thereto dated July 6, 2004, which provides that Advantage will handle outsourcing services with respect to accounts of the Company’s Northern California branch offices at agreed-upon pay rates plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2.54% and 2.92% of pay rates.

On August 13, 2004, the Company entered into an Outsourcing Agreement with Advantage, which provides for Advantage to handle outsourcing functions for all of the Company’s California employees at agreed-upon pay rates plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2.54% and 2.92% of pay rates.

The August 13, 2004 Outsourcing Agreement provides that, to the extent the Outsourcing Agreement specifically conflicts with previous service contracts, the Outsourcing Agreement has precedence. Accordingly, all prior service contracts relative to California outsourcing have, as of August 13, 2004, been superceded by the August 13, 2004 Outsourcing Agreement.

While these contracts were arrived at through negotiations with a related party, the Company believes that all transactions with related parties have been on terms no less favorable to us than those that could have been obtained from unaffiliated third parties.

In August 2004, the Company repaid the balance due Advantage in connection with a previous agreement (see Note 13) and accordingly, canceled the warrant.

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

Introduction

We provide a wide range of staffing and productivity consulting services nationally through a network of offices located throughout the United States. Regardless of the type of temporary service offering we provide, we recognize revenues based on hours worked by assigned personnel. Generally, we bill our customers a pre-negotiated, fixed rate per hour for the hours worked by our temporary employees. Therefore, we do not separate our various service offerings into separate offering segments. We do not routinely provide discrete financial information about any particular service offering to assess its performance. As set forth below, certain of our service offerings target specific markets, but we do not necessarily conduct separate marketing campaigns for such services. We are responsible for workers’ compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we place. These expenses are included in the cost of revenue. Because we pay our temporary employees only for the hours they actually work, wages for our temporary personnel are a variable cost that increases or decreases in proportion to revenues. Gross profit margin varies depending on the type of services offered. In some instances, temporary employees placed by us may decide to accept an offer of permanent employment from the customer and thereby “convert” the temporary position to a permanent position. Fees received from such conversions are included in our revenues. Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.

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

The purchase price for the assets acquired by ALS was arrived at through negotiations with a related party purchaser. The son of our President and Chief Executive Officer is a 50% member in ALS, LLC. We believe that the terms of the transaction are comparable to those, which would have been obtained in a transaction with an unrelated party. Proceeds from the Note will be used to pay down existing debt and for working capital purposes.

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

Continuing Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues. Revenues increased 38.7% to $29,873,378 for the three months ended June 30, 2004 from $21,541,937 for the three months ended June 30, 2003. This increase was a result of an increase in billable hours.

Gross Profit. Gross profit decreased 17.0% to $2,576,284 for the three months ended June 30, 2004 from $3,104,788 for the three months ended June 30, 2003. Gross profit as a percentage of revenues decreased to 8.6% for the three months ended June 30, 2004 from 14.4% for the three months ended June 30, 2003.

Effective May 2004, the California State Compensation Insurance Fund increased our effective workers’ compensation rates by approximately 238%. This increase reduced our gross profit by approximately $800,000 or 2.7% of revenues. In August 2004, we entered into an agreement to outsource all payroll in California, which will eliminate the negative impact of the increased workers’ compensation costs (see Note 14 to Condensed Consolidated Financial Statements). Exclusive of this increased cost, our gross profit would have increased 8.7%, as a result of increased revenues. Gross profit as a percentage of revenues, exclusive of the 2.7% decrease, decreased 3.1% as a result of increases in state unemployment taxes and other increases in the cost of workers’ compensation insurance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained substantially the same for the three months ended June 30, 2004 and 2003 ($3,743,508 and $3,741,326, respectively). Selling, general and administrative expenses as a percentage of revenues decreased to 12.5% for the three months ended June 30, 2004 from 17.4% for the three months ended June 30, 2003. The decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Interest and Financing Costs. Interest and financing costs increased 237.3% to $1,178,623 for the three months ended June 30, 2004 from $349,429 for the three months ended June 30, 2003. Interest and financing costs as a percentage of revenues increased to 3.9% for the three months ended June 30, 2004 from 1.6% for the three months ended June 30, 2003. Prior to September 30, 2003, the current value of our Series A Preferred Stock had been included in stockholders’ equity. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the current value of our Series A Preferred Stock was reclassified as a liability. Accordingly, $132,941 of dividends and accretion relating to the Series A Preferred Stock is included in interest and financing costs in the three months ended June 30, 2004. As a result of our redemption of all the Series A Preferred Stock effective July 21, 2004, we will no longer incur these costs subsequent to that date. In addition, we accrued approximately $600,000 in additional interest due to delinquent payroll taxes.

Net Earnings (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had net (loss) and net (loss) attributable to common stockholders of $(2,314,998) and $(2,396,896), respectively, for the three months ended June 30, 2004 compared to a net (loss) and net (loss) attributable to common stockholders of $(943,502) and $(1,124,577) for the three months ended June 30, 2003, respectively.

Continuing Operations

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

Revenues. Revenues increased 40.0% to $77,273,167 for the nine months ended June 30, 2004 from $55,209,395 for the nine months ended June 30, 2003. Approximately $5.0 million of the increase was attributable to the acquisition in December 2002. Excluding acquisitions, revenues increased 31.0% . This increase was the result of an increase in billable hours.

Gross Profit. Gross profit increased 7.0% to $8,881,691 for the nine months ended June 30, 2004 from $8,297,752 for the nine months ended June 30, 2003. Gross profit as a percentage of revenues decreased to 11.5% for the nine months ended June 30, 2004 from 15.0% for the nine months ended June 30, 2003.

Effective May 2004, the California State Compensation Insurance Fund increased our effective workers’ compensation rates by approximately 238%. This increase reduced our gross profit by approximately $800,000 or 1.0% of revenues. In August 2004, we entered into an agreement to outsource all payroll in California, which will eliminate the negative impact of the increased workers’ compensation costs. (see Note 14 to Condensed

Consolidated Financial Statements) Exclusive of this increased coast, our gross profit would have increased 16.7%, as a result of increased revenues. Gross profit as a percentage of revenues, exclusive of the 1.0% decrease, decreased 2.5% as a result of increases in state unemployment taxes and other increases in the cost of workers’ compensation insurance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1.3% to $9,925,748 for the nine months ended June 30, 2004 from $9,795,623 for the nine months ended June 30, 2003. Selling, general and administrative expenses as a percentage of revenues decreased to 12.8% for the nine months ended June 30, 2004 from 17.7% for the nine months ended June 30, 2003. The percentage decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

Other Charges. During the period May 1, 2001 through May 20, 2002, we maintained workers’ compensation insurance with an insurance company, with a deductible of $150,000 per incident. We had established reserves based upon our evaluation of the status of claims still open in conjunction with claims reserve information provided to us by the insurance company. We believe that the insurance company has paid and reserved claims in excess of what should have been paid or reserved. Although we believe we can recover some of the amounts already paid, this can only be pursued through litigation against the insurance company. Since there is no assurance we will prevail, we recorded $340,000 of additional payments made and reserves in the nine months ended June 30, 2003.

Interest and Financing Costs. Interest and financing costs increased 71.8% to $2,195,297 for the nine months ended June 30, 2004 from $1,277,919 for the nine months ended June 30, 2003. Prior to September 30, 2003, the current value of our Series A Preferred Stock had been included in stockholders’ equity. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the current value of our Series A Preferred Stock was reclassified as a liability. Accordingly, $396,789 of dividends and accretion relating to the Series A Preferred stock is included in interest and financing costs in the nine months ended June 30, 2004. As a result of our redemption of all the Series A Preferred Stock effective July 21, 2004, we will no longer incur these costs subsequent to that date. In addition, we accrued approximately $600,000 in additional interest due to delinquent payroll taxes.

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net (loss) and net (loss) attributable to common stockholders of $(3,220,089) and $(4,550,744), respectively for the nine months ended June 30, 2004, compared to a net (loss) and net (loss) attributable to common stockholders of $(3,044,385) and $(3,999,217) for the nine months ended June 30, 2003, respectively.

Liquidity and Capital Resources

At June 30, 2004, we had limited liquid resources. Current liabilities were $29,420,209 and current assets were $18,228,977. The difference of $11,191,232 is a working capital deficit, which is primarily the result of losses incurred during the last four years. These conditions raise substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

In order to raise capital to sustain our operations, we filed a Registration Statement on Form S-1 with respect to an offering of securities (the “Offering”). We were seeking to raise up to a maximum of $10,000,000 through the sale of units consisting of common stock and warrants to purchase common stock. We sold $1,984,422, $649,100 and $1,337,800 of units on July 14, 2004, July 26, 2004 and August 11, 2004, respectively, in connection with the Offering.

Net cash used in operating activities was $13,312 and $2,720,677 in the nine months ended June 30, 2004 and 2003, respectively.

Net cash used in investing activities was $36,206 and $288,976 in the nine months ended June 30, 2004 and 2003, respectively. Cash used for acquisitions for the nine months ended June 30, 2003, was $61,644. The balance in both periods was primarily for capital expenditures.

Net cash provided by financing activities was $113,092 and $3,221,980 in the nine months ended June 30, 2004 and 2003, respectively. During the nine months ended June 30, 2003, we received $186,400 in proceeds from the issuance of our Preferred Stock. We had net borrowings of $2,154,806 and $1,768,954 under our line of credit in the nine months ended June 30, 2004 and 2003, respectively. Net short-term borrowings (repayments) were $(413,603) and $907,919 in the nine months ended June 30, 2004 and 2003, respectively. Payments of notes payable - acquisitions was $465,844 and $514,387 in the nine months ended June 30, 2004 and 2003, respectively.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, start-up expenses of new offices, expansion of services offered, workers’ compensation, general liability and other insurance coverages, debt service and costs relating to other transactions such as acquisitions. Temporary employees are paid weekly.

We have a loan and security agreement (the “Loan Agreement”) with Capital Temp Funds, Inc., which provides for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. Until April 10, 2003, borrowings under the Loan Agreement bore interest at a rate of prime plus 1 ¾%. The Loan Agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock. Effective April 10, 2003, we entered into a modification of the Loan Agreement, which provides that borrowings under the Loan Agreement bear interest at 3% above the prime rate. Borrowings under the Loan Agreement are collateralized by substantially all of our assets. As of June 30, 2004, $10,467,082 was outstanding under the credit agreement.

At June 30, 2004, we were in violation of the following covenants under the Loan Agreement:

(i)	Failing to meet the tangible net worth requirements;

(ii)	Our common stock being delisted from the Nasdaq SmallCap Market

We have received a waiver from the lender on all of the above violations.

We are obligated to pay quarterly dividends to holders of our Series E Preferred Stock at a rate of 6% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock. We are obligated to pay monthly dividends on our Series F Preferred Stock at a rate of 7% per annum of the stated value of the stock in preference and priority to any payment of dividends on our common stock. The aggregate stated values of the Series E and Series F Preferred Stock was $4,772,920 and $600,000, respectively, as of June 30, 2004. Dividends on the Series E and Series F Preferred Stock may be paid at the Company’s option in shares of common stock (valued at the conversion price of the applicable class of preferred stock) if such shares have been registered for resale under the Securities Act of 1933.

We issued shares of Series I Preferred Stock upon the closing of the Exchange Offer in August 2004. We will be required to redeem each share of the Series I Preferred Stock for an amount equal to the stated value of $100 per share plus all accrued and unpaid dividends on the one year anniversary date of the issuance of the Series I Preferred Stock to the extent permitted by applicable law; provided, however, that we will have the right to extend the required redemption date for an additional one year, in which case we will be required to pay all dividends accrued through the first year of issuance in cash and issue to each holder of Series I Preferred Stock, a number of shares of its common stock which then have a value equal to 10% of the stated value of the Series I Preferred Stock held. In addition, if we extend the redemption date, we will be required to pay dividends quarterly and pay an advisory fee to an advisor designated by the holders of the Series I Preferred Stock in an amount equal to ten percent (10%) of the aggregate stated value of the outstanding shares of Series I Preferred Stock, eight percent (8%) of which will be payable in cash and two percent (2%) of which will be paid in shares of our common stock, valued at the then current market value. If we do not redeem the Series I Preferred Stock by the original one year redemption date and fail to extend the original redemption date, or if we fail to redeem the Series I Preferred Stock by the extended redemption date, the dividend rate of the Series I Preferred Stock will increase to twenty-four (24%) per annum and the Series I Preferred Stock will be convertible, at the option of the holder, into either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion or common stock and warrants at a rate of 125 shares of common stock and 250 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock. We can give no assurance that we will be able to redeem the Series I Preferred Stock as required. We will have the right at any time during the 12 month period following the closing of the Exchange Offer, to cause all of the outstanding shares of the Series I Preferred Stock to be converted into, at the election of the holder, either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion, or common stock and warrants at a rate of 125 shares of common stock and 250 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock. The discount associated with the conversion feature of the Series I Preferred Stock could result in changes to our earnings in future periods. Holders of Series I Preferred Stock will have no voting rights, except as provided by law and with respect to certain limited matters.

In July 2003, we entered into an agreement with Artisan (UK) plc, the parent company of Artisan.com Limited, pursuant to which we agreed to redeem the aggregate 1,458,933 shares of our Series A Preferred Stock owned by Artisan.com Limited and Cater Barnard (USA) plc, an affiliate of Artisan. These shares represented all of the outstanding shares of Series A Preferred Stock. The agreement, as amended in March 2004, provided that our obligation to redeem the Series A Preferred Stock was contingent upon our sale of not less than $1,000,000 of units in our proposed best efforts offering of units (“Units”). This condition was satisfied in July 2004. As a result, we paid $500,000 and issued 1,750,000 shares of common stock to an assignee of Artisan and redeemed all of the Series A Preferred Stock following the initial closing of the Offering. We are obligated to pay Artisan an additional $250,000 by January 31, 2005, or, at our option, issue to Artisan shares of our common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for the 30 trading days preceding January 31, 2005. If we fail to make the $250,000 payment in cash or stock, we will be required to pay Artisan $300,000 in cash, plus interest calculated on a daily basis at a rate of 18% per year from the date of the default to the date the default is cured.

Other fixed obligations that we had as of June 30, 2004 include:

  $620,627 under a promissory note bearing interest at 7% per year which was issued in connection withour acquisition of Source One and which is payable in equal quarterly installments of $130,717 untilits maturity date in August 2005.
  $973,498 under a promissory note bearing interest at 6% per year, which was issued in connection withour acquisition of certain assets of PES and which is payable in equal quarterly installments of $36,770until its maturity date in December 2011.
  $1,013,827, including $288,881 of imputed interest, under a promissory note which was issued inconnection with our acquisition of Elite and which is payable in equal monthly installments of $13,167until its maturity in November 2010.
  $80,000 under a promissory note that was due in April 2002, which bears interest at 18% per year.
  $4,569 under a promissory note which bears interest at 15% per year and which requires us to makepayments of principal and interest of $8,000 per month until its maturity date in October 2004.
  $7,337 under a promissory note which bears interest at 8% per year and is due on July 1, 2004.
  $41,000 under a demand note bearing interest at 10% per annum issued to a corporation wholly ownedby the son of Joseph J. Raymond, our President and Chief Executive Officer.
  $685,254 under demand loans which bear interest at various rates, including $100,000 owed to a son ofJoseph J. Raymond, $100,000 owed to the brother of Joseph J. Raymond and $100,000 and $116,337owed to a member of the Board of Directors and a trust formed for the benefit of the family of a formermember of the Board of Directors, respectively.
  $46,978 under promissory notes used to acquire and secured by motor vehicles which requireaggregate monthly payments of principal and interest of $3,453 and which become due in full atvarious dates between July and August, 2005.

All of our offices are leased through operating leases that are not included on the balance sheet. As of June 30, 2004, future minimum lease payments under lease agreements having initial terms in excess of one year were: 2005 - $526,000, 2006 - $251,000, 2007 - $184,000, and 2008 - $127,000.

We may be required to make certain “earnout” payments to sellers of businesses that we have acquired in recent years, including Source One, PES and Elite. The amount of these payments, if any, will depend upon the results of the acquired businesses. There were no earnout payments made in fiscal 2003. There is $244,000 included in “Accounts payable and accrued expenses” on the balance sheet as of June 30, 2004 for estimated earnout payments that we recorded as part of the acquisition of Elite.

Source One has the right to require us to repurchase 400,000 shares of our common stock at a price of $2.00 per share at any time after July 27, 2003 and before the later of July 27, 2005 and the full payment of the outstanding note that we issued to it in connection with the acquisition transaction completed with Source One in July 2001. Source One notified us that it was exercising this right on July 29, 2003. We are attempting to negotiate an arrangement, which would permit us to pay this amount over an extended period of time or upon receipt of financing. No assurance can be given that Source One will agree to such an arrangement. In addition, the holder of the $80,000 note, which was due in April 2002, has the right to require us to repurchase 20,000 shares of common stock at a price of $1.00 per share plus interest at a rate of 15% per year until the note is paid in full.

In January 2003, a $367,216 judgment was awarded against us to an insurance carrier. As of June 30, 2004, the judgment has been paid in full and a warrant to satisfy judgment has been filed with the Court.

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Department of Industrial Relations that, if certain payroll delinquencies were not cured, judgment would be entered against us. As of June 30, 2004, there was still an aggregate of $5.0 million in delinquent payroll taxes outstanding and $800,000 of accrued interest thereon, which are included in “Payroll taxes payable” and “Accounts payable and accrued expenses”, respectively, on the balance sheet as of June 30, 2004. Judgment has not been entered against us in California. While judgment has been entered against us in New Jersey, no actions have been taken to enforce same. We continue to work with these state agencies to pay down outstanding delinquencies.

As of June 30, 2004, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements. Stockholders’ (deficiency) at that date was $(8,077,784).

We engaged in various transactions with related parties during the nine months ended June 30, 2004 including the following:

  We paid $46,500 to an entity owned by Jeffrey J. Raymond and who is the son of Joseph J. Raymond,our Chairman, President and Chief Executive Officer, for consulting services. We also paid $36,750to an entity owned by Joseph J. Raymond, Jr., who also is the son of Joseph J. Raymond, forconsulting services. These amounts were included in selling, general and administrative expense. Theservices provided included the identification of acquisition candidates, acquisition advisory services,due diligence, post-acquisition transition services, customer relations, accounts receivable collectionand strategic planning advice.
  Joseph J. Raymond, Jr. is a 50% member in ALS, LLC which is the holding company for AdvantageServices Group, Inc. (“Advantage”). In November 2003, we entered into agreements with Advantage,whereby Advantage is to provide payrolling services with respect to four of our accounts, atAdvantage’s cost plus a fee ranging between 2% to 3%. In addition, if the aggregate payroll ofemployees provided under these agreements does not equal at least $8 million by November 30, 2004,we will be required to pay Advantage an amount equal to 8% of the shortfall. Costs incurred underthe agreement and a previous agreement was $3,046,294 in the nine months ended June 30, 2004.
  In addition to the foregoing, in November 2003, we agreed to pay Advantage $5,000 per week until$225,000 owed to Advantage in connection with the previous agreement for payrolling services hasbeen paid. As of June 30, 2004, $143,294 has been paid under this agreement. The obligation to paythis amount is secured by a warrant to purchase 2,000,000 shares of our common stock. The warrant,which is exercisable only if we default on our payment obligations to Advantage, has an exercise priceequal to the lower of $.15 per share or 75% of the then current market price of the common stock. InAugust 2004, we repaid the balance due Advantage and accordingly, canceled the warrants.

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

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets. Actual results could differ from those estimates. The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003. As of June 30, 2004, there have been no material changes to any of the critical accounting policies contained therein.

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

Item 4. – CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, who concluded that our disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in our internal controls during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

Part II – Other Information
Item 1 – Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business. We do not believe that any currently pending litigation will have a material adverse effect on our financial position or results of operations.

As of the date of this filing, the $367,216 judgment that was awarded against us to an insurance carrier has been paid in full, and a warrant to satisfy judgment has been filed with the Court.

Item 2 – Changes in Securities and Use of Proceeds

On July 14, 2004, we effectuated a one-for-four reverse stock split for our common shares. As of the July 14, 2004 effective date for the reverse split, our common stock is trading on the OTC Bulletin Board under the symbol SSVG.

On July 21, 2004, we paid $500,000 to the holder of our Series A Preferred Stock per the terms of our agreement to redeem all outstanding shares of Series A Preferred Stock upon the sale of at least $1,000,000 of units in the Offering. We issued 1,750,000 shares of our common stock on August 13, 2004 to the holder of the Series A Preferred Stock in connection with the redemption. At that time, the shares of Series A Preferred Stock redeemed by us were cancelled.

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

Since there was no registration statement filed by January 31, 2004, 5,716 shares of Series E Preferred Stock were issued as payment of the $571,605 of penalties due to holders of the Series E Preferred Stock. In March 2004, an additional 5,480 shares of Series E Preferred Stock were issued as payment of $547,980 of penalties due to holders of the Series E Preferred Stock. These issuances were made under Section 4(2) of the Securities Act of 1933.

On July 21, 2004, the Series E shareholders agreed to waive any further penalties on the Series E Preferred Stock, and acknowledged that the March 2004 penalties were the last penalties due and owing to the Series E shareholders.

Item 3 – Defaults Upon Senior Securities

Dividends on our Series E Preferred Stock accrue at a rate of 6% of the stated value per year, payable every 120 days. As of the date of the filing of this report, $9,400 is in arrears on the Series E Preferred Stock.

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly. As of the date of the filing of this report, $66,000 is in arrears on the Series F Preferred Stock.

Item 4 – Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the nine months ended June 30, 2004.

Item 5 – Other Information

In February 2004, we commenced an exchange offer pursuant to which we offered to exchange each outstanding share of our Series E Preferred Stock for, at the election of the holder, common stock and common stock purchase warrants or Series I Preferred Stock and common stock purchase warrants (the “Exchange Offer”).

Pursuant to the terms of the Exchange Offer, as amended, we exchanged each share of Series E Preferred Stock, at the holder’s election, for either (i) 125 shares of common stock and 250 common stock purchase warrants for each $100 of stated value and accrued dividends represented by the Series E Preferred Stock; or (ii) one share of Series I Preferred Stock having a stated value of $100 per share and 125 common stock purchase warrants for each $100 in liquidation preference and accrued dividends represented by the Series E Preferred Stock.

Each warrant entitles its owner to purchase one share of our common stock for $.76. The warrants will be exercisable at any time during the period commencing July 14, 2005 and ending January 14, 2007, unless we have redeemed them. We may redeem the warrants, at a redemption price of $.08 per warrant, upon thirty days prior written notice beginning one year after the closing of the Exchange Offer, once the closing bid price of our common stock has been at least $1.33 for 20 consecutive trading days.

We will be required to redeem each share of the Series I Preferred Stock for an amount equal to the stated value of $100 per share plus all accrued and unpaid dividends on the one year anniversary date of the issuance of the Series I Preferred Stock to the extent permitted by applicable law; provided, however, that we will have the right to extend the required redemption date for an additional one year, in which case we will be required to pay all dividends accrued through the first year of issuance in cash and issue to each holder of Series I Preferred Stock, a number of shares of our common stock which then have a value equal to 10% of the stated value of the Series I Preferred Stock held. In addition, if we extend the redemption date, we will be required to pay dividends quarterly and pay an advisory fee to an advisor designated by the holders of the Series I Preferred Stock in an amount equal to ten percent (10%) of the aggregate stated value of the outstanding shares of Series I Preferred Stock, eight percent (8%) of which will be payable in cash and two percent (2%) of which will be paid in shares of our common stock, valued at the then current market value. If we do not redeem the Series I Preferred Stock by the original one year redemption date and fail to extend the original redemption date, or if we fail to redeem the Series I Preferred Stock by the extended redemption date, the dividend rate of the Series I Preferred Stock will increase to twenty-four (24%) per annum and the Series I Preferred Stock will be convertible, at the option of the holder, into either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion or common stock and warrants at a rate of 125 shares of common stock and 250 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock. We can give no assurance that we will be able to redeem the Series I Preferred Stock as required. We will have the right, at any time during the 12 month period following the closing of the Exchange Offer, to cause all of the outstanding shares of the Series I Preferred Stock to be converted into, at the election of the holder, either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion, or common stock and warrants at a rate of 125 shares of common stock and 250 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock. The discount associated with the conversion feature of the Series I Preferred Stock could result in changes to our earnings in future periods. Holders of Series I Preferred Stock will have no voting rights, except as provided by law and with respect to certain limited matters.

The Exchange Offer closed on August 5, 2004. The results of the Exchange Offer were as follows: 25,158 shares of Series E Preferred Stock, plus accrued dividends thereon, were exchanged for 3,317,250 shares of common stock and 6,634,500 warrants to purchase common stock, 20,585 shares of Series E Preferred Stock, plus accrued dividends thereon, were exchanged for 21,775 shares of Series I Preferred Stock and 2,721,875 warrants to purchase common stock, and 1,985 shares of Series E Preferred Stock, plus accrued dividends thereon, were not exchanged and remain outstanding.

On May 19, 2004, the Registration Statement on Form S-1 that we filed with the Securities and Exchange

Commission, in connection with our Offering of units consisting of one share of our common stock and one warrant to purchase common stock, became effective. The Offering was conducted through our underwriter, Essex & York, Inc., on a minimum $1,000,000 – maximum $10,000,000 “best-efforts” basis. If we did not sell at least 1,250,000 units in the Offering, the Offering would have been cancelled.

On July 14, 2004, we sold $1,984,422 of units in connection with the initial closing of the Offering. On July 26, 2004, we sold an additional $649,100 of units in connection with a second closing of the Offering.

On August 11, 2004, we completed the final closing on the Unit Offering. Gross proceeds of the final closing were $1,337,500.

Thus, total gross proceeds from the Offering were $3,971,322 and total net proceeds, before deducting certain costs of the Offering, were $3,457,433.

Total Units sold in the Offering were 4,964,153.

The descriptions of the Exchange Offer and the Offering set forth above give effect to a one-for-four reverse split of our common stock, which was implemented on July 14, 2004.

On June 21, 2004, we entered into an Employer Service Agreement with Advantage Services Group, LLC, and/or its affiliates (“Advantage”), with an Effective Date of May 17, 2004, which provides that Advantage will provide outsourcing services for our Delaware and Maryland employees, at agreed-upon pay rates plus burden (payroll taxes and workers’ compensation insurance) plus a fee of 2% of pay rates.

On July 2, 2004, we entered into an Employer Service Agreement with Advantage, with an effective date of June 14, 2004, as modified by a letter addendum thereto dated July 6, 2004, which provides that Advantage will handle outsourcing services for certain employees of certain of our Northern California branch offices at agreed-upon pay rates plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2.54% and 2.92% of pay rates.

On August 13, 2004, we entered into an Outsourcing Agreement with Advantage to handle outsourcing functions for all of our California employees at agreed-upon pay rates plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2.54% and 2.92% of pay rates.

The August 13, 2004 Outsourcing Agreement provides, that to the extent the Outsourcing Agreement specifically conflicts with previous service contracts, the Outsourcing Agreement has precedence. Accordingly, all prior service contracts relative to California outsourcing have, as of August 13, 2004, been superceded by the August 13, 2004 Outsourcing Agreement.

While these contracts were arrived at through negotiations with a related party, we believe that all transactions with related parties have been on terms no less favorable to us than those that could have been obtained from unaffiliated third parties.

Item 6 - Exhibits and Reports on Form 8-K
(a)	Exhibits

3.1.8	Certificate of Amendment to Restated Certificate of Incorporation

3.1.9	Certificate of Designation, Preferences and Rights of Series I Preferred Stock

4.2.12	Warrant Agreement between Stratus Services Group, Inc. and American Stock Transfer & Trust Company (including form of warrant certificate)

10.21	Waiver Letter Agreement between Stratus Services Group, Inc. and Series E Shareholders.

10.22	Letter Agreement between the Company and the Series A Holders extending the time for issuance of shares.

10.23	Employer Service Agreement dated June 21, 2004 between Advantage Services Group, LLC and Stratus Services Group, Inc. Certain information has been omitted from this exhibit and is subject to a request for confidential treatment.

10.24	Employer Service Agreement dated July 2, 2004 together with Letter Addendum dated July 6, 2004 between Advantage Services Group, LLC and Stratus Services Group, Inc. Certain information has been omitted from this exhibit and is subject to a request for confidential treatment.

10.25	Outsourcing Agreement dated August 13, 2004 between Advantage Services Group, LLC and Stratus Services Group, Inc. Certain information has been omitted from this exhibit and is subject to a request for confidential treatment.

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On May 4, 2004, the Company filed a Form 8-K to report that on April 22, 2004, the Company issued a news release to report on certain recent developments that resulted in (i) a potential management change and (ii) a change in the Company’s projected financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date:	August 16, 2004	By:	/s/ Joseph J. Raymond

Joseph J. Raymond
Chairman of the Board of Directors,
President and Chief Executive Officer

Date:	August 16, 2004	By:	/s/ Michael A. Maltzman

Michael A. Maltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

