Form 10-K
period 2004-09-30
STRATUS SERVICES GROUP INC
filed 2004-12-23
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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
Common Stock, $.04 par value
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
Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock as reported by the OTC Bulletin Board, as of December 16, 2004, was $5,655,204 based upon 15,708,900 shares held by non-affiliates.

The number of shares of Common Stock, $.04 par value, outstanding as of December 16, 2004 was $.36.

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

In this Annual Report on Form 10-K, references to “Stratus”, “the Company”, “we”, “us” and “our” refer to Stratus Services Group, Inc.

2

FORM 10-K

STRATUS SERVICES GROUP, INC.
Form 10-K for the Fiscal Year Ended September 30, 2004

PART I

ITEM 1.	BUSINESS

General

We are a national business services company engaged in providing outsourced labor and operational resources and temporary staffing services. We were incorporated in Delaware in March 1997 and began operations in August 1997 with the purchase of certain assets of Royalpar Industries, Inc. and its subsidiaries. This purchase provided us with a foundation to become a national provider of comprehensive staffing services. We believe that as businesses increasingly outsource a wider range of human resource functions in order to focus on their core operations, they will require more sophisticated and diverse services from their staffing providers.

We offer different groups of staffing services comprised of Staffing Services, SMARTSolutions™ and Information Technology Services. Our Staffing Services offering provides temporary workers for short-term needs, extended-term temporary employees, temporary-to-permanent placements, recruiting, permanent placements, payroll processing, on-site supervising and human resource consulting. Our SMARTSolutions™ technology, available through our Staffing Services branch offices, provides a comprehensive, customized staffing program designed to reduce labor and management costs and increase workforce efficiency. Our 50% owned joint venture, Stratus Technology Services (“STS”) provides information technology (“IT”) staffing solutions to Fortune 1000, middle market and emerging companies. STS offers expertise in a wide variety of technology practices and disciplines ranging from networking professionals to internet development specialists and application programmers. All service groups seek to act as business partners to our clients rather than merely a vendor. In doing so, they seek to systematically enhance client productivity and positively impact our and our clients’ financial results. We are headquartered at 500 Craig Road, Suite 201, Manalapan, New Jersey 07726 and our telephone number is (800) 777-1557.

Between September 1997 and December 2004, we completed ten acquisitions of staffing businesses, representing thirty offices in seven states. In March 2002, we sold our Engineering Division and in fiscal 2003 we sold the assets of eight of our offices located in Nevada, New Jersey, Florida and Colorado. As of December 21, 2004 we were providing services from 29 locations in 7 states. We also maintain a presence on the Internet with our website at www.stratusservices.com, an informational site designed to give prospective customers and employees additional information regarding our operations.

Financial Information About Industry Segments

We disclose segment information in accordance with SFAS NO. 131, “Disclosure about Segments of an Enterprise and Related Information.” We operate as one business segment which provides different types of staffing services. In accordance with SFAS 131, in concluding that our operations comprise a single operating segment, we have taken into account that we do not compile discrete financial information, other than revenue information, by service offering. As a result, in assessing our performance and making decisions regarding resources to be allocated within our company, our Chief Executive Officer and other members of management review consolidated financial information as well as discrete financial information compiled for each of our branch offices.

Principal Services & Markets

Our business operations are classified as one segment of different types of staffing services that consists of Staffing Services, SMARTSolutions™ and Information Technology Services service offerings, each service offering having a particular specialty niche within our broad array of targeted markets for all our staffing services.

Staffing Services includes both personnel placement and employer services such as payrolling, outsourcing, on-site management and administrative services. Payrolling typically involves the placement of individuals identified by a customer as short-term seasonal or special use workers on our payroll for a designated period. Outsourcing represents a growing trend among businesses to contract with third parties to provide a particular function or business department for an agreed price over a designated period. On-site services involve the placement of one of our employees at the customer’s place of business to manage all of the customer’s temporary staffing requirements. Administrative services include skills testing, drug testing and risk management services. Skills testing available to our customers include cognitive, personality and psychological evaluation and drug testing that is confirmed through an independent, certified laboratory.

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

Stratus Technology Services, LLC. We provide IT services throughout our branch network through our affiliate, STS. STS was formed in November 2000 as a 50/50 joint venture between us and Fusion Business Services, LLC, a New Jersey based technology project management firm, to consolidate and manage the company-wide technology services business into a single entity focused on establishing market share in the IT market for staffing services. See “Part III-Item 13 Certain Relationships and Related Party Transactions”. STS markets its services to client companies seeking staff for project staffing, system maintenance, upgrades, conversions, installations, relocations, etc. STS provides broad-based professionals in such disciplines as finance, pharmaceuticals, manufacturing and media which include such job specifications as Desktop Support Administrators, Server Engineers, Programmers, Mainframe IS Programmers, System Analysts, Software Engineers and Programmer Analysts. In addition, STS, through its roster of professionals, can initiate and manage turnkey IT projects and provide outsourced IT support on a twenty-four hour, seven day per week basis.

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

ENHANCE INFORMATION SYSTEMS. We believe our management information systems are instrumental to the success of our operations. Our business depends on our ability to store, retrieve, process and manage significant amounts of data. We continually evaluate the quality, functionality and performance of our systems in an effort to ensure that these systems meet our operation needs. We utilize the Keynote Staffing Business Software System. This AS/400 based system comes complete with a rich automated skill search capability, quality and performance measurement reporting capabilities and user friendly, proactive tools that we believe improves the level of service our branch offices are capable of delivering.

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

We believe that our investments in information technology have increased our management’s ability to store, retrieve, process and manage information. As a result, we believe we will be able to improve service to our customers and employees by reducing errors and speeding the resolution of inquiries, while more efficiently allocating resources devoted to developing and maintaining the Company’s information technology infrastructure.

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

OUTSOURCE PAYROLL SERVICES IN CERTAIN STATES. We have outsourced payroll services in California, Delaware, Maryland and Texas. This has, to some degree, minimized the impact of increased workers’ compensation costs in those states.

Growth Strategy

Our current strategy for growing our business and improving our financial performance focuses evenly on a combination of internal growth, sales of underperforming offices and strategic acquisitions.

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

•
Expand SMARTSolutions™ and Vendor-on-Premise Programs. We have taken advantage of industry trends by continuing to promote our SMARTSolutions™ program and “vendor-on-premises” programs. As of December 22, 2004, we had 4 SMARTSolutions™ sites and 11 vendor-on-premises programs. Under these programs, we assume administrative responsibility for coordinating all essential staffing services throughout a customer’s location, including skills testing and training.

6

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

SALES OF UNDER-PERFORMING OFFICES. In order to improve our financial performance and generate cash for operations, we sold the assets of seven of our offices which were not performing up to management’s expectations in fiscal 2003. The offices sold were located in Elizabeth, New Brunswick, Paterson, Perth Amboy and Trenton, New Jersey; Miami Springs, Florida and Colorado Springs, Colorado. The terms of these sales are described in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Discontinued Operations/Acquisition or Disposition of Assets.”

PURSUIT OF COMPLEMENTARY AND STRATEGIC ACQUISITIONS. We intend to focus on opportunities for growth through acquisitions in existing as well as new markets. While we have, in recent periods, made our growth through acquisitions a secondary focus to our internal growth, we are continuously evaluating other potential acquisition opportunities.

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

Between August 2001 and December 2004, we completed five acquisitions of primarily staffing companies or divisions of staffing companies. We also sold the assets of 8 of our underperforming offices. Pursuant to our acquisition strategy we made the following purchases:

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

•	In March 2002, we acquired certain assets of Eden Health Employment Services, a temporary staffing firm located in Union City, New Jersey from Wells Fargo Credit, Inc..

•
In December 2002, we acquired the assets of six California and Nevada branches of Elite Personnel Services, Inc., a $30 million (in annual revenues), Downey, California based provider of light industrial and clerical staffing services. This acquisition expands the already-existing California region for continued West Coast expansion.

Competitive Business Conditions

Staffing companies provide one or more of four basic services to clients: (i) flexible staffing; (ii) Professional Employer Organization (“PEO”) services; (iii) placement and search; and (iv) outplacement. According to the American Staffing Association, in the second quarter of 2004, domestic staffing companies employed an average of 2.5 million temporary and contract workers per day, nearly 350,000 more than in the same period in 2003. During the second quarter of 2004, temporary and contract staffing services revenues totaled $15.8 billion, an increase of 13.9% over the same period in 2003. Further, according to the American Staffing Association, during the third quarter of 2004, U.S. staffing firms employed an average of 2.6 million temporary and contract workers per day, on par, with the industry’s peak employment in the third quarter of 2000 and 14% more people than in the same period last year. U.S. sales of temporary and contract staffing services totaled a record $16.5 billion in the third quarter of 2004, an increase of 13.8% over the same period of last year. Sales for the quarter narrowly surpassed those of the third quarter of 2000, the industry’s previous peak, when sales totaled $16.4 billion.

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

We compete with other companies in the recruitment of qualified personnel, the development of client relationships and the acquisition of other staffing and professional service companies. A large percentage of temporary staffing and consulting companies are local operators with fewer than five offices and have developed strong local customer relationships within local markets. These operators actively compete with us for business and, in most of these markets; no single company has a dominant share of the market. We also compete with larger, full-service and specialized competitors in national, regional and local markets. The principal national competitors include MPS Group, Manpower, Inc., Kelly Services, Inc., Olsten Corporation, Spherion Corp., and Norrell Corporation, all of which may have greater marketing, financial and other resources than Stratus. We believe that the primary competitive factors in obtaining and retaining clients are the number and location of offices, an understanding of clients’ specific job requirements, the ability to provide temporary personnel in a timely manner, the monitoring of the quality of job performance and the price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, responsiveness to work schedules and number of hours of work available. We believe our long-term client relationships and strong emphasis on providing service and value to our clients and temporary staffing employees makes us highly competitive.

Customers

During the year ended September 30, 2004, we provided services to 552 customers in 17 states. Our five largest customers represented 25% of our revenue from continuing operations but no one customer exceeded 10% and only one customer exceeded 5%.

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

Employees

As of September 30, 2004, we were employing 7,608 total employees. Of that amount, 116 were classified as staff employees, including 50 outsourced employees, and 6,145 (including outsourced employees) were classified as field or “temp” employees, those employees placed at client facilities.

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

Our auditors have qualified their opinion on our financial statements for the year ended September 30, 2004, with a qualification which raises substantial doubt about our ability to continue as a going concern. Our ability to continue in business depends upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis and our ability to obtain additional financing. At September 30, 2004, we had limited liquid resources and owed $171,000 under promissory notes that are past due or due upon demand. In addition, approximately $5,200,000 of payroll taxes, including interest and penalties, was delinquent. Current liabilities at September 30, 2004 were $31,026,182 and current assets were $20,024,877. The difference of $11,001,305 is a working capital deficit, which is primarily the result of losses incurred during the last three years. We can give no assurance that we will raise sufficient capital to eliminate our working capital deficit or that our creditors will not seek to enforce their remedies against us, which could include the imposition of insolvency proceedings.

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

Our ability to continue growth will depend on a number of factors, including: the strength of demand for temporary employees in our markets; the availability of capital to fund acquisitions; the ability to maintain or increase profit margins despite pricing pressures; and existing and emerging competition. We must also adapt our infrastructure and systems to accommodate growth and recruit and train additional qualified personnel. Should an economic slowdown or a recession continue for an extended period, competition for customers in the staffing industry would increase and may adversely impact management’s allocation of our resources and result in declining revenues.

We rely heavily on executive management and could be adversely affected if our executive management team was not available.

We are highly dependent on our senior executives, including Joseph J. Raymond, our Chairman, CEO and President since September 1, 1997; Michael A. Maltzman, Executive Vice President and Chief Financial Officer who has been serving in that capacity since September 1, 1997; and on the other members of our senior management team. We entered into an employment agreement with Mr. Raymond effective September 1, 1997 for continuing employment until he chooses to retire or until his death and that agreement remains in effect as written. Employment arrangements with Mr. Maltzman and other key members of senior management are at-will. The loss of the services of either Mr. Raymond or Mr. Maltzman and other senior executives or other key executive personnel could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

Our employee-related costs fluctuate and an increase in these costs could have a significant effect on our ability to achieve profitability. We are responsible for all employee-related expenses for the temporary employees, including workers’ compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. We maintain workers’ compensation insurance on a fully-insured guaranteed cost basis with various private carriers and state insurance funds. We have outsourced our California, Delaware and Maryland employees to Advantage Services Group, LLC (See “Part III - Item 13, Certain Relationships and Related Party Transactions”), which outsourcing arrangement has, amongst other benefits, resulted in a decrease in our workers’ compensation costs in those states. We accrue for workers’ compensation costs based upon payroll dollars paid to temporary employees. The accrual rates vary based upon the specific risks associated with the work performed by the temporary employee. Unemployment insurance premiums are set by the states in which our employees render their services. A significant increase in these premiums or in workers’ compensation-related costs or our inability to continue to maintain workers’ compensation coverage could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Our financial results will suffer if we lose any of our significant customers.

As is common in the temporary staffing industry, certain of our engagements to provide services to our customers are of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2003 and 2004, no single customer of ours accounted for more than 10% of our revenues. Nonetheless, the loss of any of our significant customers could have an adverse effect on our business, results of operations, cash flows or financial condition. We are also subject to credit risks associated with our trade receivables. During fiscal 2003 and fiscal 2004, we incurred costs of $875,000 and $525,000, respectively, for bad debts. Should any of our principal customers default on their large receivables, our business results of operations, cash flows or financial condition could be adversely affected.

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

Our success depends upon our ability to attract and retain qualified personnel who possess the skills and experience necessary to meet the staffing requirements of our customers. We have experienced and may continue to experience significant difficulties in hiring and retaining sufficient numbers of qualified personnel to satisfy the needs of our customers. During periods of increased economic activity and low unemployment, the competition among temporary staffing firms for qualified personnel increases. Many regions in which we operate have in the past, and may continue to experience, historically low rates of unemployment which reduces the supply of qualified personnel. Furthermore, we may face increased competitive pricing pressures during such periods. While the current economic environment is uncertain, competition for individuals with the requisite skills is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to us in sufficient numbers and on terms of employment acceptable to us. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Furthermore, a substantial number of our temporary employees during any given year will terminate their employment with us to accept regular staff employment with our customers. The inability to attract and retain qualified personnel could have a material adverse effect on the business, results of operations, cash flows or financial condition.

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

The implementation of unfavorable governmental regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical or otherwise adversely affect our financial performance. If we are determined to be a “Professional Employer Organization,” we cannot assure you that we will be able to satisfy licensing requirements or other applicable regulations. Certain states have enacted laws which govern the activities of Professional Employer Organizations, which generally provide payroll administration, risk management and benefits administration to client companies. These laws vary from state to state and generally impose licensing or registration requirements for Professional Employer Organizations and provide for monitoring of the fiscal responsibility of these organizations. We believe that Stratus is not a Professional Employer Organization and not subject to the laws which govern such organizations; however, the definition of Professional Employer Organization varies from state to state and in some states the term is broadly defined. In addition, we can give no assurance that the states in which we operate will not adopt licensing or other regulations affecting companies which provide commercial and professional staffing services.

We are controlled by our Chairman, who is our principal stockholder, and our management.

As of December 16, 2004, our Chairman of the Board, Joseph J. Raymond, owned or had the right to vote shares representing approximately 12.66% of the outstanding voting power of our capital stock. Our directors and executive officers, as a group, own or have the right to vote shares representing approximately 16.80% of the outstanding voting power of our capital stock. As a result, Mr. Raymond and, if they should determine to act together, our directors and executive officers as a group, will be able to exercise significant influence over the outcome of any matters which might be submitted to our stockholders for approval, including the election of directors and the authorization of other corporate actions requiring stockholder approval.

We are close to the $12 million limit of our Line of Credit.

As of December 17, 2004, we had borrowed $11.1 million of our total available $12 million Line of Credit with our Lender, Capital TempFunds, Inc. If we are unable to increase our Line of Credit, or unable to obtain alternate credit facilities, our ability to continue revenue growth may be limited.

ITEM 2.	PROPERTIES

We own no real property. We lease approximately 6,841 square feet in a professional office building in Manalapan, New Jersey as our corporate headquarters. That facility houses all of our centralized corporate functions, including the Executive management team, payroll processing, accounting, human resources and legal departments. Our lease expires on September 30, 2007. As of September 30, 2004, we leased 26 additional facilities, primarily flexible staffing offices, in 7 states. We believe that our facilities are generally adequate for our needs and we do not anticipate any difficulty in replacing such facilities or locating additional facilities, if needed.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, in routine litigation arising in the ordinary course of business. We do not believe that any currently pending litigation will have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On April 11, 2000, our registration statement on Form SB-2 (Commission File No. 333-83255) for our initial public offering of common stock, $.01 par value, became effective and our shares commenced trading on the Nasdaq SmallCap Market under the symbol “SERV” on April 26, 2000. On February 27, 2002, our common stock was delisted from the Nasdaq SmallCap Market and is currently trading on the NASD OTC Bulletin Board under the symbol “SERV.OB”. There were approximately 102 holders of record of common stock as of December 16, 2004. This number does not include the number of shareholders whose shares were held in “nominee” or “street name”. The table below sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Stock Market and by the NASD OTC Bulletin Board, as adjusted to give retroactive effect to the one-for-four reverse split of our common stock, which became effective on July 14, 2004.

Fiscal Year 2003	High	Low
Quarter Ended December 31, 2002	$2.20	$0.48
Quarter Ended March 31, 2003	1.80	0.88
Quarter Ended June 30, 2003	2.20	0.80
Quarter Ended September 30, 2003	1.32	0.40

Fiscal Year 2004	High	Low
Quarter Ended December 31, 2003	1.32	0.66
Quarter Ended March 31, 2004	1.36	0.76
Quarter Ended June 30, 2004	1.12	0.76
Quarter Ended September 30, 2004	1.00	0.39

On December 16, 2004, the closing price of our common stock as reported by the NASD OTC Bulletin Board was $.36 per share. We have never paid cash dividends on our common stock and we intend to retain earnings, if any, to finance future operations and expansion. In addition, our credit agreement restricts the payment of dividends, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of dividends on our common stock will depend upon our financial condition, capital requirements and earnings as well as other factors that the Board of Directors deems relevant.

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

	Year Ended September 30,
	2004	2003	2002	2001	2000

Income statement data:
Revenues	$110,499	$76,592	$45,860	$29,274	$25,805
Gross profit	13,365	11,406	8,235	7,152	6,760
Operating (loss) from continuing operations	(655)	(2,656)	(3,320)	(3,790)	(142)
Net (loss) from continuing operations	(1,086)	(4,433)	(7,086)	(5,601)	(727)
Net (loss) from continuing operations attributable to common stockholders	(6,400)	(6,063)	(8,127)	(6,004)	(727)

Per share data:
Net (loss) from continuing operations attributable to common stockholders - basic	$(.84)	$(1.38)	$(3.08)	$(3.96)	$(.59)
Net (loss) from continuing operations attributable to common stockholders - diluted	$(.84)	$(1.38)	$(3.08)	$(3.96)	$(.59)
Cash dividends declared	—	—	—	—	—

	Year Ended September 30,
	2004	2003	2002	2001	2000
Balance sheet data:
Net working capital (deficiency)	$(11,001)	$(7,979)	$(3,287)	$(1,546)	$2,086
Long-term obligations, including current portion	2,649	4,001	3,296	3,153	462
Convertible debt	40	40	40	1,125	—
Put option liability	673	823	823	869	—
Redeemable convertible preferred stock	2,218	3,810	3,293	2,792	—
Stockholders’ equity (deficiency)	(4,507)	(4,915)	3,043	1,283	6,799
Total assets	27,907	25,151	24,031	22,268	10,318

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Allowance for Doubtful Accounts Receivable

We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts receivable based upon historical collection experience and expected collectibility of accounts. As of September 30, 2004, we had recorded an allowance for doubtful accounts of approximately $2,038,000. The actual bad debts may differ from estimates and the difference could be significant.

Goodwill and Intangible Assets

Effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets”. The provisions of SFAS No. 142 require that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus no amortization for such goodwill was recognized in the accompanying statement of operations for the years ended September 30, 2004 and 2003, compared to $289,177 for the year ended September 30, 2002.

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

Valuation Allowance Against Deferred Income Tax Assets

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We have recorded a valuation allowance of approximately $9.2 million to offset the entire balance of the deferred tax asset as of September 30, 2004. The valuation allowance was recorded as a result of the losses incurred by us and our belief that it is more likely than not that we will be unable to recover the net deferred tax assets.

Results of Operations
Discontinued Operations/Acquisition or Disposition of Assets

In March 2002, we completed the sale of the assets of our Engineering Services Division (the “Division”) to SEA Consulting Services Corporation (the “Purchaser”). Prior to the sale, the assets of the Division had been transferred to SEP, LLC (“SEP”), a limited liability company in which we held a 70% interest and Sahyoun Holdings LLC, a company wholly owned by Charles Sahyoun, the President of the Division, owned the remaining 30% interest. We received total net proceeds of $1,709,079 from the sale of the Division.

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

Effective December 1, 2002, we purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services, Inc. Pursuant to a Asset Purchase Agreement dated November 19, 2002 between us and Elite (the “Elite Purchase Agreement”), the purchase price paid at closing (the “Base Purchase Price”) was $1,264,000, all of which was represented by a promissory note (the “Note”) payable over eight years, in equal monthly installments. Imputed interest at the rate of 4% per year is included in the Note amount. Accordingly, the net Base Purchase Price was $1,083,813.

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

On September 10, 2003, we completed the sale, effective as of September 15, 2003 (the “Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable, of five of our New Jersey offices to D/O Staffing LLC (“D/O”). The offices sold are the following: Elizabeth, New Brunswick, Paterson, Perth Amboy and Trenton, New Jersey. Pursuant to the terms of an asset purchase agreement between D/O and us dated September 10, 2003 (the “D/O Purchase Agreement”), the base purchase price for the purchased assets was $1,250,000. Additionally, we may be entitled to receive as a deferred purchase price (the “Bonus”), an amount equal to $125,000 if, for the one year period measured from the Effective Date, the purchased assets generate for D/O at least $18,000,000 in actual billings by client accounts serviced by us as of the closing and transferred by us to D/O pursuant to the D/O Purchase Agreement. The Bonus, if any, is payable by way of a promissory note, payable over a 24 month period and bearing interest at an interest rate of 6% per year. We and D/O are disputing whether or not we are entitled to any Bonus. Accordingly, no contingent gain has been recorded by us at September 30, 2004.

On August 22, 2003, we completed the sale, effective as of August 18, 2003 (the “ALS Effective Date”) of substantially all of the tangible and intangible assets, excluding accounts receivable, of our Miami Springs, Florida office. Pursuant to the terms of the Asset Purchase Agreement between us and ALS, LLC, a Florida limited liability company (“ALS”) dated August 22, 2003 (the “Purchase Agreement”), the purchase price for the purchased assets was $128,000, all of which was paid by means of a promissory note, which bears interest at the rate of 7% per annum, with payments over a 60 month period. The amount of the monthly payments due under the note is the greater of $10 per month or 20% of the monthly net profits generated by the staffing business originating from the purchased assets, commencing October 31, 2003. The note is secured by a security interest in all of the purchased assets.

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

Continuing Operations
Year Ended September 30, 2004 Compared to the Year Ended September 30, 2003

Revenues. Revenues increased 44.3% to $110,499,451 for the year ended September 30, 2004 from $76,592,209 for the year ended September 30, 2003. Approximately $5.0 million of the increase was attributable to the Elite acquisition in December, 2002. Excluding acquisitions, revenues increased 37.7%. This increase was a result of an increase in billable hours.

Gross Profit. Gross profit increased 17.2% to $13,365,426 for the year ended September 30, 2004 from $11,405,778 for the year ended September 30, 2003, primarily as a result of increased revenues. Gross profit as a percentage of revenues decreased to 12.1% for the year ended September 30, 2004 from 14.9% for the year ended September 30, 2003. Effective May 2004, the California State Compensation Insurance Fund increased our effective workers’ compensation rates by approximately 238%. This increase reduced our gross profit by approximately $800,000 or 0.7% of revenues. In August 2004, we entered into an agreement with a related party to outsource all payroll in California, which will eliminate the negative impact of the increased workers’ compensation costs. (see Note 10 to Consolidated Financial Statements) Exclusive of this increased cost, our gross profit would have increased 24.2% as a result of increased revenues. Gross profit as a percentage of revenues, exclusive of the 0.7% decrease, decreased 2.1% as a result of increases in state unemployment taxes and other increases in the cost of workers’ compensation insurance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5.3% to $14,020,338 for the year ended September 30, 2004, from $13,309,072 for the year ended September 30, 2003. Selling, general and administrative expenses as a percentage of revenues decreased to 12.7% for the year ended September 30, 2004 from 17.4% for the year ended September 30, 2003. The percentage of revenue decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

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

Interest Expense. Interest expense increased 33.8% to $2,525,245 for the year ended September 30, 2004 from $1,887,900 for the year ended September 30, 2003. Prior to September 30, 2003, the current value of our Series A Preferred Stock had been included in stockholders’ equity. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the current value of our Series A Preferred Stock was reclassified as a liability. Accordingly, $427,349 (0.4% of revenues) of dividends and accretion relating to the Series A Preferred Stock is included in interest expense in the year ended September 30, 2004. As a result of our redemption of all the Series A Preferred Stock effective July 21, 2004, we ceased to incur these costs subsequent to that date. Interest expense as a percentage of revenues decreased to 2.3% for the year ended September 30, 2004 from 2.5% for the year ended September 30, 2003.

Preferred Stock Redemptions and Exchanges. In July 2004, we redeemed the 1,458,933 outstanding shares of our Series A Preferred Stock for $500,000 in cash, 1,750,000 shares of our Common Stock and an obligation to pay an additional $250,000 by January 31, 2005 in cash or at our option, in additional shares of our Common Stock having an aggregate market value of $250,000. We recorded the excess of the carrying amount of the Series A Preferred Stock over the consideration given as a $2,087,101 gain on redemption.

In August 2004, we closed on an exchange offer (the “Exchange Offer”) in which we had offered to exchange each share of our outstanding Series E Preferred Stock for, at the election of the holder, either (i) 125 shares of our Common Stock and 250 Common Stock purchase warrants for each $100 of stated value and accrued dividends represented by the Series E Preferred Stock; or (ii) one share of Series I Preferred Stock having a stated value of $100 per share and 125 Common Stock purchase warrants for each $100 in stated value and accrued dividends represented by the Series E Preferred Stock.

The results of the exchange offer were as follows: 24,833 shares of Series E Preferred Stock, plus accrued dividends thereon, were exchanged for 3,274,750 shares of common stock and 6,549,500 warrants to purchase common stock, 20,585 shares of Series E Preferred Stock, plus accrued dividends thereon, were exchanged for 21,775 shares of Series I Preferred Stock and 2,721,875 warrants to purchase common stock, and 2,310 shares of Series E Preferred Stock, plus accrued dividends thereon, were not exchanged. We recognized a loss of $3,948,285 as a result of the exchange.

Net (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had a net loss and net loss attributable to common stockholders of $(1,085,948) and $(6,399,733), respectively, for the year ended September 30, 2004, compared to a net loss and net loss attributable to common stockholders of $(4,433,132) and $(6,063,006) for the year ended September 30, 2003.

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

Gross Profit. Gross profit increased 38.5% to $11,405,778 for the year ended September 30, 2003 from $8,235,085 for the year ended September 30, 2002, primarily as a result of increased revenues. Gross profit as a percentage of revenues decreased to 14.9% for the year ended September 30, 2003, from 18.0% for the year ended September 30, 2002. This decrease was a result of increased pricing competition for staffing services and increases in the cost of workers’ compensation insurance and state unemployment taxes. In addition, we were assessed the penalty rate by the New Jersey Department of Labor for state unemployment taxes because of payment delinquencies (see “Liquidity and Capital Resources”). The estimated additional expense in the year ended September 30, 2003 was $700,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, not including depreciation and amortization, increased 19.7% to $12,386,826 for the year ended September 30, 2003 from $10,348,747 for the year ended September 30, 2002. Selling, general and administrative expenses, not including depreciation and amortization, as a percentage of revenues decreased to 16.2% for the year ended September 30, 2003 from 22.6% for the year ended September 30, 2002. The increase in the dollar amount was primarily a result of the acquisitions in January and December 2002, whereas the percentage of revenue decrease was attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

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

Other Charges. During the period May 1, 2001 through May 20, 2002, we maintained workers’ compensation insurance with an insurance company, with a deductible of $150,000 per incident. We had established reserves based upon our evaluation of the status of claims still open in conjunction with claims reserve information provided to us by the insurance company. We believe that the insurance company has paid and reserved claims in excess of what should have been paid or reserved. Although we believe we can recover some of the amounts already paid, this can only be pursued through litigation against the insurance company. Since there is no assurance we will prevail, we recorded $753,000 of additional payments made and reserves in the year ended September 30, 2003. Other charges for the year ended September 30, 2002 was comprised of costs incurred in connection with financing not obtained ($75,066), penalties associated with the Series B Preferred Stock ($28,160), and the fair value of shares issued in connection with a forbearance agreement ($37,500).

Interest Expense. Interest expense increased to $1,887,900 for the year ended September 30, 2003 from $1,689,635 for the year ended September 30, 2002. Included in the amounts for the year September 30, 2002, was $104,535, which was the portion of the discount on the beneficial conversion feature of convertible debt and $291,755 of costs we incurred in connection with the issuance of the convertible debt. Interest expense, not including these convertible debt costs, as a percentage of revenue decreased to 2.5% for the year ended September 30, 2003, from 2.8% for the year ended September 30, 2002. The increase in the dollar amount was attributable to the increase in borrowings under our line of credit because of increased revenues and additional loans required to provide funding for our operations.

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

Liquidity and Capital Resources

At September 30, 2004, we had limited liquid resources. Current liabilities were $31,026,182 and current assets were $20,024,877. The difference of $11,001,305 is a working capital deficit, which is primarily the result of losses incurred during the last four years. These conditions raise substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

In order to raise capital to sustain our operations, we filed a Registration Statement on Form S-1 with respect to an offering of securities (the “Offering”). We were seeking to raise up to a maximum of $10,000,000 through the sale of units consisting of common stock and warrants to purchase common stock. On August 11, 2004, we completed the Offering. A total of 4,961,028 units were sold at $.80 per unit, generating net proceeds of approximately $2,527,000. The proceeds were used towards the redemption of all of the outstanding shares of our Series A Preferred Stock ($500,000), redemption of 1,750 shares of our Series E Preferred Stock ($179,000), reduction of loans and notes payable and put options liability ($475,000) and working capital ($1,373,000).

Net cash used in operating activities was $1,526,842 and $2,432,131 in the years ended September 30, 2004 and 2003, respectively.

Net cash provided by (used in) investing activities was $(62,929) and $819,725 in the years ended September 30, 2004 and 2003, respectively. The sale of certain branches in the year ended September 30, 2003 generated net cash proceeds of $1,120,770, which was used to fund operating activities. Cash used for acquisitions for the year ended September 30, 2003, was $61,644. The balance in both periods was primarily for capital expenditures.

Net cash provided by financing activities was $2,271,744 and $1,503,313 in the years ended September 30, 2004 and 2003, respectively. We had net borrowings of $2,716,795 and $573,158 under our line of credit in the years ended September 30, 2004 and 2003, respectively. During the year ended September 30, 2004, we received net proceeds of $2,527,338 from the Offering. During the year ended September 30, 2003, we received $1,442,650, in proceeds from the issuance of our Series E Preferred Stock. During the year ended September 30, 2004, we redeemed $179,000 of Series E Preferred Stock, and paid $500,000 as partial consideration for redemption of all of our Series A Preferred Stock. Net short-term borrowings (repayments) were $(868,572) and $629,946 in the years ended September 30, 2004 and 2003, respectively. Payments of notes payable-acquisitions was $600,201 and $687,775 in the years ended September 30, 2004 and 2003, respectively. We also paid $150,000 against the put options liability in the year ended September 30, 2004.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes; investment in capital equipment; start-up expenses of new offices; expansion of services offered; workers’ compensation, general liability and other insurance coverages; debt service and costs relating to other transactions such as acquisitions. Temporary employees are paid weekly.

We have a loan and security agreement (the “Loan Agreement”) with Capital Temp Funds, Inc. which provides for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. Until April 10, 2003, advances under the Loan Agreement bore interest at a rate of prime plus 1-3/4%. The Loan Agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock. Effective April 10, 2003, we entered into a modification of the Loan Agreement which provides that borrowings under the Loan Agreement bear interest at 3% above the prime rate. Borrowings under the Loan Agreement are collateralized by substantially all of our assets. As of September 30, 2004, $11,029,070 was outstanding under the credit agreement.

At September 30, 2004, we were in violation of the following covenants under the Loan Agreement:

(i)	Failing to meet the tangible net worth requirement;

(ii)	Our common stock being delisted from the Nasdaq SmallCap Market

We have received a waiver from the lender on all of the above violations.

We are obligated to pay quarterly dividends to holders of our Series E Preferred Stock at a rate of 6% per year of the stated value of the stock in preference and priority to any payment of dividends on our common stock. We are obligated to pay monthly dividends on our Series F Preferred Stock at a rate of 7% per year of the stated value of the stock in preference and priority to any payment of dividends on our common stock. The aggregate stated value of the Series E and Series F Preferred Stock was $57,200 and $600,000, respectively, as of September 30, 2004. Dividends on the Series E and Series F Preferred Stock may be paid at the Company’s option in shares of common stock (valued at the conversion price of the applicable class of preferred stock) if such shares have been registered for resale under the Securities Act of 1933.

In July 2003, we entered into an agreement with Artisan (UK) plc, the parent company of Artisan.com Limited, pursuant to which we agreed to redeem the aggregate 1,458,933 shares of our Series A Preferred Stock owned by Artisan.com Limited and Cater Barnard (USA) plc, an affiliate of Artisan. These shares represented all of the outstanding shares of Series A Preferred Stock. The agreement, as amended in March 2004, provided that our obligation to redeem the Series A Preferred Stock was contingent upon our sale of not less than $1,000,000 of units in our proposed best efforts offering of units. This condition was satisfied in July 2004. As a result, we paid $500,000 and issued 1,750,000 shares of common stock to an assignee of Artisan and redeemed all of the Series A Preferred Stock following the initial closing of the best efforts offering of units. We are obligated to pay Artisan an additional $250,000 by January 31, 2005, or, at our option, issue to Artisan shares of our common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for 30 trading days preceding January 31, 2005. If we fail to make the $250,000 payment in cash or stock, we will be required to pay Artisan $300,000 in cash, plus interest calculated on a daily basis at a rate of 18% per year from the date of the default to the date the default is cured.

We issued shares of Series I Preferred Stock upon the closing of the Exchange Offer in August 2004. We will be required to redeem each share of the Series I Preferred Stock for an amount equal to the stated value of $100 per shares plus all accrued and unpaid dividends (12% per year) on the one year anniversary date of the issuance of the Series I Preferred Stock to the extent permitted by applicable law; provided, however, that we will have the right to extend the required redemption date for an additional one year, in which case we will be required to pay all dividends accrued through the first year of issuance in cash and issue to each holder of Series I Preferred Stock, a number of shares of our common stock which then have a value equal to 10% of the stated value of the Series I Preferred Stock held. In addition, if we extend the redemption date, we will be required to pay dividends quarterly and pay an advisory fee to an advisor designated by the holders of the Series I Preferred Stock in an amount equal to 10% of the aggregate stated value of the outstanding shares of Series I Preferred Stock, 8% of which will be payable in cash and 2% of which will be paid in shares of our common stock, valued at the then current market value. If we do not redeem the Series I Preferred Stock by the extended redemption date, the dividend rate of the Series I Preferred Stock will increase to 24% per year and the Series I Preferred Stock will be convertible, at the option of the holder, into either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion or common stock and warrants at a rate of 125 shares of common stock and 250 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock. We can give no assurance that we will be able to redeem the Series I Preferred Stock as required. We will have the right at any time during the 12 month period following the closing of the Exchange Offer, to cause all of the outstanding shares of the Series I Preferred Stock to be converted into, at the election of the holder, either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion, or common stock and warrants at a rate of 125 shares of common stock and 250 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock. The discount associated with the conversion feature of the Series I Preferred Stock could result in changes to our earnings in future periods. Holders of Series I Preferred Stock will have no voting rights, except as provided by law and with respect to certain limited matters.

Other fixed obligations that we had as of September 30, 2004 include:

•
$650,771 under a promissory note bearing interest at 7% per year which was issued in connection with our acquisition of Source One and which is payable in equal quarterly installments of $130,717 until its maturity date in August 2005.

•
$973,498 under a promissory note bearing interest at 6% per year which was issued in connection with our acquisition of certain assets of PES and which is payable in equal quarterly installments of $36,770 until its maturity date in December 2011.

•
$849,326, including $213,205 of imputed interest, under a promissory note which was issued in connection with our acquisition of Elite and which is payable in equal monthly installments of $13,167 until its maturity in November 2010.

•	$80,000 under a promissory note that was due in April 2002 which bears interest at 18% per year.
•	$41,000 under a demand note bearing interest at 10% per annum issued to a corporation wholly owned by the son of Joseph J. Raymond, our President and Chief Executive Officer.
•
$98,575 due to a trust formed for the benefit of a family member of a former member of our Board of Directors, under a promissory note bearing interest at 12% per year, payable $10,000 a month for principal and interest, with a final payment of $4,309 on August 15, 2005.

•	$100,000 due to a member of our Board of Directors under a promissory note bearing interest at 12% per year, payable $5,500 a month for principal and interest through May 2006.
•	$50,000 under a demand loan which bears interest at 12% per year.
•	$19,091 under promissory notes used to acquire and secured by motor vehicles which require aggregate monthly payments of principal and interest of $1,186 through July 2005.

All of our offices are leased through operating leases that are not included on the balance sheet. As of September 30, 2004, future minimum lease payments under lease agreements having initial terms in excess of one year were: 2005 -$537,000, 2006 - $339,000, 2007 - $273,000, and 2008 - $5,000.

We may be required to make certain “earnout” payments to sellers of businesses that we have acquired in recent years, including Source One, PES and Elite. The amount of these payments, if any, will depend upon the results of the acquired businesses. There is $244,000 included in “Accounts payable and accrued expenses” on the balance sheet as of September 30, 2004 for estimated earnout payments that we recorded as part of the acquisition of Elite. As of September 30, 2004, $154,000 of the Elite contingent purchase price has been earned, but not yet paid.

Source One has the right to require us to repurchase 100,000 shares of our common stock at a price of $8.00 per share at any time after July 27, 2003 and before the later of July 27, 2005 and the full payment of the outstanding note that we issued to it in connection with the acquisition transaction completed with Source One in July 2001. Source One notified us that it was exercising this right on July 29, 2003. We are attempting to negotiate an arrangement which would permit us to pay this amount over an extended period of time or upon receipt of financing. No assurance can be given that Source One will agree to such an arrangement. During the year ended September 30, 2004, we paid $150,000 against this liability. In addition, the holder of the $80,000 note which was due in April 2002 has the right to require us to repurchase 20,000 shares of common stock at a price of $1.00 per share plus interest at a rate of 15% per year until the note is paid in full.

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Department of Industrial Relations that, if certain payroll delinquencies were not cured, judgment would be entered against us. As of September 30, 2004, there was still an aggregate of $5.2 million in delinquent payroll taxes outstanding, including interest and penalties, which are included in “Payroll Taxes Payable” in the September 30, 2004 balance sheet set forth herein at Pages F-3 and F-4. Judgment has not been entered against us in California. While judgment has been entered against us in New Jersey, no actions have been taken to enforce same.

As of September 30, 2004, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements. Stockholders’ (deficiency) at that date was $(4,507,221).

We engaged in various transactions with related parties during fiscal 2004 including the following:

•
We paid $103,000 to an entity owned by Jeffrey J. Raymond and who is the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, for consulting services. We also paid $64,000 to an entity owned by Joseph J. Raymond, Jr., who also is the son of Joseph J. Raymond, for consulting services. These amounts were included in selling, general and administrative expense. The services provided included the identification of acquisition candidates, acquisition advisory services, due diligence, post-acquisition transition services, customer relations, accounts receivable collection and strategic planning advice.

22

•
Joseph J. Raymond, Jr. is a 50% member in ALS, LLC, which is the holding company for Advantage Services Group, LLC (“Advantage”). During the years ending September 30, 2003 and 2004, the Company entered into various agreements with ALS and Advantage, in which ALS and Advantage are to provide payroll outsourcing services for all of the Company’s in-house staff and customer staffing requirements in California, Delaware, Maryland, Texas and Florida. The Company pays agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% of pay rates. The total amount charged by ALS and Advantage under this agreement was $31,920,000 in the year ended September 30, 2004.

•
In addition to the foregoing, in November 2003, we agreed to pay Advantage $5,000 per week until $225,000 owed to Advantage in connection with a previous agreement for payrolling services has been paid. The obligation to pay this amount was secured by a warrant to purchase 500,000 shares of our common stock. The warrant, which was exercisable only if we defaulted on our payment obligations to Advantage, had an exercise price equal to the lower of $.60 per share or 75% of the then current market price of the common stock. We repaid the balance due Advantage and accordingly, canceled the warrants.

•
We issued an aggregate of 480 shares of Series E Preferred Stock to a corporation wholly-owned by our Chairman, President and Chief Executive Officer, Joseph J. Raymond, in lieu of cash penalties owed as a result of our failure to timely register for public resale shares of Common Stock issuable upon the conversion of the Series E Preferred Stock owned by the corporation in accordance with the terms of the agreement pursuant to which the Series E Preferred Stock was originally acquired. Mr. Raymond, through this corporation, exchanged a total of 2,080 shares of Series E Preferred Stock for 285,250 shares of Common Stock and 570,500 warrants to purchase Common Stock in our Exchange Offer.

While the terms of these transactions were arrived at through negotiations with a related party, we believe that all transactions with related parties have been on terms no less favorable to us than those that could have been obtained from unaffiliated third parties.

Contractual Obligations

Our aggregate contractual obligations are as follows:

		Payments Due by Fiscal Period (in Thousands)
			2006 -	2008 -
	Total	2005	2007	2009	Thereafter

Contractual Obligations:
Long-term debt obligations	$2,649	$1,301	$475	$513	$360
Operating lease obligations	1,145	537	612	5
Put options liability	673	673
Series A redemption payable	250	250
Series I Preferred Stock (a)(b)	2,395	2,395
TOTAL	$7,112	$5,152	$1,082	$518	$360

(a)	Includes $218,000 of dividends accruing through required redemption date.
(b)	The Company has the option to extend the redemption date for an additional one year period as set forth above

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

Impact of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”) - Consolidation of Variable Interest Entities, and a revised interpretation of FIN 46 (FIN 46R) was issued in December 2003. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. We adopted the provision of FIN 46R as of March 31, 2004, resulting in the consolidation of a joint venture (STS) previously accounted for under the equity method (see Note 10 to Consolidated Financial Statements).

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. This statement affects the issuer’s accounting for three types of freestanding financial instruments including (1) mandatorily redeemable shares that are required to be redeemed at a specified or determinable date or upon an event certain to occur, (2) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares and (3) certain obligations that can be settled with shares, the monetary value of which is (i) fixed, tied solely or predominantly to a variable such as a market index, or (ii) varies inversely with the value of the issuer’s shares. For public companies, SFAS No. 150 became effective at the beginning of the first interim period beginning after June 15, 2003. As a result of SFAS No. 150, we have classified put options that were previously classified as “Temporary equity” and our Series A redeemable convertible preferred stock as liabilities at September 30, 2003.

On December 16, 2004, the FASB issued SFAS No. 123R, “Share Based Payment”, which replaces SFAS No. 123 and supercedes APB opinon No. 25, "Accounting for Stock Issued to Employees". This new statement will require the expensing of stock options issued by us in the financial statements using a fair-value-based method and will be effective for periods beginning after June 15, 2005. See Note 1 to Consolidated Financial Statements for pro forma disclosures regarding the effect on net income and income per share if we had applied the fair value recognition provisions of the SFAS No. 123R. Depending on the method adopted by us to calculate stock-based compensation expense upon the adoption of Share Based Payment, the pro forma disclosure in Note 1 to the Consolidated Financial Statements may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

In September 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The Task Force reached a conclusion that Contingently Convertible Instruments should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. Through September 30, 2004, EITF Issue No. 04-08 had no effect on us.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the year ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting but there are three areas of material weakness of concern.

In connection with its audit of, and in the issuance of its report on our financial statements for the year ended September 30, 2004, Amper Politziner & Mattia, P.C. delivered a letter to the Audit Committee of our Board of Directors and our management that identifies certain items that it considers to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner. These material weaknesses are: (1) limited resources and manpower in the finance department; (2) inadequacy of the financial review process as it pertains to various account analyses; and (3) inadequate documentation of financial procedures as it relates to certain accounting estimates and accruals. While we believe that we have adequate policies, we agree with our independent auditors that our implementation of those policies should be improved. We are re-evaluating these various factors and are implementing additional procedures to alleviate these weaknesses. The impact of the above conditions were relevant to the fiscal year ended September 30, 2004 only and did not affect the results of this period or any prior period.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Board of Directors and Officers

The name and age of each the directors and the executive officers of the Company and their respective positions with the Company are set forth below. Additional biographical information concerning each of the directors and the executive officers follows the table.

Name	Age	Position

Joseph J. Raymond	69	Chairman of the Board, President and Chief Executive Officer

Michael J. Rutkin	53	Director

Donald W. Feidt	70	Director

Sanford I. Feld	76	Director

Michael A. Maltzman	56	Chief Financial Officer & Treasurer

J. Todd Raymond	36	Corporate Secretary

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

Donald W. Feidt has served as a Director of Stratus since November 1997. From 1987 to December 1998, Mr. Feidt was a Managing Partner of Resource Management Associates, an information technology consulting company. From December 1998 through October 2004, Mr. Feidt served as a Vice President to the Chief Executive Officer of Skila, a Sela2 Company, which is a global web-based business intelligence platform company providing services to the medical industry. Mr. Feidt retired from Skila on October 11, 2004, and now serves as a consultant to Skila.

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and other senior financial officers. Our Code of Ethics and Business Conduct is posted on our website, www.stratusservices.com, under the “Employee Information-Legal” caption. We intend to disclose on our website any amendment to, or waiver of, a provision of the Code of Ethics and Business Conduct that applies to our Chief Executive Officer, our Chief Financial Officer or our other senior financial officers.

Audit Committee Financial Expert

Our Board of Directors has determined that Michael Rutkin is the Audit Committee’s financial expert. Mr. Rutkin is the brother-in-law of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, and thus is not considered “independent” under NASD Rule 4200(a)(15).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received, we believe that all of our executive officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to events or transactions during fiscal 2004, except that Joseph J. Raymond was late in filing his Form 4 in connection with his participation, through an entity in which he owns a 100% interest, in the Exchange Offer, and also in connection with his receipt of shares of Series E Preferred Stock in lieu of cash penalties; and each of Michael J. Rutkin, Sanford F. Feld and Donald W. Feidt were late in filing their Forms 4, which were due in connection with the grant of options made to such individuals in September, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides certain summary information regarding compensation paid by us during the fiscal years ended September 30, 2002, 2003 and 2004 to our Chief Executive Officer and our only other executive officer who earned compensation of $100,000 or more in fiscal 2004 (together with the Chief Executive Officer, the “Named Executive Officers”):

				Long Term Compensation Awards
	Annual Compensation			Number of Shares
Name and Principal Position	Fiscal Year	Salary($)	Bonus ($)	Underlying Stock Options (#)

Joseph J. Raymond	2004	54,167	—	—
Chairman and Chief Executive	2003	94,231	—	1,102,115
Officer	2002	49,472	—	1,750,000

Michael A. Maltzman	2004	165,000	—	—
Treasurer and Chief Financial	2003	165,000	—	385,448
Officer	2002	165,000	—	300,000

Directors’ Compensation

Directors who are our employees are not compensated for serving on the Board of Directors. Non-employee directors are paid a fee of $1,000 per Board of Directors or committee meeting attended in person and $500 for telephonic attendance.

Employment Agreements

In September 1997, we entered into an employment agreement (the “Raymond Agreement”) with Joseph J. Raymond, Chairman and Chief Executive Officer, which had an initial term that expired in September 2000. The Raymond Agreement has been extended through September 30, 2007. Pursuant to the Raymond Agreement and subsequent amendments, Mr. Raymond is entitled to a minimum annual base salary of $175,000 which is reviewed periodically and subject to such increases as the Board of Directors, in its sole discretion, may determine. During the term of the Raymond Agreement, if we are profitable, Mr. Raymond is entitled to a bonus/profit sharing award equal to .4% of our gross margin, but not in excess of 100% of his base salary. If we are not profitable, he is entitled to a $10,000 bonus. Mr. Raymond is eligible for all benefits made available to senior executive employees, and is entitled to the use of an automobile. In fiscal 2002, 2003 and 2004, Mr. Raymond voluntarily waived a substantial portion of his minimum annual base salary.

In the event we terminate Mr. Raymond without “Good Cause”, Mr. Raymond will be entitled to severance compensation equal to 2.9 times his base salary then in effect plus any accrued and unpaid bonuses and unreimbursed expenses. As defined in the Raymond Agreement “Good Cause” shall exist only if Mr. Raymond:

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

28

•
a reduction in his base salary unless his base salary is, at the time of the reduction, in excess of $200,000 and the percentage reduction does not exceed the percentage reduction of our gross sales over the prior twelve month period;

•	We require Mr. Raymond to be based at any location other than within 50 miles of our current executive office location; and

•
a Change in Control of our Company, which includes the acquisition by any person or persons acting as a group of beneficial ownership of more than 20% of our outstanding voting stock, mergers or consolidations of our company which result in the holders of Stratus’ voting stock immediately before the transaction holding less than 80% of the voting stock of the surviving or resulting corporation, the sale of all or substantially all of our assets, and certain changes in the our Board of Directors.

In the event that the aggregate amount of compensation payable to Mr. Raymond would constitute an “excess parachute payment” under the Internal Revenue Code of 1986, as amended (the “Code”), then the amount payable to Mr. Raymond will be reduced so as not to constitute an “excess parachute payment.” All severance payments are payable within 60 days after the termination of employment.

Mr. Raymond has agreed that during the term of the Raymond Agreement and for a period of one year following the termination of his employment, he will not engage in or have any financial interest in any business enterprise in competition with us that operates anywhere within a radius of 25 miles of any offices maintained by us as of the date of the termination of employment.

We have entered into an employment agreement with Mr. Maltzman which provides for a base salary of $165,000 per annum. Mr. Maltzman is entitled to profit sharing awards based upon our overall profitability. The agreement with Mr. Maltzman is terminable by either party at any time without cause. However, in the event that this agreement is terminated without cause or by Mr. Maltzman with good reason, Mr. Maltzman will be entitled to a severance payment equal to the greater of one month’s salary for each year worked or three months salary. In addition, we will pay Mr. Maltzman any earned but unused vacation time and any accrued but unpaid profit sharing. We are also required to maintain insurance and benefits for Mr. Maltzman during the severance period.

Option Grants

Shown below is further information with respect to grants of stock options in fiscal 2004 to the Named Officers by the Company which are reflected in the Summary Compensation Table set forth under the caption “Executive Compensation.” As indicated, no options were granted to our Named Officers in fiscal 2004.

Individual Grants
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in Fiscal	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted (#)	Year	($/Sh)	Date	5%	10%
Joseph J. Raymond	—	—	—	—	—	—

Michael A. Maltzman	—	—	—	—	—	—

Option Exercises and Fiscal Year-End Values

Shown below is information with respect to options exercised by the Named Executive Officers during fiscal 2004 and the value of unexercised options to purchase our Common Stock held by the Named Executive Officers at September 30, 2004.

	Shares Acquired		Number of Securities Underlying Unexercised Options at FY End (#)		Value of Unexercised In-The-Money Options at FY End ($)(1)
Name	on Exercise(#)	Value Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph J. Raymond	—	—	713,029	250,000	$0	$0

Michael A. Maltzman	—	—	171,362	0	0	0

No options were exercised by the Named Executive Officers during the fiscal year ended September 30, 2004.

(1)
Represents market value of shares covered by in-the-money options on September 30, 2004. The closing price of the Common Stock on such date was $.31. Options are in-the-money if the market value of shares covered thereby is greater than the option exercise price. No options held by the Names Officers as of September 30, 2004 were in-the-money.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of December 16, 2004 with respect to (a) each person who is known by us to be the beneficial owner (as defined in Rule 13d-3 (“Rule 13d-3”) of the Securities and Exchange Act of 1934) of more than five percent (5%) of our Common Stock and Series F Preferred Stock and (b) the beneficial ownership of Common Stock and Series F Preferred Stock by each director and each of our current Executive Officers who earned in excess of $100,000 in fiscal 2004 and by all directors and executive officers as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares.

	Common Stock			Series F Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class	Amount and Nature of Beneficial Ownership		% of Class
Joseph J. Raymond	2,439,054	(1)	12.66%	6,000	(2)	100.0%
Pinnacle Investment Partners, LLP	1,303,625		7.19
Michael A. Maltzman	183,029	(4)	(3)	—		—
Michael J. Rutkin	325,293	(5)	1.9	—		—
Sanford I Feld	177,488	(6)	(3)	—		—
Donald W. Feidt	177,000	(7)	(3)	—		—
All Directors and Executive Officers as a Group (6 Persons) (1)(2)(4)(5)(6)(7) and (8)	3,420,124		16.80%	6,000		100.0%

(1)
Includes 1,500,000 shares of common stock issuable as of December 16, 2004, upon conversion of 6,000 shares of Series F Preferred Stock; (ii) 289,250 shares of common stock owned by a corporation of which Mr. Raymond is the sole owner, and (iii) 713,029 shares of common stock subject to options which are currently exercisable or may become exercisable within 60 days of December 16, 2004.

(2)	These shares are owned directly by Mr. Raymond.
(3)	Shares beneficially owned do not exceed 1% of our outstanding Common Stock.
(4)	Includes 171,362 shares subject to currently exercisable stock options.
(5)
Includes 7,500 shares held by the children of Michael Rutkin, living in his household and 2,500 shares held by his wife, 107,025 shares held as personal representative of his mother’s estate, and 150,000 shares subject to currently exercisable options.

(6)	Includes 175,291 shares subject to currently exercisable stock options and warrants.
(7)	Includes 165,000 shares subject to currently exercisable options.
(8)	Includes 118,260 shares of common stock that are beneficially owned by J. Todd Raymond, our Corporate Secretary, including 92,195 shares subject to currently exercisable options.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2004, was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	963,583	$7.34	786,417

Equity compensation plans not approved by security holders (2)	865,000	$2.66	0

Total	1,828,583	$4.87	786,417

(1)
Our equity incentive plans provide for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock options, stock appreciation rights, restricted stock and deferred stock, and in lieu of cash compensation.

(2)
Represents shares subject to options granted to certain officers pursuant to employment agreements and individual stock option agreements, including (a) options with respect to 250,000 shares granted to Joseph J. Raymond which expire in January 2010 and which become exercisable only if we achieve earnings of $4.00 per share in a fiscal year and options with respect to 125,000 shares granted to Joseph J. Raymond which expire in March 2013, and (b) options with respect to 20,833 shares granted to Michael A. Maltzman which expire in March 2013, options with respect to 6,667 shares granted to J. Todd Raymond which expire in March, 2013, options with respect to 12,500 shares granted to Charles Sahyoun which expire in March 2012, options with respect to 150,000 shares granted to Michael J. Rutkin, which expire September 21, 2009, options with respect to 150,000 shares granted to Donald W. Feidt, which expire September 21, 2009, and options with respect to 150,000 shares granted to Sanford I. Feld, which expire September 21, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Jeffrey J. Raymond, the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer (the “CEO”), serves as a consultant to us pursuant to an agreement which requires him to supervise the collection of certain accounts receivable, to use his best efforts to maintain relationships with certain clients and to assist in due diligence investigations of acquisitions of other companies. Total consulting fees paid to Jeffrey Raymond were $103,000 in fiscal 2004.

During fiscal year 2004, we paid consulting fees of $64,000 to RVR Consulting, Inc., a corporation of which Joseph J. Raymond, Jr., the son of Joseph J. Raymond, is an officer and 100% stockholder.

During the year ended September 30, 2002, our CEO loaned $75,000 to us which was repaid during the year ended September 30, 2003. During the year ended September 30, 2003, our CEO made various loans to us aggregating $215,000 of which $175,000 was repaid by September 30, 2003 and $40,000 was repaid during the year ended September 30, 2004.

During the year ended September 30, 2002, a son of our CEO loaned $41,000 to us, which is still outstanding at September 30, 2004. During the year ended September 30, 2003, this son of our CEO, another son of our CEO and the brother of our CEO loaned us $100,000, $6,000 and $100,000, respectively. All of these amounts were repaid during the year ended September 30, 2004.

During the year ended September 30, 2003, a member of our Board of Directors (the “Board Member”) and a trust formed for the benefit of the family of another member of the Board of Directors (the “Trust”) loaned $100,000 and $116,337, respectively, to us. Both of these loans were unsecured and due on demand. In August 2004, we executed a promissory note with the Trust, whereby the $116,337 is to be paid at $10,000 a month, with a final payment of $4,309 due on August 15, 2005. Payment is guaranteed by our CEO. Interest of 12% a year is included in the payments. In September 2004, we and the Board Member executed a promissory note whereby the $100,000 is to be paid at $5,500 a month through May 2006. Interest of 12% a year is included in the payments.

During the years ending September 30, 2003 and 2004, we entered into various agreements with ALS, LLC and Advantage Services Group, LLC (“Advantage”) (collectively ALS, Advantage and/or any of their wholly-owned subsidiaries are referred to herein as “Advantage”), a company in which Joseph J. Raymond, Jr., a son of the CEO, holds a 50% interest, pursuant to which ALS and Advantage are to provide payroll outsourcing services for all of our in-house staff and customer staffing requirements in California, Delaware, Maryland, Texas and Florida. We pay agreed upon rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% of pay rates. The total amount charged by ALS and Advantage under this agreement was $31,920,000 and $2,475,000 in the years ended September 30, 2004 and 2003, respectively.

On August 22, 2003, we completed the sale, effective as of August 18, 2003 of substantially all of the tangible and intangible assets, excluding accounts receivable, of our Miami Springs, Florida office to ALS, LLC. Pursuant to the terms of the Asset Purchase Agreement between us and ALS, the purchase price for the purchased assets was $128,000, which was paid by a promissory note which bears interest at the rate of 7% per year, with payments over a 60 month period. The amount of the monthly payments due under the note is the greater of $10 per month or 20% of the monthly net profits generated by the staffing business originating from the purchased assets, commencing October 31, 2003. As of September 30, 2004, $122,849 was outstanding under the note, which is secured by a security interest in all of the purchased assets.

Joseph J. Raymond, Jr., the son of our President and Chief Executive Officer is a 50% member in ALS. ALS is the holding company for Advantage.

In fiscal 2004, we issued an aggregate of 480 shares of Series E Preferred Stock to a corporation wholly owned by our President, Joseph J. Raymond, in lieu of cash penalties owed as a result of our failure to timely register for public resale shares of Common Stock issuable upon the conversion of the Series E Preferred Stock owned by the corporation in accordance with the terms of the agreement pursuant to which the Series E Preferred Stock was originally acquired. Mr. Raymond, through this corporation, exchanged a total of 2,080 shares of Series E Preferred Stock for 285,250 shares of Common Stock and 570,500 warrants to purchase Common Stock in our Exchange Offer.

In November 2000, we formed the STS joint venture with Fusion Business Services, LLC. Jamie Raymond, son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, is the managing member of STS and Fusion, which owns a 50% interest in Stratus Technology Services, LLC.

On July 30, 2002, our Chairman, President and Chief Executive Officer, Joseph J. Raymond, invested $1,000,000 of his personal funds in us in exchange for 10,000 shares of our newly created Series F Preferred Stock, with a stated value of $100 per share. In each of the years ending September 30, 2003 and 2004, Mr. Raymond converted 2,000 shares of the Series F Preferred Stock into 500,000 shares of our common stock.

All prior and ongoing material transactions with related parties have been reviewed and/or ratified by a majority of our independent, disinterested directors. We anticipate that from time to time we will enter into additional transactions with related parties. However, we anticipate that all future material transactions with related parties will be entered into on terms that are no less favorable than those that can be obtained from unaffiliated third parties. At all times, our directors have access to our counsel to discuss issues related to us.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the years ended September 30, 2004 and September 30, 2003 by Amper, Politziner & Mattia, P.C., our independent auditors:

	2004	2003

Audit Fees	$153,100	$116,897
Audit-Related Fees	123,502	89,654
Tax Fees	26,554	22,290
All Other Fees	-0-	4,900

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

On August 20, 2004, the Company filed a Report on Form 8-K to report that on August 17, 2004, the Company issued a News Release to report on its financials results for the third quarter ended June 30, 2004.

(c)	Exhibits

Number	Description

2.1
Asset Purchase Agreement, dated July 9, 1997, among the Company and Royalpar Industries, Inc., Ewing Technical Design, Inc., LPL Technical Services, Inc. and Mainstream Engineering Company, Inc., as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of July 29, 1997.(1)

2.2	Asset Purchase Agreement, effective January 1, 1999, by and between the Company and B&R Employment Inc.(1)

2.3	Asset Purchase Agreement, dated June 16, 2000, by and between the Company and Outsource International of America, Inc.(5)

2.4	Asset Purchase Agreement, dated October 13, 2000, by and between the Company and Outsource International of America, Inc.(6)

2.5	Asset Purchase Agreement, dated January 2, 2001, by and between the Company and Cura Staffing Inc. and Professional Services, Inc.(15)

2.6	Asset Purchase Agreement, dated July 27, 2001, by and between the Company and Source One Personnel, Inc.(8)

2.7	Asset Purchase Agreement, dated December 27, 2001, by and between the Company and Provisional Employment Solutions, Inc.(9)

2.8
Asset Purchase Agreement, dated as of January 24, 2002 among the Company, Charles Sahyoun, Sahyoun Holdings, LLC and SEA Consulting Services Corporation. Information has been omitted from the exhibit pursuant to an order granting confidential treatment.(16)

2.9	Asset Purchase Agreement dated as of March 4, 2002, by and among Wells Fargo Credit, Inc. and the Company.(22)

2.10	Asset Purchase Agreement dated November 19, 2002, by and between the Company and Elite Personnel Services, Inc.(23)

2.11	Asset Purchase Agreement dated as of September 10, 2003 between the Company and D/O Staffing, LLC.(28)

2.12	Asset Purchase Agreement dated as of August 18, 2003 between the Company and ALS, LLC.(28)

3.1	Amended and Restated Certificate of Incorporation of the Company.(1)

3.1.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.(10)

3.1.2	Certificate of Amendment to Certificate of Designation.(14)

3.1.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock.(14)

3.1.4	Certificate of Designation, Preferences and Rights of Series E Preferred Stock.(21)

3.1.7	Certificate of Designation, Preferences and Rights of Series H Preferred Stock.(24)

3.1.8.1	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series E Preferred Stock.(28)

3.1.8.2	Form of Certificate of Designation, Preferences and Rights of Series I Preferred Stock.(31)

3.1.9	Certificate of Amendment to Restated Certificate of Incorporation.(31)

3.2	By-Laws of the Registrant.(2)

3.5	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series E Preferred Stock.(21)

3.6	Certificate of Designation, Preferences and Rights of Series F Preferred Stock.(21)

4.1.1	Specimen Common Stock Certificate of the Company.(1)

4.1.2	Form of 6% Convertible Debenture.(11)

4.1.8	Specimen Series E Stock Certificate of the Company.(21)

4.1.9	Specimen Series F Stock Certificate of the Company.(21)

4.1.10	Exchange Agreement between Pinnacle Investment Partners, LP and the Company.(21)

4.1.11	Exchange Agreement between Transworld Management Services, Inc. and the Company.(21)

4.1.12	Stock Purchase Agreement between Joseph J. Raymond, Sr., and the Company regarding Series F Preferred Stock. (21)

4.1.13	Specimen Series I Stock Certificate of the Company.(32)

4.2.1
Warrant for the Purchase of 10,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Alan Zelinsky and the Company and supplemental letter thereto dated December 2, 1998.(1)

4.2.2	Warrant for the Purchase of 40,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 23, 1998, between David Spearman and the Company.(1)

4.2.3
Warrant for the Purchase of 10,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Sanford Feld and the Company, and supplemental letter thereto dated December 2, 1998.(1)

4.2.4	Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Peter DiPasqua, Jr. and the Company.(1)

4.2.5	Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated December 2, 1998, between Shlomo Appel and the Company.(1)

4.2.6	Form of Underwriter’s Warrant Agreement between the Company and Hornblower & Weeks, Inc., including form of warrant certificate.(7)

4.2.7	Warrant for the Purchase of Common Stock dated as of December 4, 2000 issued to May Davis Group, Inc.(13)

4.2.8	Warrant for the Purchase of Common Stock dated as of December 4, 2000 issued to Hornblower & Weeks, Inc.(13)

4.2.9	Warrant for the Purchase of Common Stock dated as of December 12, 2001 issued to International Capital Growth. (15)

4.2.10	Warrant for the Purchase of Common Stock dated as of April 9, 2002 issued to CEOCast.(22)

4.2.11	Warrant for the Purchase of Common Stock dated as of October 17, 2001 issued to Stetson Consulting.(22)

4.2.12	Warrant for the Purchase of Common Stock dated as of November 3, 2003 issued to Advantage Services Group, LLC.(28)

4.2.13	Warrant Agreement between the Company and American Stock Transfer & Trust Company, including form of warrant certificate for warrant comprising part of unit.(31)

10.1.1	Employment Agreement dated September 1, 1997, between the Company and Joseph J. Raymond.(1)*

10.1.6	Executive Employment Agreement dated September 1, 1997 between the Company and Michael A. Maltzman.(1)*

10.1.7	Consulting Agreement, dated as of August 11, 1997, between the Company and Jeffrey J. Raymond.(1)

10.1.8	Non-Competition Agreement, dated June 19, 2000 between the Company and Outsource International of America, Inc.(5)

10.1.9	Non-Competition Agreement, dated October 27, 2000 between the Company and Outsource International of America, Inc.(6)

10.1.10	Option to purchase 1,000,000 shares of the Company’s Common Stock issued to Joseph J. Raymond.(11)

10.1.11	Option to purchase 500,000 shares of the Company’s Common Stock issued to Joseph J. Raymond. (19)

10.1.12	Option to purchase 1,750,000 shares of the Company’s Common Stock issued to Joseph J. Raymond.(19)

10.1.13	Non-Competition Agreements dated December 1, 2002 between the Company and each of Elite Personnel Services, Inc. and Bernard Freedman.(23)

10.1.14	Employment Agreement dated December 1, 2002 between the Company and Bernard Freedman.(23)

10.2.1	Lease, effective October 1, 2002, for offices located at 500 Craig Road, Manalapan, New Jersey 07726.(22)

10.3.1	Loan and Security Agreement, dated December 8, 2000, between Capital Tempfunds, Inc. and the Company.(11)

10.3.2	First Amendment to Loan and Security Agreement between Capital Tempfunds, Inc. and the Company.(28)

10.3.3	Second Amendment to Loan and Security Agreement between Capital Tempfunds, Inc. and the Company.(28)

10.3.4	Third Amendment to Loan and Security Agreement between Capital Tempfunds, Inc. and the Company.(28)

10.3.5	Fourth Amendment to Loan and Security Agreement between Capital Tempfunds, Inc. and the Company.(28)

10.4.2	Promissory Note and Security Agreement in the amount of $400,000, dated as of June 19, 2000, issued by the Company to Outsource International of America, Inc.(5)

10.4.3	Promissory Note in the amount of $100,000, dated as of June 19, 2000, issued by the Company to Outsource International of America, Inc.(5)

10.4.4	Promissory Note and Security Agreement in the amount of $75,000, dated as of October 27, 2000, issued by the Company to Outsource International of America, Inc.(6)

10.4.5	Promissory Note and Security Agreement in the amount of $600,000, dated as of July 27, 2001, issued by the Company to Source One Personnel, Inc.(8)

10.4.6	Promissory Note and Security Agreement in the amount of $1.8 million, dated as of July 27, 2001, issued by the Company to Source One Personnel, Inc.(8)

10.4.7	Promissory Note in the amount of $1,264,000 dated as of December 1, 2002, issued by the Company to Elite Personnel Services, Inc.(23)

10.5.1	Registration Rights Agreement, dated August, 1997, by and among the Company and AGR Financial, L.L.C.(1)

10.5.2	Registration Rights Agreement, dated August 1997, by and among the Company and Congress Financial Corporation (Western).(1)

10.5.3	Form of Registration Rights Agreement, dated December 4, 2000, by and among the Company and purchasers of the Company’s 6% Convertible Debenture.(11)

10.5.4	Registration Rights Agreement, dated as of December 4, 2000, between the Company, May Davis Group, Inc., Hornblower & Weeks, Inc. and the other parties named therein.(13)

10.6.1	Stock Purchase and Investor Agreement, dated August 1997, by and between the Company and Congress Financial Corporation (Western).(1)

10.6.2	Stock Purchase and Investor Agreement, dated August 1997, by and among the Company and AGR Financial, L.L.C.(1)

10.6.3	Form of Securities Purchase Agreement, dated December 4, 2000 by and between the Company and purchasers of the Company’s 6% Convertible Debenture.(11)

10.7.1	1999 Equity Incentive Plan.(1)**

10.7.2	2000 Equity Incentive Plan.(11)**

10.7.3	2001 Equity Incentive Plan.(12)**

10.7.4	2002 Equity Incentive Plan.(19)**

10.7.5	Form of Option issued under 1999 Equity Incentive Plan.(19)**

10.7.6	Form of Option issued under 2000 Equity Incentive Plan.(19)**

10.7.7	Form of Option issued under 2001 Equity Incentive Plan.(19)**

10.7.8	Form of Option issued under 2002 Equity Incentive Plan.(19)**

10.8	Debt to Equity Conversion Agreement by and between the Company and B&R Employment, Inc.(3)

10.8.1	Amendment to Debt to Equity Conversion Agreements by and between the Company and B&R Employment, Inc.(2)

10.8.2	Forbearance Agreement dated January 24, 2002 between the Company and Source One Personnel. (20)

10.8.3	Modification of Forbearance Agreement dated June 4, 2002 between the Company and Source One Personnel, together with Exhibits thereto.(21)

10.10	Allocation and Indemnity Agreement dated as of January 24, 2002 among the Company, Charles Sahyoun and Sahyoun Holdings, LLC.(20)

10.11	Letter Agreement dated April 15, 2002 between the Company, Sahyoun Holdings, LLC and Joseph J. Raymond, Sr. amending the Allocation and Indemnity Agreement dated April 18, 2002.(17)

10.12	Exchange Agreement dated March 11, 2002 by and between Transworld Management Services, Inc. and the Company.(22)

10.13	Securities Purchase Agreement dated March 11, 2002, by and between Pinnacle Investment Partners, LP and the Company.(22)

10.14	Operating Agreement of Stratus Technology Services.(28)

10.15	Form of Securities Purchase Agreement between the Company and Series E Shareholders.(27)

10.16	Compromise Agreement between the Company and Series E Shareholders dated July 30, 2003.(27)

10.17	Redemption Agreement dated July 31, 2003 between Artisan (UK) plc and the Company.(29)

10.18	Agreement to Exchange Series H Preferred Shares for Series E Preferred Shares between the Company and Pinnacle Investment Partners, L.P.(27)

10.19	Letter Agreement regarding Employer Service Agreements between the Company and Advantage Services Group, LLC.(28)

10.20	Letter Agreement regarding Receivables between the Company and Advantage Services Group, LLC. (28)

10.21	Waiver Letter Agreement between the Company and Series E Shareholders.(31)

10.22	Letter Agreement between the Company and the Series A Holders extending the time for issuance of shares.(31)

10.23
Employer Service Agreement dated June 21, 2004 between Advantage Services Group, LLC and the Company. Certain information has been omitted from this exhibit and is subject to a request for confidential treatment.(31)

10.24
Employer Service Agreement dated July 2, 2004 together with Letter Addendum dated July 6, 2004 between Advantage Services Group, LLC and the Company. Certain information has been omitted from this exhibit and is subject to a request for confidential treatment.(31)

10.25
Outsourcing Agreement dated August 13, 2004 between Advantage Services Group, LLC and the Company. Certain information has been omitted from this exhibit and is subject to a request for confidential treatment.(31)

12	Computation of Ratio of Earnings to Fixed Charges.(filed with Amendment No. 2 to the Registration Statement)

21	Subsidiaries of Registrant.(15)

23.1	Consent of Amper, Politziner & Mattia, P.C. Independent Registered Public Accounting Firm. (filed herewith).,

24	Power of Attorney (located on signature pages of this filing).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

*	Constitutes a management contract required to be filed pursuant to Item 14(c) of Form 10-K.

**	Constitutes a compensation plan required to be filed pursuant to Item 14(c) of Form 10-K.

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

Footnote 8	Incorporated by reference to the Exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on August 9, 2001.

Footnote 9	Incorporated by reference to the Exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2002.

Footnote 10	Incorporated by reference to Exhibit 3 filed with Form 10-Q for the Quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001.

Footnote 11	Incorporated by reference to similarly numbered Exhibits to the Company’s Form 10-KSB, as filed with the Securities and Exchange Commission on December 29, 2000.

Footnote 12
Incorporated by reference to similarly numbered Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-55312) as filed with the Securities and Exchange Commission on February 9, 2001.

Footnote 13	Incorporated by reference to the Exhibits to the Company’s Form S-1/A, as filed with the Securities and Exchange Commission on April 11, 2001.

Footnote 14	Incorporated by reference to the Exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2002.

Footnote 15
Incorporated by reference to similarly numbered Exhibits filed with the Registrant’s Form 10-K for the fiscal year ended September 30, 2001, and filed with the Securities and Exchange Commission on January 25, 2002.

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

Footnote 20
Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the Securities and Exchange Commission on January 25, 2002, as amended by the Company’s Form 10-K/A, as filed with the Securities and Exchange Commission on March 5, 2002.

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

Footnote 23	Incorporated by reference to Exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002.

Footnote 24	Incorporated by reference to the similarly numbered Exhibits to the Company’s Form 10-K, as filed with the Securities and Exchange Commission on December 23, 2002.

Footnote 25	Incorporated by reference to the Exhibits to the Company’s Form S-1, as filed with the Securities and Exchange Commission on February 2, 2003.

Footnote 26	Incorporated by reference to the Exhibits to the Company’s Form S-1, as filed with the Securities and Exchange Commission on March 20, 2003.

Footnote 27
Incorporated by reference to the similarly numbered exhibits to the Company’s Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on August 13, 2003.

Footnote 28
Incorporated by reference to similarly numbered exhibits to the Company’s Form 10-K for the fiscal year ended September 30, 2003 as filed with the Securities and Exchange Commission on December 24, 2003.

Footnote 29	Incorporated by reference to similarly numbered exhibits to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 30, 2004.

Footnote 30
Incorporated by reference to similarly numbered exhibits to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 14, 2004.

Footnote 31	Incorporated by reference to similarly numbered exhibits to the Company’s Form 10-Q for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on August 16, 2004.

Footnote 32	Incorporated by reference to similarly numbered exhibits to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 30, 2004.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

By:	/s/ Joseph J. Raymond
Joseph J. Raymond
Chairman of the Board of Directors, President and Chief Executive Officer

Date: December 22, 2004

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Joseph J. Raymond and each of them, as his true lawful attorney-in-fact and agent, with full power of substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, together with all the exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and being requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, of his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Raymond	Chairman, Chief Executive Officer	December 22, 2004
Joseph J. Raymond	(Principal Executive Officer)

/s/ Michael A. Maltzman	Vice President and Chief Financial Officer	December 22, 2004
Michael A. Maltzman	(Principal Financing and Accounting Officer)

/s/ Michael J. Rutkin	Director	December 22, 2004
Michael J. Rutkin

/s/ Sanford I. Feld	Director	December 22, 2004
Sanford I. Feld

/s/ Donald W. Feidt	Director	December 22, 2004
Donald W. Feidt

STRATUS SERVICES GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2004 and 2003
and for the Years Ended September 30, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Stratus Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Stratus Services Group, Inc. as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficiency), cash flows and comprehensive income (loss) for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratus Services Group, Inc. as of September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our audits of the consolidated financial statements referred to above, we audited the financial Schedule II. In our opinion, the financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ AMPER, POLITZINER & MATTIA, P.C.

Edison, New Jersey
December 21, 2004

STRATUS SERVICES GROUP, INC.
Consolidated Balance Sheets

	September 30,
Assets	2004	2003
Current assets
Cash	$735,726	$53,753
Accounts receivable - less allowance for doubtful accounts of $2,038,000 and $1,733,000	14,618,155	12,833,749
Unbilled receivables	2,119,836	671,271
Notes receivable (current portion)	32,683	25,240
Prepaid insurance	1,929,056	2,271,715
Prepaid expenses and other current assets	589,421	277,262
	20,024,877	16,132,990

Notes receivable (net of current portion)	74,269	95,166
Note receivable - related party	122,849	128,000
Property and equipment, net of accumulated depreciation	597,416	937,718
Intangible assets, net of accumulated amortization	1,081,936	1,501,579
Goodwill	5,816,353	5,816,353
Deferred registration costs	—	374,365
Other assets	189,475	164,380
	$27,907,175	$25,150,551
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$149,091	$737,514
Loans payable - related parties (current portion)	196,646	503,337
Notes payable - acquisitions (current portion)	955,105	657,224
Line of credit	11,029,070	8,312,275
Cash overdraft	24,492	699,057
Insurance obligation payable	134,975	97,506
Accounts payable and accrued expenses	5,574,852	4,493,759
Accounts payable - related parties	3,512,073	293,645
Accrued payroll and taxes	1,155,426	2,473,596
Payroll taxes payable	5,153,146	5,021,411
Series A redemption payable	250,000	—
Put options liability	673,000	823,000
Series I convertible preferred stock (including unpaid dividends of $40,806 and $-0-)	2,218,306	—
	31,026,182	24,112,324

Loans payable (net of current portion)	—	37,890
Loans payable - related parties (net of current portion)	42,929	—
Notes payable - acquisitions (net of current portion)	1,305,285	2,065,280
Convertible debt	40,000	40,000
Series A voting redeemable convertible preferred stock, $.01 par value, -0- and 1,458,933
shares issued and outstanding. (including unpaid dividends of -0- and $651,752)	—	3,809,752
	32,414,396	30,065,246

Commitments and contingencies

Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series E non-voting convertible preferred stock, $.01 par value, 572 and 40,257 and shares issued and outstanding, liquidation preference of $57,200 (including unpaid dividends of $1,500 and $60,295	58,700	4,086,130

Series F voting convertible preferred stock, $.01 par value, 6,000 and 8,000 shares issued and outstanding, liquidation preference of $600,000 (including unpaid dividends of $72,000 and $28,000)	672,000	828,000

F-3

Common stock, $.04 par value, 100,000,000 shares authorized; 16,822,854 and 4,948,759 shares issued and outstanding	672,914	197,950
Additional paid-in capital	16,930,831	11,728,943
Accumulated deficit	(22,841,666)	(21,755,718)
Total stockholders’ equity (deficiency)	(4,507,221)	(4,914,695)
	$27,907,175	$25,150,551

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statements of Operations

	Years Ended September 30,
	2004	2003	2002

Revenues	$110,499,451	$76,592,209	$45,859,801

Cost of revenues	97,134,025	65,186,431	37,624,716

Gross profit	13,365,426	11,405,778	8,235,085

Selling, general and administrative expenses	14,020,338	13,309,072	11,114,340

Loss on impairment of goodwill	—	—	300,000

Other charges	—	753,000	140,726

Operating (loss) from continuing operations	(654,912)	(2,656,294)	(3,319,981)

Interest expense	(2,525,245)	(1,887,900)	(1,689,635)
Gain on redemption of Series A redeemable preferred stock	2,087,101	—	—
(Loss) on sale of investment	—	—	(2,159,415)
Other income	7,108	111,062	83,398

(Loss) from continuing operations	(1,085,948)	(4,433,132)	(7,085,633)

Discontinued operations — (loss) from discontinued operations	—	(1,322,967)	(1,060,008)
Gain (loss) on sale of discontinued operations	—	(21,020)	1,759,056
Net (loss)	(1,085,948)	(5,777,119)	(6,386,585)
(Loss) on exchange of Series E preferred stock	(3,948,285)	—	—
Dividends and accretion on preferred stock	(1,365,500)	(1,629,874)	(1,041,810)
Net (loss) attributable to common stockholders	$(6,399,733)	$(7,406,993)	$(7,428,395)

Basic:
(Loss) from continuing operations	$(.84)	$(1.38)	$(3.08)
Earnings (loss) from discontinued operations	—	(.31)	.27
Net (loss)	$(.84)	$(1.69)	$(2.81)

Diluted:
(Loss) from continuing operations	$(.84)	$(1.38)	$(3.08)
Earnings (loss) from discontinued operations	—	(.31)	.27
Net (loss)	$(.84)	$(1.69)	$(2.81)

Weighted average shares, outstanding per common share
Basic	7,640,304	4,377,729	2,638,954
Diluted	7,640,304	4,377,729	2,638,954

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2004	2003	2002
Cash flows from (used in) operating activities
Net (loss) from continuing operations	$(1,085,948)	$(4,433,132)	$(7,085,633)
Net earnings (loss) from discontinued operations	—	(1,343,987)	699,048
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	388,880	538,386	510,059
Amortization	419,643	393,982	565,427
Provision for doubtful accounts	525,000	875,000	1,658,000
Loss on impairment of goodwill	—	—	400,000
Deferred financing costs amortization	1,608	1,608	405,471
Loss on sale of investment	—	—	2,159,415
Gain (loss) on extinguishments of convertible debt	—	—	(3,277)
Accrued penalties on Series B Convertible Preferred Stock	—	—	28,080
(Gain) loss on sales of discontinued operations	—	21,020	(1,759,056)
Interest expense amortization for the intrinsic value of the beneficial conversion feature of convertible debentures	—	—	104,535
Common stock and warrants issued for fees	—	47,000	—
Imputed interest	82,167	66,832	—
Accrued interest	(153,228)	80,336	106,687
Dividends on preferred stock	468,155	—	—
(Gain) on redemption of Series A redeemable preferred stock	(2,087,101)	—	—
Loss on sale of property and equipment	11,453	—	—
Changes in operating assets and liabilities
Accounts receivable	(3,757,971)	(3,134,505)	(2,796,986)
Prepaid insurance	342,659	437,616	(1,273,053)
Prepaid expenses and other current assets	(16,239)	153,589	(26,455)
Other assets	(26,703)	(5,229)	(5,111)
Insurance obligation payable	37,469	(30,569)	(421,385)
Accrued payroll and taxes	(1,318,170)	644,967	366,891
Payroll taxes payable	131,735	2,560,734	1,630,854
Accounts payable and accrued expenses	4,509,749	694,221	1,057,157
Total adjustments	(440,894)	3,344,988	2,707,253
	(1,526,842)	(2,432,131)	(3,679,332)
Cash flows from (used in) investing activities
Purchase of property and equipment	(81,534)	(243,995)	(322,748)
Proceeds from sale of investment	—	—	206,631
Payments for business acquisitions	—	(61,644)	(336,726)
Net proceeds from sale of discontinued operations	—	1,120,770	1,709,079
Collection of notes receivable	18,605	4,594	—
	(62,929)	819,725	1,256,236
Cash flows from financing activities
Payments of registration costs	—	(374,365)	—
Proceeds from issuance of common stock	2,527,338	—	222,083
Proceeds from issuance of preferred stock	—	1,442,650	1,932,131
Proceeds from loans payable	12,337	879,000	1,729,898
Payments of loans payable	(617,147)	(636,391)	(1,073,440)
Proceeds from loans payable - related parties	—	587,337	166,000
Payments of loans payable - related parties	(263,762)	(200,000)	(50,000)
Payments of notes payable - acquisitions	(600,201)	(687,775)	(1,117,001)
Payment of put options liability	(150,000)	—	—
Net proceeds from line of credit	2,716,795	573,158	432,536
Net proceeds from convertible debt	—	—	327,775
Redemption of convertible debt	—	—	(302,896)

Cash overdraft	(674,565)	(32,444)	731,501
Cost in connection with common stock issued for acquisition	—	—	(2,000)
Redemption of preferred stock	(679,000)	—	(455,000)
Purchase of fractional shares of common stock	(51)	—	—
Dividends paid	—	(47,657)	(11,667)
	2,271,744	1,503,513	2,413,920
Net change in cash	681,973	(108,893)	(9,176)
Cash - beginning	53,753	162,646	171,822
Cash - ending	$735,726	$53,753	$162,646

Supplemental disclosure of cash paid
Interest	$1,333,059	$2,042,821	$1,937,930

Schedule of noncash investing and financing activities
Fair value of assets acquired	$—	$1,266,519	$1,816,727
Less: cash paid	—	(176,644)	(336,727)
Less: common stock and put options issued	—	—	(380,000)
Liabilities assumed	$—	$1,089,875	$1,100,000
Issuance of common stock upon redemption of Series A redeemable Preferred Stock	$1,400,000	$—	$—
Issuance of common stock in exchange for Series E Preferred Stock	$6,568,215	$—	$—
Issuance of Series I convertible preferred stock in exchange for Series E Preferred Stock	$2,177,500	$—	$—
Issuance of common stock upon conversion of convertible debt	$—	$—	$736,003
Issuance of Series E Preferred Stock in exchange for Series H Preferred Stock	$—	$508,250	$—
Issuance of Series B Preferred Stock in exchange for convertible and other debt (including $160,000 loans payable - related parties)	$—	$—	$1,016,499
Issuance of Series E Preferred Stock in exchange for Series B Preferred Stock	$—	$—	$875,210
Issuance of common stock in exchange for accounts payable and accrued expenses	$57,000	$37,500	$59,000
Issuance of common stock for fees	$—	$27,500	$—
Issuance of common stock upon conversion of convertible preferred stock	$572,500	$925,000	$—
Issuance of Series E Preferred Stock in exchange for penalties	$—	$362,792	$—
Issuance of Series F Preferred Stock in exchange for accrued dividends	$—	$84,943	$—
Issuance of warrants for fees	$—	$19,500	$55,000
Cumulative dividends and accretion on preferred stock	$1,365,500	$1,582,217	$1,030,143

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares

Balance - September 30, 2001	$1,282,849	$82,178	2,054,441	$—	—
Net (loss)	(6,386,585)	—	—	—	—
Dividends and accretion on preferred stock	(135,667)	—	—	906,143	—
Beneficial conversion feature of convertible debt and convertible preferred stock	136,000	—	—	(695,000)	—
Beneficial conversion feature of convertible debt redeemed	(69,541)	—	—	—	—
Conversion of convertible debt	736,003	25,375	634,370	—	—
Issuance of common stock in connection with acquisition	378,000	4,000	100,000	—	—
Proceeds from the private placements of common stock (net of costs of $9,750) for cash	222,083	2,777	69,431	—	—
Issuance of warrants for services provided	55,000	—	—	—	—
Issuance of Series B preferred stock in exchange for loans payable	934,907	—	—	1,016,499	203,300
Issuance of common stock in exchange for accounts payable and accrual expenses	59,000	896	22,400	—	—
Proceeds from the issuance of preferred stock (net of costs of $402,870) for cash	2,162,131	—	—	2,565,001	82,650
Redemption of Series B Preferred Stock	(455,000)	—	—	(455,000)	(91,000)
Redemption of convertible debt	(20,577)	—	—	—	—
Reclassification adjustment for loss on securities available for sale included in net income	1,200,000	—	—	—	—
Reclassification of Series A Preferred Stock to Stockholders’ Equity	2,916,000	—	—	2,916,000	1,458,933
Conversion of Series B Preferred Stock to Series E Preferred Stock	28,080	—	—	28,080	(163,267)
Forgiveness of dividends on Series B Preferred Stock	—	—	—	(2,400)	—
Balance - September 30, 2002	$3,042,683	$115,226	2,880,642	$6,279,323	1,490,616

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit

Balance - September 30, 2001	$11,992,685	$(1,200,000)	$(9,592,014)
Net (loss)	—	—	(6,386,585)
Dividends and accretion on preferred stock	(1,041,810)	—	—
Beneficial conversion feature of convertible debt and convertible preferred stock	831,000	—	—
Beneficial conversion feature of convertible debt redeemed	(69,541)	—	—
Conversion of convertible debt	710,628	—	—
Issuance of common stock in connection with acquisition	374,000	—	—
Proceeds from the private placements of common stock (net of costs of $9,750) for cash	219,306	—	—
Issuance of warrants for services provided	55,000	—	—
Issuance of Series B preferred stock in exchange for loans payable	(81,592)	—	—
Issuance of common stock in exchange for accounts payable and accrual expenses	58,104	—	—
Proceeds from the issuance of preferred stock (net of costs of $402,870) for cash	(402,870)	—	—
Redemption of Series B Preferred Stock	—	—	—
Redemption of convertible debt	(20,577)	—	—
Reclassification adjustment for loss on securities available for sale included in net income	—	1,200,000	—
Reclassification of Series A Preferred Stock to Stockholders’ Equity	—	—	—
Conversion of Series B Preferred Stock to Series E Preferred Stock	—	—	—
Forgiveness of dividends on Series B Preferred Stock	2,400	—	—
Balance - September 30, 2002	$12,626,733	$—	$(15,978,599)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares

Net (loss)	(5,777,119)	—	—	—	—
Dividends and accretion on preferred stock	(47,657)	—	—	1,582,217	—
Beneficial conversion feature of convertible debt and convertible preferred stock	—	—	—	(711,000)	—
Issuance of common stock for fees	27,500	1,000	25,000	—	—
Conversion of Series E Preferred Stock for Common Stock	—	59,224	1,480,617	(725,700)	(7,352)
Conversion of Series F Preferred Stock for Common Stock	—	20,000	500,000	(200,000)	(2,000)
Issuance of warrants for services provided	19,500	—	—	—	—
Issuance of Series E preferred stock in exchange for loans payable	100,000	—	—	100,000	1,000
Issuance of common stock in exchange for accounts payable and accrual expenses	37,500	2,500	62,500	—	—
Proceeds from the issuance of Series E Preferred Stock (net of costs of $543,600) for cash	1,492,650	—	—	2,036,250	20,362
Issuance of Series E Preferred Stock for penalties	—	—	—	362,792	3,628
Issuance of Series E Preferred Stock for accrued penalties	—	—	—	—	849
Conversion of Series H Preferred Stock for Series E Preferred Stock (including $8,750 of accrued dividends)	—	—	—	—	87
Reclassification of Series A Preferred Stock to Liabilities	(3,809,752)	—	—	(3,809,752)	(1,458,933)
Balance - September 30, 2003	$(4,914,695)	$197,950	4,948,759	$4,914,130	48,257

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit

Net (loss)	—	—	(5,777,119)
Dividends and accretion on preferred stock	(1,629,874)	—	—
Beneficial conversion feature of convertible debt and convertible preferred stock	711,000	—	—
Issuance of common stock for fees	26,500	—	—
Conversion of Series E Preferred Stock for Common Stock	666,476	—	—
Conversion of Series F Preferred Stock for Common Stock	180,000
Issuance of warrants for services provided	19,500	—	—
Issuance of Series E Preferred Stock in exchange for loans payable	—	—	—
Issuance of common stock in exchange for accounts payable and accrual expenses	35,000	—	—
Proceeds from the issuance of Series E Preferred Stock (net of costs of $543,600) for cash	(543,600)	—	—
Issuance of Series E Preferred Stock for penalties	(362,792)	—	—
Issuance of Series E Preferred Stock for accrued dividends	—	—	—
Conversion of Series H Preferred Stock for Series F Preferred Stock (including $8,750 of accrued dividends)	—	—	—
Reclassification of Series A Preferred Stock to Liabilities	—	—	—
Balance - September 30, 2003	$11,728,943	$—	$(21,755,718)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares

Net (loss)	$(1,085,948)	$—	—	$—	—
Dividends and accretion on preferred stock	—			245,915	—
Issuance of common stock for fees	297,000	27,000	675,000	—	—
Conversion of Series E Preferred Stock for Common Stock	—	28,536	713,385	(372,500)	(3,725)
Conversion of Series F Preferred Stock for Common Stock	—	20,000	500,000	(200,000)	(2,000)
Proceeds from the issuance of Common Stock (net of costs ) for cash	2,152,973	198,441	4,961,028	—	—
Redemption of Series E Preferred Stock	(179,000)	—	—	(179,000)	(1,750)
Exchange of Series E Preferred Stock for Common Stock and warrants or Series I Preferred Stock	(2,177,500)	130,990	3,274,750	(4,797,430)	(45,418)
Cash paid in lieu of fractional shares	(51)	(3)	(68)
Issuance of Series E Preferred Stock for penalties	—	—	—	1,119,585	11,196
Issuance of Series E Preferred Stock for accrued dividends	—	—	—	—	12
Redemption of Series A Preferred Stock	1,400,000	70,000	1,750,000	—	—
Balance - September 30, 2004	$(4,507,221)	$672,914	16,822,854	$730,700	6,572

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit

Net (loss)	—	—	(1,085,948)
Dividends and accretion on preferred stock	(245,915)	—	—
Issuance of common stock for fees	270,000	—	—
Conversion of Series E Preferred Stock for Common Stock	343,964	—	—
Conversion of Series F Preferred Stock for Common Stock	180,000	—	—
Proceeds from the issuance of Common Stock (net of costs ) for cash	1,954,532	—	—
Redemption of Series E Preferred Stock	—	—	—
Exchange of Series E Preferred Stock for Common Stock and warrants for Series I Preferred Stock	2,488,940	—	—
Cash paid in lieu of fractional shares	(48)	—	—
Issuance of Series E Preferred Stock for penalties	(1,119,585)	—	—
Issuance of Series E Preferred Stock for accrued dividends	—	—	—
Redemption of Series A Preferred Stock	1,330,000	—	—
Balance - September 30, 2004	$16,930,831	$—	$(22,841,666)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended September 30,
	2004	2003	2002

Net (loss)	$(1,085,948)	$(5,777,119)	$(6,386,585)

Reclassification adjustment for loss on securities available for sale included in net income	—	—	1,200,000

Comprehensive income (loss)	$(1,085,948)	$(5,777,119)	$(5,186,585)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Notes to Consolidated Financial Statements

Note 1 -	Nature of Operations and Summary of Significant Accounting Policies
Operations
Stratus Services Group, Inc. together with its 50%-owned joint venture, (the “Company”) is a national provider of staffing and productivity consulting services. As of September 30, 2004, the Company operated a network of 27 offices in 7 states.

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

Principles of Consolidation
The consolidated financial statements include the accounts of Stratus Services Group, Inc. and its 50%-owned joint venture (see Note 1 - “New Accounting Pronouncements”).

Basis of Presentation
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred significant losses from continuing operations of $1,086,000, $4,433,000 and $7,086,000 during the years ended September 30, 2004, 2003 and 2002, respectively, and has a working capital deficit of $11,001,000 at September 30, 2004. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following summarizes revenues:

	Years Ended September 30,
	2004	2003	2002
Staffing	$110,452,043	$76,011,503	$45,153,269

Payrolling	$47,408	$580,706	706,532
	$110,499,451	$76,592,209	$45,859,801

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Cash
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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented.

	Year Ended September 30,
	2004	2003	2002
Numerator:
Basic EPS
Net (loss)	$(5,034,233)	$(5,777,119)	$(6,386,585)
Dividends and accretion on preferred stock	1,365,500	1,629,874	1,041,810

Net earnings (loss) attributable to common stockholders	$(6,399,733)	$(7,406,993)	$(7,428,395)

Denominator:
Basic EPS
Weighted average shares outstanding	7,640,304	4,377,729	2,638,954
Per share amount	$(.84)	$(1.69)	$(2.81)

Effect of stock options and warrants	—	—	—

Dilutive EPS
Weighted average shares outstanding including incremental shares	7,640,304	4,377,729	2,638,954
Per share amount	$(.84)	$(1.69)	$(2.81)

Investment
The investment represented securities available for sale which were stated at fair value. Unrealized holding gains and losses were reflected as a net amount in accumulated other comprehensive loss until realized. The entire investment, which consisted of an investment in a publicly-traded foreign company, was sold in the year ended September 30, 2002 at a gross realized loss of $2,159,415. There were no gross realized gains and losses on sales of available-for-sale securities for the years ended September 30, 2004 and 2003.

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

Goodwill
Effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. “Goodwill and other Intangible Assets”. The provisions at SFAS No. 142 require that intangible assets not subject to amortization and goodwill be tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus no amortization for such goodwill was recognized in the accompanying consolidated statement of operations for the years ended September 30, 2004 and 2003, compared to $289,177 for the year ended September 30, 2002.

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

Prior to the adoption of SFAS No. 142 on October 1, 2002, the Company amortized goodwill over its estimated useful life of fifteen years and evaluated goodwill for impairment in conjunction with its other long-lived assets. In this connection, the Company recorded charges of $400,000 in the year ended September 30, 2002. $100,000 has been reclassified to discontinued operations in the year ended September 30, 2002. The steady decline in revenue and earnings of certain previously acquired business units and in the case of one business unit, the loss of a major customer, required that the Company adjust the carrying value of the goodwill.

Fair Values of Financial Instruments
Fair values of cash, accounts receivable, accounts payable and short-term borrowings approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the financial statements.

Stock - Based Compensation
The Company accounts for stock based compensation issued to its employees and directors in accordance with Accounting Principle Board No. 25, “Accounting for Stock Issued to Employees”, and has elected to adopt the “disclosure only” provisions of SFAS No. 123 as amended by provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require new permanent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results.

For SFAS No. 148 purposes, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	Years Ended September 30,
	2004	2003	2002
Risk-free interest rate	4%	4%	4%
Dividend yield	0%	0%	0%
Expected life	4-7 years	4-7 years	4-7 years
Volatility	100%	100%	100%

If the Company had elected to recognize the compensation costs of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net loss and loss per share would have been adjusted to the proforma amounts below:

	Years Ended September 30,
	2004	2003	2002

Net (loss) attributable to common stockholders, as reported	$(6,399,733)	$(7,406,993)	$(7,428,395)

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(880,370)	(1,974,862)	(2,392,090)

Pro forma net (loss) attributable to common stockholders	$(7,280,103)	$(9,381,855)	$(9,820,485)

(Loss) from continuing operations per common share attributable to common stockholders:
Basic - as reported	$(.84)	$(1.69)	$(2.81)
Basic - pro forma	$(.95)	$(2.14)	$(3.72)

Diluted - as reported	$(.84)	$(1.69)	$(2.81)
Basic - pro forma	$(.95)	$(2.14)	$(3.72)

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

Advertising Costs
Advertising costs are expensed as incurred. The expenses for the years ended September 30, 2004, 2003 and 2002 were $143,000, $136,000 and $122,000, respectively, and are included in selling, general and administrative expenses.

Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

New Accounting Pronouncements
In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”) - Consolidation of Variable Interest Entities, and a revised interpretation of FIN 46 (FIN 46R) was issued in December 2003. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into prior to January 31, 2003, the FIN 46R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. As a result of adopting FIN 46R, the Company has consolidated Stratus Technology Services, LLC (“STS”), a joint venture in which the Company has a 50% interest (See Note 10). The Company was deemed to be the primary beneficiary of STS since a son of the Chief Executive Officer of the Company has a majority interest in the other 50% venturer. STS provides information technology staffing services. After elimination of inter-company balances, there are no assets remaining of STS included in the Company’s consolidated balance sheet.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. This statement affects the issuer’s accounting for three types of freestanding financial instruments including (1) mandatorily redeemable shares that are required to be redeemed at a specified or determinable date or upon an event certain to occur, (2) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares and (3) certain obligations that can be settled with share, the monetary value of which is (i) fixed, tied solely or predominantly to a variable such as a market index, or (ii) varies inversely with the value of the issuers’ shares. For public companies, SFAS No. 150 became effective at the beginning of the first interim period beginning after June 15, 2003. As a result of SFAS No. 150, the Company has classified put options that were previously classified as “Temporary equity” and the Company’s Series A redeemable convertible preferred stock as liabilities at September 30, 2003.

In March 2004, the FASB issued an exposure draft of a new standard entitled “Share Based Payment”, which would amend SFAS No. 123 and Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows”. The new accounting standard, as proposed, would require the expensing of stock options issued by the Company in the financial statements using a fair-value-based method and would be effective for periods beginning after June 15, 2005. See Note 1 “Stock-Based Compensation” for pro forma disclosures regarding the effect on net income and income per share if the Company had applied the fair value recognition provisions of the SFAS No. 123. Depending on the method adopted by the Company to calculate stock-based compensation expense upon the adoption of Share Based Payment, the pro forma disclosure in Note 1 - “Stock Based Compensation”, may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

In September 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The Task Force reached a conclusion that Contingently Convertible Instruments should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. Through September 30, 2004, EITF Issue No. 04-08 had no effect on the Company.

Reclassifications
Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the current year.

Note 2 -	Reverse Stock Split

On July 14, 2004, the Company effected a one-for-four reverse stock split of the Company’s common stock. All references to per share information and the number of shares issued and outstanding for all years presented have been adjusted to reflect the reverse stock split on a retroactive basis.

Note 3 -	Public Offering

On August 11, 2004, the Company completed a public offering of units consisting of one share of the Company’s common stock and one warrant to purchase common stock. A total of 4,961,028 units were sold at $.80 per unit, generating net proceeds of approximately $2,153,000, after deducting underwriter’s commission’s and other offering costs aggregating approximately $1,815,000.

Each warrant entitles the holder to purchase one share of the Company’s stock for $.76. The warrants are exercisable at any time during the period commencing July 14, 2005 and ending January 17, 2007, unless the Company has redeemed them. The Company may redeem some or all of the warrants at a redemption price of $.08 per warrant, beginning July 14, 2005, once the closing bid price of the Company’s common stock has been at least $1.33 for 20 consecutive trading days.

Note 4 -	Acquisitions

On July 27, 2001, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable of the clerical and light industrial staffing division of Source One Personnel, Inc. (“Source One”). As a result of the acquisition, the Company has expanded its presence in the Philadelphia to New York corridor.

The initial purchase price for the assets was $3,400,000, of which $200,000 in cash, and 100,000 shares of the Company’s restricted common stock were paid at the closing and the remaining $2,400,000 was represented by two promissory notes. In addition, Source One is entitled to earnout payments based upon the acquired business achieving certain performance levels during each of the three fiscal years beginning October 1, 2001. There was no earnout payment due for the years ended September 30, 2004, 2003 and 2002. There was an additional $42,163 of costs paid to third parties in connection with the acquisition. The first note, representing $600,000, was payable in one installment of $600,000 plus accrued interest at 7% per year, at 180 days after the closing. The second note, representing $1,800,000 bears interest at 7% per year and is payable over a four-year period in equal quarterly payments beginning 120 days after the closing. Source One had agreed to allow the Company to defer the payment of the first note and the February 2002 installment of the second note until the earlier of the receipt of the proceeds from the sale of the Company’s Engineering Division (see Note 5) on April 30, 2002. In June 2002, Source One agreed to forbear from exercising remedies against the Company until June 30, 2002. On July 31, 2002, the Company cured all payment defaults under the first and second notes. In exchange for the forbearance, the Company issued 250,000 shares of its restricted Common Stock to Source One. Source One has a put option to sell 100,000 shares back to the Company at $8.00 per share between 24 months after the closing and final payment of the second note, but not less than 48 months (see Note 18).

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

Effective January 1, 2002, the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of seven offices of Provisional Employment Solutions, Inc. (“PES”). The initial purchase price was $1,480,000, represented by a $1,100,000 promissory note and 400,000 shares of the Company’s common stock. There was an additional $334,355 of costs paid to third parties in connection with the acquisitions. In addition, PES is entitled to earnout payments of 15% of pretax profit of the acquired business up to a total of $1.25 million or the expiration of ten years, whichever occurs first. There was no earnout payment due for the years ended September 30, 2004, 2003 and 2002. The note bears interest at 6% a year and is payable over a ten-year period in equal quarterly payments.

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

Effective as of December 1, 2002, (the “Effective Date”), the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services (“Elite”), a California corporation. The Elite branches provide temporary light industrial and clerical staffing in six business locations in California and Nevada. The Company also took over Elite’s Downey, California office, from which Elite serviced no accounts but which it utilized as a corporate office. The Company has utilized the Downey office as a regional corporate facility. The acquisition of Elite furthers the Company’s expansion into the California staffing market. Pursuant to the terms of an Asset Purchase Agreement between the Registrant and Elite dated November 19, 2002 (the “Asset Purchase Agreement”), the purchase price payable at closing (the “Base Purchase Price”) for the assets was $1,264,000, all of which was represented by an unsecured promissory note. In addition to the Base Purchase Price, Elite will also receive as a deferred purchase price, an amount equal to 10% of the annual “Gross Profits” as defined in the Asset Purchase Agreement of the acquired business between $2,500,000 and $3,200,000, and 15% of the annual Gross Profits of the acquired business in excess of $3,200,000 for a period of two years from the Effective Date. The note includes a stated imputed interest at 4% per year and is payable over an eight-year period in equal monthly payments beginning 30 days after the Effective Date. In connection with the transaction, Elite, its President and other key management members entered into non-competition and non-solicitation agreements pursuant to which they agreed not to compete with the Registrant in the territories of the acquired business for periods ranging from twelve months to five years, and to not solicit the employees or customers of the acquired business for periods ranging from twelve months to five years.

For financial accounting purposes, interest on the note has been imputed at a rate of 11% per year. Accordingly, the note and Base Purchase Price has been recorded at $845,875. In accordance with SFAS No. 141, “Business Combinations” the contingent portion of the purchase price has been recognized as a liability to the extent that the net acquired assets exceed the purchase price. Accordingly, $244,000 is included in “Accounts payable and accrued expenses” on the attached consolidated balance sheet as of September 30, 2004 and 2003. As of September 30, 2004, $154,000 of the contingent purchase price has been earned. There was an additional $176,644 of costs paid to third parties in connection with the acquisition.

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

The above acquisitions have been accounted for as purchases. The results of operations are included in the Company’s consolidated statements of operations from the effective date of acquisition.

The unaudited pro forma consolidated results of operations presented below assume that the acquisitions had occurred at the beginning of fiscal 2002. This information is presented for informational purposes only and includes certain adjustments such as goodwill amortization resulting from the acquisitions and interest expense related to acquisition debt.

	Unaudited Year Ending September 30,
	2003	2002
Revenues	$82,170,209	$75,194,801

Net (loss) from continuing operations attributable to common stockholders	(6,003,032)	(8,513,443)

Net (loss) per share attributable to common stockholders
Basic	$(1.37)	$(3.23)
Diluted	$(1.37)	$(3.23)

The maturities on notes payable-acquisitions are as follows:

Year Ending September 30
2005	$955,105
2006	$207,090
2007	$225,419
2008	$245,524
2009	$267,587
Thereafter through 2010	$359,665
$2,260,390

Note 5 -	Discontinued Operations
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

The Asset Purchase Agreement required SEA to make the following additional payments to SEP:

(i)
A payment of $1 million, plus or minus the amount by which SEA’s profit for the six months ending June 30, 2002, as determined pursuant to the Asset Purchase Agreement, were less than $600,000 (the “Second Payment”);

(ii)
A payment of $1 million, plus or minus the amount by which SEA’s profit for the six months ending December 31, 2002, as determined pursuant to the Asset Purchase Agreement, were greater or less than $600,000 (the “Third Payment”);

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

Revenues from the Division were $2,730,000 for the year ended September 30, 2002.

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

On August 22, 2003, the Company completed the sale, effective as of August 18, 2003 (the “ALS Effective Date”) of substantially all of the tangible and intangible assets, excluding accounts receivable, of its Miami Springs, Florida office. Pursuant to the terms of the Asset Purchase Agreement between the Company and ALS, LLC, a Florida limited liability company (“ALS”) dated August 22, 2003 (the “Purchase Agreement”), the purchase price for the purchased assets was $128,000, which was paid by a promissory note, which bears interest at the rate of 7% per year with payments over a 60 month period. The amount of the monthly payments due under the note is equal to the greater of $10 per month or 20% of the monthly net profits generated by the staffing business originating from the purchased assets, commencing October 31, 2003. The note is secured by a security interest in all of the purchased assets.

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

On September 10, 2003, the Company completed the sale, effective as of September 15, 2003 (the “Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable, of five of its New Jersey offices to D/O Staffing LLC (“D/O”). The offices sold are the following: Elizabeth, New Brunswick, Paterson, Perth Amboy and Trenton, New Jersey. Pursuant to the terms of an asset purchase agreement between D/O and us dated September 10, 2003 (the “D/O Purchase Agreement”), the base purchase price for the purchased assets was $1,250,000 payable as follows:

(i)	$1,150,000 payable in certified funds at the closing; and

(ii)
$100,000 payable in certified funds into escrow at the closing to be held in escrow by attorneys for the Buyer pursuant to the terms of an escrow agreement, to account for certain post-closing adjustments.

Additionally, the Company may be entitled to receive as a deferred purchase price (the “Bonus”), an amount equal to $125,000 if, for the one year period measured from the Effective Date, the purchased assets generate for D/O at least $18,000,000 in actual billings by client accounts serviced by the Company as of the Closing and transferred by the Company to D/O pursuant to the D/O Purchase Agreement. The Bonus, if any, is payable by a promissory note, payable over 24 months and bearing interest at an interest rate of 6% a year. The Company and D/O are disputing whether or not the Company is entitled to any Bonus. Accordingly, no contingent gain has been recorded at September 30, 2004.

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

Revenues from the aforementioned certain branches were $18,089,065 and $19,261,294 for the years ended September 30, 2003 and 2002, respectively.

The consolidated statements of operations for all periods presented have been reclassified to reflect the operating results of the Division and sold branches as discontinued operations.

Note 6 -	Line of Credit
The Company has a loan and security agreement (the “Loan Agreement”) with a lending institution whereby the Company can borrow up to 85% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company’s tangible net worth (as defined). Until April 10, 2003, borrowings under the Loan Agreement bore interest at
1 ¾% above the prime rate. Effective April 10, 2003, the Company entered into another modification of the Loan Agreement which provides that borrowings under the Loan Agreement bear interest at 3% above the prime rate. The prime rate at September 30, 2004 was 4.75%. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets. The Loan Agreement expires on June 12, 2005.

At September 30, 2004, the Company was in violation of the following covenants under the Loan Agreement:

(i)	Failing to meet the tangible net worth requirement, and;
(ii)	The Company’s common Stock being delisted from the Nasdaq SmallCap Market

The Company has received a waiver from the lender on the above.

Note 7 -	Property and Equipment
Property and equipment consist of the following as of September 30:

	2004	2003

Furniture and fixtures	$717,917	$709,372
Office equipment	136,011	118,604
Computer equipment	1,225,040	1,168,148
Computer software	216,153	217,463
Vans	113,697	196,179
	2,408,818	2,409,766
Accumulated depreciation	(1,811,402)	(1,472,048)
Net property and equipment	$597,416	$937,718

Note 8 -	Goodwill and other Intangible Assets

The following table provides a reconciliation of net (loss) attributable to common stockholders for exclusion of goodwill amortization:

	Years Ended September 30,
	2004	2003	2002

Reported net (loss) attributable to common stockholders	$(6,399,733)	$(7,406,993)	$(7,428,395)
Add: Goodwill amortization	—	—	289,177
Adjusted net (loss) attributable to common stockholders	$(6,399,733)	$(7,406,993)	$(7,139,218)

Basic (loss) per share:
Reported net (loss) attributable to common stockholders	$(.84)	$(1.69)	$(2.81)
Add: Goodwill amortization	—	—	.11
Adjusted net (loss) attributable to common stockholders	$(.84)	$(1.69)	$(2.70)

Diluted (loss) per share:
Reported net (loss) attributable to common stockholders	$(.84)	$(1.69)	$(2.81)
Add: Goodwill amortization	—	—	.11
Adjusted net (loss) attributable to common stockholders	$(.84)	$(1.69)	$(2.70)

The changes in the carrying amount of goodwill for the years ended September 30 were as follows:

Balance as of September 30, 2001	$6,468,628
Additions	1,306,131
Amortization	(289,177)
Impairment	(400,000)

Balance as of September 30, 2002	7,085,582

Disposal of certain branches (see Note 5)	(1,269,229)

Balance as of September 30, 2003 and 2004	$5,816,353

Intangible assets consist of the following as of September 30:

	2004	2003

Covenant-not-to-compete	$144,600	$230,480
Customer list	1,957,709	1,957,709
	2,102,309	2,188,189
Less: accumulated amortization	(1,020,373)	(686,610)
	$1,081,936	$1,501,579

Estimated amortization expense for each of the next five years is as follows:

For the Years Ending September 30,

2005	$371,000
2006	178,000
2007	156,000
2008	153,000
2009	152,000

Amortization expense of amortizable intangible assets for the years ended September 30, 2004, 2003 and 2002 was $419,643, $393,982 and $276,251, respectively.

Note 9 -	Loans Payable
Loans payable consist of the following as of September 30:

		2004	2003
Notes, secured by vans with a book value of $44,463 as of September 30, 2004	(i)	$19,091	$76,223
18% promissory note	(ii)	80,000	80,000
Stock repurchase note	(iii)	—	76,246
Demand note	(iv)	—	52,975
Demand notes	(v)	50,000	420,500
Short-term loan	(vi)	—	69,460
		149,091	775,404
Less current portion		(149,091)	(737,514)
Non-current portion		$—	$37,890

(i)	Payable $1,816 per month, including interest at 9.25% a year.
(ii)
Note was due in April 2002. In addition, the Company issued 5,000 shares of its common stock to the noteholder. The noteholder has the right to demand the repurchase by the Company of the shares issued, until the note is paid in full, at $4.00 per share plus 15% interest. Accordingly, $23,000, representing the put option plus interest, is included in “Put options - Liability” on the attached consolidated balance sheets as of September 30, 2004, 2003 and 2002 (see Note 18).

(iii)	Promissory note issued in January 2001 in connection with the purchase of treasury stock. Note was payable $8,000 per month, including interest at 15% a year.
(iv)
On September 30, 2002, the Company converted $215,000 of accounts payable due to Source One (see Note 4) into a demand note. The non-interest bearing note was due in sixteen monthly installments of $13,437.

(v)	Due to non-related parties on demand, bearing interest at various rates.
(vi)	Short-term loan payable, which was payable $7,500 per month, bearing interest at 8%.

Note 10 -	Related Party Transactions
Consulting Fees
The son of the Chief Executive Officer of the Company (the “CEO”) provides consulting services to the Company. Consulting expense was $103,000, $53,000 and $125,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

The Company has paid consulting fees to an entity whose stockholder is another son of the CEO of the Company. Consulting fees amounted to $64,000, $86,000 and $141,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

Sale of Common Stock
During the year ended September 30, 2002, the Company sold 177,722 shares of its common stock in private placements to a relative of the CEO of the Company at prices approximating the then current market of $.87 to $.93 per share, for total gross proceeds of $156,833.

Loans Payable
During the year ended September 30, 2002, the CEO loaned $75,000 to the Company which was repaid during the year ended September 30, 2003. During the year ended September 30, 2003, the CEO made various loans to the Company aggregating $215,000 of which $175,000 was repaid by September 30, 2003 and $40,000 was repaid during the year ended September 30, 2004.

During the year ended September 30, 2002, a son of the CEO loaned $41,000 to the Company, which is still outstanding at September 30, 2004. During the year ended September 30, 2003, this son of the CEO, another son of the CEO and the brother of the CEO loaned the Company $100,000, $6,000 and $100,000, respectively. All of these amounts were repaid during the year ended September 30, 2004.

During the year ended September 30, 2003, a member of the Board of Directors of the Company (the “Board Member”) and a trust formed for the benefit of the family of another member of the Board of Directors (the “Trust”) loaned $100,000 and $116,337, respectively, to the Company. Both of these loans were unsecured and due on demand. In August 2004, the Company and the Trust executed a promissory note whereby the $116,337 is to be paid at $10,000 a month, with a final payment of $4,309 on August 15, 2005. Payment is guaranteed by the CEO. Interest of 12% a year is included in the payments. In September 2004, the Company and the Board Member executed a promissory note whereby the $100,000 is to be paid at $5,500 a month through May 2006. Interest of 12% a year is included in the payments.

Preferred Stock
In March 2002, a $160,000 note payable by the Company to a company owned by the CEO was exchanged for 32,000 shares of Series B Convertible Preferred Stock (see Note 15).

In July 2002, the CEO invested $1,000,000 in the Company in exchange for 10,000 shares of newly created Series F Convertible Preferred Stock (see Note 15).

Joint Venture
The Company provides information technology staffing services through a joint venture, Stratus Technology Services, LLC (“STS”), in which the Company has a 50% interest. A son of the CEO of the Company has a majority interest in the other 50% venturer. The Company’s share of income (loss) from operations of STS of ($19,280), for the six months ended March 31, 2004 and $30,473 and $46,312 for the years ended September 30, 2003 and 2002, respectively, is included in other income (expense) in the consolidated statements of operations.

Effective March 31, 2004, the Company adopted the provisions of FIN 46R as it relates to STS (see Note 1).

Note Receivable
The “Note Receivable - related party” as of September 30, 2004, is the amount due from ALS in connection with the sale of the Company’s Miami Springs, Florida office (see Note 5). ALS is the holding company for Advantage Services Group, LLC (“Advantage”).

Payroll Outsourcing
During the years ending September 30, 2003 and 2004, the Company entered into various agreements with ALS and Advantage, a company in which a son of the CEO holds a 50% interest, in which ALS and Advantage are to provide payroll outsourcing services for all of the Company’s in-house staff and customer staffing requirements in California, Delaware, Maryland, Texas and Florida. The Company pays agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% of pay rates. The total amount charged by ALS and Advantage under this agreement was $31, 920,000 and $2,475,000 in the years ended September 30, 2004 and 2003, respectively.

Accounts payable and accrued expenses-related parties on the attached consolidated balance sheets at September 30, 2004 and 2003 represents amounts due to ALS and Advantage.

Note 11 -	Accounts Payable and Accrued Expenses

Accounts payable consist of the following as of September 30:

	2004	2003
Accounts payable	$2,118,201	$2,450,326
Accrued compensation	94,993	105,480
Accrued workers’ compensation expense	2,410,164	786,773
Workers’ compensation claims reserve	468,794	495,794
Accrued interest	85,655	241,883
Contingent portion of acquisition purchase price (see Note 4)	244,000	244,000
Accrued other	153,045	169,503
	$5,574,852	$4,493,759

Note 12 -	Payroll Taxes Payable
Payroll taxes payable at September 30, 2004 is comprised of delinquent state unemployment payroll taxes, including interest and penalties thereon, due to New Jersey and California. The Company is in the process of negotiating a payment plan with regards to the approximately $2.2 million due California.

Note 13 -	Income Taxes
Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities follow:

	2004	2003
Current assets and liabilities
Allowance for doubtful accounts	$815,000	$693,000
Valuation allowance	(815,000)	(693,000)
Net current deferred tax asset	$—	$—

Non-current assets and liabilities
Net operating loss carryforward	$7,882,000	$6,933,000
Intangibles	485,000	394,000
Valuation allowance	(8,367,000)	(7,327,000)
Net non-current deferred tax asset	$—	$—

The change in valuation allowance was an increase of $1,162,000, $2,751,000 and $2,355,000 for the years ended September 30, 2004, 2003, and 2002, respectively.

	2004	2003	2002
Income taxes (benefit) is comprised of:
Current	$—	$—	$—
Deferred	(1,162,000)	(2,751,000)	(2,355,000)
Change in valuation allowance	1,162,000	2,751,000	2,355,000
	$—	$—	$—

At September 30, 2004, the Company has available the following federal net operating loss carryforwards for tax purposes:

Expiration Date Year Ending September 30,

2012	$122,000
2018	1,491,000
2019	392,000
2021	4,860,000
2022	4,407,000
2023	6,029,000
2024	2,405,000

The utilization of the net operating loss carryforwards may be limited due to certain factors, including changes in control.

The effective tax rate on net earnings (loss) varies from the statutory federal income tax rate for periods ended September 30, 2003, 2002 and 2001.

	2004	2003	2002

Statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes net	(6.0)	(6.0)	(6.0)
Other differences, net	—	—	—
Valuation allowance	40.0	40.0	40.0
Benefit from net operating loss carryforwards	—	—	—
	—%	—%	—%

Note 14 -	Convertible Debt
At various times through the year ended September 30, 2002, the Company issued convertible debentures through private placements. The debentures bore interest at 6% a year, payable quarterly and had a maturity date of five years from issuance. Each debenture was convertible after 120 days from issuance into the number of shares of the Company’s common stock determined by dividing the principal amount of the debenture by the lesser of (a) 120% of the closing bid price of the common stock on the trading day immediately preceding the issuance date or (b) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of the conversion. The Company had the right to prepay any of the debentures at any time at a prepayment rate that varied from 115% to 125% of the amount of the debenture depending on when the prepayment was made.

The discount arising from the 75% beneficial conversion feature aggregated $136,000 in the year ended September 30, 2002 and was charged to interest expense during the period from the issuance of the debenture to the earliest time at which the debenture became convertible.

Deferred finance costs incurred in connection with the issuance of the debentures was being amortized over the five year term of the debentures. Included in interest expense for the year ended September 30, 2002 is approximately $290,000 for amortization of deferred finance costs in connection with the debentures.

During the year ended September 30, 2002, the Company redeemed $270,180 of debentures, resulting in a gain of approximately $3,000, which is included in “Other income (expense)” in the consolidated statements of operations. The gain is comprised of the following:

Beneficial conversion feature	$90,000
Forgiveness of debt	12,000
Prepayment premiums	(44,000)
Deferred finance costs	(54,000)
Other costs	(1,000)
$3,000

During the year ended September 30, 2002, $970,593 of debentures were converted into 634,370 shares of common stock at prices ranging from $1.20 to $2.40 per share.

In March 2002, the Company entered into an agreement with the holder (the “Debenture Holder”) of all but $40,000 of the remaining outstanding debentures pursuant to which it issued to the Debenture Holder, 231,300 shares of Series B Convertible Preferred Stock (see Note 15) in exchange for (i) $456,499 aggregate principal amount of debentures, (ii) the cancellation of a $400,000 promissory note issued by the Company to the Debenture Holder in January 2002, and (iii) $300,000 in cash. As a result, only $40,000 of Debentures remained outstanding at September 30, 2003 and 2004.

Note 15 -	Preferred Stock
a.	Series A

The shares of Series A Preferred Stock had a stated value of $3.00 per share. The difference between the carrying value and redemption value of the Series A Preferred Stock was being accreted through a charge to additional paid-in-capital through September 30, 2003, since prior to September 30, 2003, the current value of the Series A Preferred Stock, including accrued dividends, had been included in stockholders’ equity. Pursuant to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the current value of the Series A Preferred Stock, including accrued dividends was classified as a liability at September 30, 2003. Accordingly, subsequent to September 30, 2003, the difference between the carrying value and redemption value of the Series A Preferred Stock was being accreted through a charge to interest expense through the June 30, 2008 redemption date.

The Series A Preferred Stock entitled the holders thereof to cumulative dividends at $.21 per share per year, payable semi-annually, commencing on December 31, 2001, when and if declared by the Board of Directors. The shares of Series A Preferred Stock were convertible at the option of the holder into shares of the Company’s Common Stock on a one-for-one basis. On June 30, 2008, the Company was to be required to redeem any shares of Series A Preferred Stock outstanding at a redemption price of $3.00 per share together with accrued and unpaid dividends, payable at the Company’s option, either in cash or in shares of common stock. For purposes of determining the number of shares which the Company was to be required to issue if it chose to pay the redemption price in shares of Common Stock, the Common Stock was to have a value equal to the average closing price of the Common Stock during the five trading days immediately preceding the date of redemption.

In July 2003, the Company entered into an agreement with Artisan (UK) plc (“Artisan”) pursuant to which the Company agreed to redeem the aggregate 1,458,933 shares of its Series A Preferred Stock owned by Artisan.com and Cater Barnard (USA) plc, an affiliate of Artisan. These shares represented all of the shares of Series A Preferred Stock then outstanding. The agreement, as amended in March 2004, provided that the Company’s obligation to redeem the Series A Preferred Stock was contingent upon the Company’s sale of not less than $1,000,000 of units in a proposed “best-efforts” public offering of the units (the “Offering”). This condition was satisfied in July 2004. As a result, the Company paid $500,000 and issued 1,750,000 shares of common stock to an assignee of Artisan and redeemed all of the Series A Preferred Stock following the initial closing of the Offering. The Company is obligated to pay Artisan an additional $250,000 by January 31, 2005, or at the Company’s option, issue to Artisan shares of the Company’s common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for 30 days preceding January 31, 2005. If the Company fails to make the $250,000 payment in cash or stock, it will be required to pay Artisan $300,000 in cash, plus accrued interest at the rate of 18% per year from the date of default until the date the default is cured.

As a result of the redemption, the Company recorded the excess of the carrying amount of the Series A Preferred Stock over the consideration given as a gain on redemption of Series A redeemable preferred stock.

b.	Series B

In March 2002, the Company issued 32,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) in exchange for a $160,000 note due to a company owned by the Chief Executive Officer of the Company (see Note 8). An additional 231,300 shares were issued to the Debenture Holder (see Note 11) in exchange for (i) 456,499 aggregate principal amount of debentures, (ii) cancellation of a $400,000 promissory note due to the Debenture Holder and (iii) $300,000 in cash.

The shares of Series B Convertible Preferred Stock had a stated value of $5 per share. Holders of the Series B Preferred Stock were entitled to cumulative dividends at a rate of 6% of the stated value per year, payable when and as declared by the Board of Directors. Dividends could be paid in cash or, at the option of the Company, in shares of Common Stock, under certain circumstances. Holders of Series B Preferred Stock were entitled to a liquidation preference of $5.00 per share plus accrued dividends. The Series B Preferred Stock was convertible into shares of Common Stock at the option of the holder at any time. The number of shares of Common Stock into which each share of Series B Preferred Stock was convertible was determined by dividing the aggregate liquidation preference of the shares being converted by the lesser of (i) $4.65 or (ii) 75% of the closing bid price of the Common Stock on the trading day preceding the date of conversion. The discount arising from the beneficial conversion feature was treated as a dividend from the date of issuance to the earliest conversion date.

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

In July 2003, the Company sold 14,362 shares of Series E Preferred Stock in private placements for $1,436,250 in cash. Also, in July 2003, the Company entered into an agreement with the holder of the Series H Convertible Preferred Stock (the “Series H Preferred Stock”) pursuant to which the 5,000 shares of Series H Preferred Stock then outstanding plus accrued dividends of $8,750 were exchanged for 5,087 shares of Series E Preferred Stock.

On July 30, 2003, the Company and the Series E holders entered into a letter agreement (the “Compromise Agreement”) to compromise certain disputed penalties arising out the of Company’s alleged failure to timely cause the suspension of the effectiveness of the Company’s Form S-1 Registration Statement, filed with the SEC on behalf of the Series E holders to terminate at the earliest possible date. Pursuant to the terms of the Compromise Agreement, while the Company does not admit that it failed to fulfill its contractual obligations to the Series E shareholders, in the interest of amicably resolving this matter, the Company issued an additional 4,477 shares of Series E Preferred Stock to the Series E shareholders.

During the year ended September 30, 2004, the Company issued an additional 11,196 shares of Series E Preferred Stock to the Series E shareholders in connection with additional penalties that accrued. On July 21, 2004, the Series E shareholders agreed to waive any further penalties with respect to the Company’s failure to register shares issuable upon conversion of the Series E Preferred Stock for public resale, and acknowledged that the penalties that accrued in March 2004 were the last penalties due and owing to the Series E shareholders.

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

Pursuant to the terms of the Exchange Offer, as amended, the Company offered to exchange each share of Series E Preferred Stock, at the holder’s election, for either (i) 125 shares of common stock and 250 common stock purchase warrants for each $100 of stated value and accrued dividends represented by the Series E Preferred Stock; or (ii) one share of Series I Preferred Stock having a stated value of $100 per share and 125 common stock purchase warrants for each $100 of stated value and accrued dividends represented by the Series E Preferred Stock.

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

The Exchange Offer closed on August 5, 2004. The results of the Exchange Offer were as follows: 24,833 shares of Series E Preferred Stock, plus accrued dividends thereon, were exchanged for 3,274,750 shares of common stock and 6,549,500 warrants to purchase common stock, 20,585 shares of Series E Preferred Stock, plus accrued dividends thereon, were exchanged for 21,775 shares of Series I Preferred Stock and 2,721,875 warrants to purchase common stock, and 2,310 shares of Series E Preferred Stock, plus accrued dividends thereon, were not exchanged.

In August 2004, the Company issued 12 shares of Series E Preferred Stock in satisfaction of accrued dividends and in August and September 2004, the Company redeemed 1,750 shares of Series E Preferred Stock, plus accrued dividends, leaving 572 shares outstanding at September 30, 2004.

The Company recognized a loss of $3,948,285 as a result of the Exchange Offer. The warrants were valued at $.44 per warrant using the Black-Scholes pricing model.

During the year ended September 30, 2004, holders of Series E Preferred Stock converted 3,725 shares into 713,385 shares of common stock at conversion prices between $.464 and $.63. During the year ended September 30, 2003, holders of Series E Preferred Stock converted 7,352 shares into 1,480,617 shares of Common Stock at conversion prices between $.30 and $.99.

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

The Series F Preferred Stock is convertible into Common Stock at a conversion price (the “Series F Conversion Price”) equal to $.40 per share. The number of shares issuable upon conversion is determined by multiplying the number of shares of Series F Preferred Stock to be converted by $100, and dividing the result by the Series F Conversion Price.

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

During each of the years ended September 30, 2004 and 2003, the Company’s Chief Executive Officer converted 2,000 shares of the Series F Preferred Stock into 500,000 shares of Common Stock.

e.	Series H

In September 2002, the Company sold 5,000 shares of the newly created Series H Preferred Stock in a private placement for $500,000 in cash.

The Series H Preferred Stock was convertible into Common Stock at a conversion price (the “Series H Conversion Price”) equal to the lower of $.20 per share or the average market price of the Common Stock for the five trading days immediately preceding the conversion date. The number of shares issuable upon conversion was determinable by multiplying the number of shares of Series H Preferred Stock to be converted by $100 and dividing the result by the Series H Conversion Price then in effect.

Holders of Series H Preferred Stock did not have any voting rights, except as required by law.

In July 2003, the 5,000 shares of the Series H Preferred Stock, plus accrued dividends of $8,750 were exchanged for 5,087 shares of Series E Preferred Stock.

f.	Series I

The Company issued shares of Series I Preferred Stock upon the closing of the Exchange Offer in August 2004. The Company is required to redeem each share of the Series I Preferred Stock for an amount equal to the stated value of $100 per share plus all accrued and unpaid dividends on the one year anniversary date of the issuance of the Series I Preferred Stock to the extent permitted by applicable law; provided, however, that the Company has the right to extend the required redemption date for an additional one year, in which case the Company will be required to pay all dividends accrued through the first year of issuance in cash and issue to each holder of Series I Preferred Stock a number of shares of its common stock which then have a value equal to 10% of the stated value of the Series I Preferred Stock held. In addition, if the Company extends the redemption date, it will be required to pay dividends quarterly and pay an advisory fee to an advisor designated by the holders of the Series I Preferred Stock in an amount equal to 10% of the aggregate stated value of the outstanding shares of Series I Preferred Stock, 8% of which will be payable in cash and 2% of which will be paid in shares of the Company’s common stock, valued at the then current market value. If the Company does not redeem the Series I Preferred Stock by the extended redemption date, the dividend rate of the Series I Preferred Stock will increase to 24% per year and the Series I Preferred Stock will be convertible, at the option of the holder, into either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion or common stock and warrants at a rate of 125 shares of common stock and 250 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock. The Company has the right at any time during the 12 month period following the closing of the Exchange Offer, to cause all of the outstanding shares of the Series I Preferred Stock to be converted into, at the election of the holder, either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion, or common stock and warrants at a rate of 125 shares of common stock and 250 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock. The discount associated with the conversion feature of the Series I Preferred Stock could result in changes to our earnings in future periods. Holders of Series I Preferred Stock have no voting rights, except as provided by law and with respect to certain limited matters.

Note 16 -	Other Charges
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

Year ended September 30, 2002:
Included in “Other Charges” are costs incurred in connection with financing not obtained ($75,066), penalties associated with the Series B Preferred Stock ($28,160), and the fair value of shares issued to Source One in connection with a forbearance agreement ($37,500) (see Note 4).

Note 17 -	Commitments and Contingencies
Office Leases
The Company leases offices and equipment under various leases expiring through 2008. Monthly payments under these leases are $57,000.

The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of September 30, 2004.

For the Years Ending September 30,
2005	$537,000
2006	339,000
2007	273,000
2008	5,000

Rent expense was $758,000, $910,000 and $801,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

Other
From time to time, the Company is involved in litigation incidental to its business including employment practices claims. There is currently no litigation that management believes will have a material impact on the Company’s financial position.

Note 18 -	Put Options Liability
Put options liability consists of the following as of September 30, 2004 and 2003:

Put options on 100,000 shares of the Company’s Common Stock issued in connection with the acquisition of Source One (see Note 4)	$650,000

Put options on 5,000 shares of the Company’s Common Stock issued in connection with a loan payable (see Note 9)	23,000
$673,000

On July 29, 2003, the Company received written notification from Source One that it was exercising its option which requires the Company to buy back 100,000 shares of its Common Stock at $8 per share. The Company had thirty days from the receipt of the notification, unless otherwise agreed to in writing, to pay the $800,000. The Company is attempting to negotiate an arrangement, which would permit the Company to pay this amount over an extended period of time or upon receipt of financing. No assurance can be given that Source One will agree to such an agreement. During the year ended September 30, 2004, the Company paid $150,000 against the liability.

Note 19 -	Stock Options and Warrants
The Company currently has in place four stock option plans, the 1999 Equity Incentive Plan (“1999 Plan”), the 2000 Equity Incentive Plan (“2000 Plan”), the 2001 Equity Incentive Plan (“2001 Plan”), and the 2002 Equity Incentive Plan (“2002 Plan”) (collectively the “Equity Incentive Plans” or the “Plans”). The terms of these Plans are substantially similar. The aggregate number of shares reserved for issuance under each of the Plans and the options issued and vested as September 30, 2004 are, respectively, as follows:

1999 Plan	—	125,000 shares authorized, 41,083 issued, 41,083 vested
2000 Plan	—	125,000 shares authorized, -0- issued, -0- vested
2001 Plan	—	250,000 shares authorized, -0- issued, -0- vested
2002 Plan	—	1,250,000 shares authorized, 922,500 issued, 922,500 vested

In addition, in 2000, the Company issued to the Chief Executive Officer of the Company, options to acquire 250,000 shares at $24.00 per share. These options have a ten-year term and are exercisable at the earlier of five years or when the Company achieves earnings of $4.00 per share in a fiscal year. These options will be forfeited if the Chief Executive Officer leaves the employment of the Company.

The Company has also issued 615,000 options under agreements with officers and directors of the Company, including options with respect to 450,000 shares exercisable at $.39 per share granted to directors of the Company in the year ended September 30, 2004.

A summary of the Company’s stock option activity and related information for the years ended September 30 follows:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2001	901,936	$14.08
Granted	914,750	2.64
Canceled	(252,598)	(9.96)
Exercised	—	—

Outstanding at September 30, 2002	1,564,088	8.04
Granted	447,115.92
Canceled	(70,082)	5.20
Exercised	—	—

Outstanding at September 30, 2003	1,941,121	$6.52
Granted	455,000.40
Canceled	(567,538)	6.86
Exercised	—	—

Outstanding at September 30, 2004	1,828,583	$4.87
Exercisable at September 30, 2004	1,117,583	$2.42

The exercise prices range from $.39 to $24.00 per share.

The weighted-average fair value of options granted was $.28, $.76 and $1.48 in the years ended September 30, 2004, 2003 and 2002, respectively.

Following is a summary of the status of stock options outstanding at September 30, 2004:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$.39	450,000	5.0 years	$.39	—	$.39
.92	437,116	8.5 years	.92	437,116.92
1.04	5,000	9.7 years	1.04	—	1.04
2.60	650,000	7.5 years	2.60	650,000	2.60
3.00	5,000	7.4 years	3.00	2,000	3.00
4.00	5,000	7.0 years	4.00	2,000	4.00
22.50	23,125	5.8 years	22.50	23,125	22.50
24.00	253,342	5.5 years	24.00	3,342	24.00
	1,828,583			1,117,583

The Company has issued the following outstanding warrants as of September 30, 2004:

Number of Warrants	Price Per Share	Expiring In

15,607,403	$.76	2007
16,250	16.00	2005
2,500	20.00	2005
5,000	24.00	2005
6,667	3.00	2006
12,500	20.00	2006
25,000	30.00	2006
50,000	4.00	2007
7,500	20.00	2007

During the year ended September 30, 2004, the Company issued 4,961,028 and 9,271,375 warrants in connection with the Offering (see Note 3) and the Exchange Offer (see Note 14), respectively. In addition, 1,375,000 warrants with the same terms as the Offering and the Exchange Offer warrants, were issued to a consultant in connection with the Offering. The balance of the outstanding warrants were issued in prior years to investors and consultants in connection with private placements and in exchange for services rendered to the Company.

A summary of the Company’s warrant activity and related information for the years ended September 30 follows:

	Warrants	Weighted Average Exercise Price

Outstanding at September 30, 2001	114,584	$26.00
Granted	60,000	6.08
Canceled	—	—
Exercised	—	—

Outstanding at September 30, 2002	174,584	19.64
Granted	18,750	1.40
Canceled	—	—
Exercised	—	—

Outstanding at September 30, 2003	193,334	$17.88
Granted	15,607,403.76
Canceled	(67,917)	24.40
Exercised	—	—
Outstanding at September 30, 2004	15,732,820	$.87

The exercise prices range from $.76 to $30.00 per share.

The weighted-average fair value of warrants granted was $.44, $1.04 and $1.16 in the years ended September 30, 2004, 2003 and 2002, respectively.

Note 20 -	Major Customers
The Company had no customers who accounted for more than 10% of total revenues for the years ended September 30, 2004, 2003 and 2002. Major customers are those who account for more than 10% of total revenues.

Note 21 -	Retirement Plans
The Company maintained two 401(k) savings plans for its employees through July 2004. The terms of the plan defined qualified participants as those with at least three months of service. Employee contributions were discretionary up to a maximum of 15% of compensation. The Company could match up to 20% of the employees’ first 5% contributions. The Company’s 401(k) expense for the years ended September 30, 2004, 2003 and 2002 was $-0-, $-0- and $8,000, respectively.

Note 22 -	Private Placements
In June 2001, the Company entered into an agreement with an investment banker to raise $1,200,000 through the sale of the Company’s stock through private placements at a price per share calculated at a 30% discount to the 20-day average of the mean between the closing bid and asked prices. The agreement provided that the Company would be required to pay a placement fee to the investment banker of 10% of the gross proceeds received from the private placements and also issues five-year warrants equal to 10% of the number of shares sold at an exercise price equal to the price per share of the private placement. In addition, the Company was to pay the investment banker’s expenses in connection with the agreement, not to exceed $50,000. During the year ended September 30, 2002, the Company sold 100,002 shares, at $.75 per share under this agreement. In connection therewith, the Company paid $91,750 to the investment banker and issued warrants to purchase 10,000 shares of the Company’s common stock in the year ended September 30, 2002.

For the year ended September 30, 2002, private placements with a related party resulted in the issuance of 177,722 shares of common stock, (see Note 10).

For the years ended September 30, 2004, 2003 and 2002, private placements and exchanges resulted in the issuance of -0-, -0- and 263,300 shares of Series B Preferred Stock, 11,208, 18,839 and 16,683 shares of Series E Preferred Stock, -0-, -0- and 10,000 shares of Series F Preferred Stock, and -0-, -0- and 5,000 shares of Series H Preferred Stock, respectively (see Note 15).

Note 23 -	Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended September 30, 2004:
Revenues from continuing operations	$23,886,064	$23,513,725	$29,873,378	$33,226,284
Gross profit from continuing operations	3,532,122	2,773,285	2,576,284	4,483,735
Net earnings (loss) from continuing operations	81,543	(986,634)	(2,314,998)	2,134,141
Net earnings (loss) from continuing operations attributable to common stockholders	8,902	(2,162,750)	(2,396,896)	(1,848,989)
Net earnings (loss) attributable to common stockholders	8,902	(2,162,750)	(2,396,896)	(1,848,989)

Basic earnings (loss) per share attributable to common stockholders	—	(.36)	(.38)	(.14)

Diluted earnings (loss) per share attributable to common stockholders	—	(.36)	(.38)	(.14)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended September 30, 2003:
Revenues from continuing operations	$14,611,085	$19,056,373	$21,547,937	$21,382,814
Gross profit from continuing operations	2,486,814	2,706,150	3,104,788	3,108,026
Net (loss) from continuing operations	(731,214)	(1,369,669)	(943,502)	(1,388,747)
Net earnings (loss) from discontinued operations	40,809	(459,026)	(344,879)	(580,891)
Net (loss) from continuing operations attributable to common stockholders	(1,097,308)	(1,777,332)	(1,124,577)	(2,063,789)
Net (loss) attributable to common stockholders	(1,056,499)	(2,236,358)	(1,469,456)	(2,644,680)

Basic earnings (loss) per share attributable to common stockholders
Continuing operations	(.29)	(.40)	(.24)	(.12)
Discontinued operations	—	(.11)	(.07)	(.43)
Total	(.29)	(.51)	(.31)	(.55)

Diluted earnings (loss) per share attributable to common stockholders
Continuing operations	(.29)	(.40)	(.24)	(.12)
Discontinued operations	—	(.11)	(.07)	(.43)
Total	(.29)	(.51)	(.31)	(.55)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended September 30, 2002:
Revenues from continuing operations	$8,033,201	$11,814,283	$12,411,463	$13,600,854
Gross profit from continuing operations	1,768,993	1,989,244	2,080,388	2,396,460
Net (loss) from continuing operations	(810,635)	(947,432)	(3,951,963)	(1,375,603)
Net earnings (loss) from discontinued operations	149,958	1,341,988	(412,789)	(380,109)
Net (loss) from continuing operations attributable to common stockholders	(934,635)	(1,113,432)	(4,240,073)	(1,839,303)
Net (loss) attributable to common stockholders	(784,677)	228,556	(4,652,862)	(2,219,412)

Basic earnings (loss) per share attributable to common stockholders:
Continuing operations	(.42)	(.43)	(1.47)	(.64)
Discontinued operations	.07	.52	(.14)	(.13)
Total	(.35)	.09	(1.61)	(.77)

Diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	(.42)	(.43)	(1.47)	(.64)
Discontinued operations	.07	.52	(.14)	(.13)
Total	(.35)	.09	(1.61)	(.77)

Stratus Services Group, Inc.
Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at beginning of period	Charged to bad debt expense (1)	Other	Deductions (Write-offs of bad debts)	Balance at end of period

September 30:
2004	$1,733,000	$525,000	$—	$(220,000)	$(2,038,000)
2003	1,742,000	875,000		(884,000)	1,733,000
2002	551,000	1,650,000	—	(459,000)	1,742,000

Valuation Allowance for Deferred Taxes	Balance at beginning of period	Charged to costs and expenses (2)	Other	Deductions	Balance at end of period

September 30:
2004	$8,020,000	$1,162,000	$—	$—	$9,182,000
2003	5,269,000	2,751,000	—	—	8,020,000
2002	2,914,000	2,355,000	—	—	5,269,000

(1)	Includes $100,000 and $244,000 charged to discontinued operations in the year ended September 30, 2003 and 2002, respectively.

(2)	Reflects the increase (decrease) in the valuation allowance associated with net operating losses of the Company.

