Form 10-Q
period 2004-12-31
STRATUS SERVICES GROUP INC
filed 2005-02-14
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15789

STRATUS SERVICES GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-3499261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Craig Road, Suite 201, Manalapan, New Jersey 07726
(Address of principal executive offices)

(732) 866-0300
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.04 par value
(Title of class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The number of shares of Common Stock, $.04 par value, outstanding as of February 11, 2005 was 16,865,356.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	December 31,	September 30,
Assets	2004	2004
	(Unaudited)
Current assets
Cash	$2,205	$735,726
Accounts receivable-less allowance for doubtful accounts of $2,063,000
and $2,038,000	13,356,906	14,618,155
Unbilled receivables	1,821,812	2,119,836
Notes receivable (current portion)	32,849	32,683
Prepaid insurance	2,044,496	1,929,056
Prepaid expenses and other current assets	573,795	589,421
	17,832,063	20,024,877

Notes receivable (net of current portion)	67,434	74,269
Note receivable - related party	122,849	122,849
Property and equipment, net of accumulated depreciation	598,927	597,416
Intangible assets, net of accumulated amortization	957,314	1,081,936
Goodwill	5,816,353	5,816,353
Other assets	156,097	189,475
	$25,551,037	$27,907,175

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$138,048	$149,091
Loans payable - related parties (current portion)	566,425	196,646
Notes payable - acquisitions (current portion)	747,102	955,105
Line of credit	9,946,860	11,029,070
Cash overdraft	492,946	24,492
Insurance obligation payable	34,080	134,975
Accounts payable and accrued expenses	5,351,034	5,574,852
Accounts payable - related parties	2,559,230	3,512,073
Accrued payroll and taxes	644,483	1,155,426
Payroll taxes payable	4,022,286	5,153,146
Series A redemption payable	250,000	250,000
Put options liability	650,000	673,000
Series I convertible preferred stock (including unpaid dividends of
$105,890 and $40,806)	2,283,390	2,218,306
	27,685,884	31,026,182

Loans payable (net of current portion)	34,565	—
Loans payable - related parties (net of current portion)	30,440	42,929
Notes payable - acquisitions (net of current portion)	1,257,079	1,305,285
Payroll taxes payable	986,546	—
Convertible debt	40,000	40,000
Accrued expenses	54,000	—
	30,088,514	32,414,396
Commitments and contingencies

Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series E non-voting convertible preferred stock, $.01 par value,
247 and 572 shares issued and outstanding, liquidation preference
of $24,700 (including unpaid dividends of $-0- and $1,500)	24,700	58,700

See notes to condensed consolidated financial statements
1

Series F voting convertible preferred stock, $.01 par value, 6,000 shares issued and outstanding, liquidation preference of $600,000
(including unpaid dividends of $72,500 and $72,000)	672,500	672,000
Common stock, $.04 par value, 100,000,000 shares authorized; 16,817,854
and 16,822,854 shares issued and outstanding	672,714	672,914
Additional paid-in capital	16,920,531	16,930,831
Accumulated deficit	(22,827,922)	(22,841,666)
Total stockholders’ equity (deficiency)	(4,537,477)	(4,507,221)
	$25,551,037	$27,907,175

See notes to condensed consolidated financial statements
2

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003

Revenues	$33,128,051	$23,886,064

Cost of revenues ($22,421,240 and $1,663,879 to related parties)	28,393,958	20,353,942

Gross profit	4,734,093	3,532,122

Selling, general and administrative expenses	4,231,219	3,006,949

Operating income	502,874	525,173

Interest expense	(439,815)	(453,194)
Other income (expense)	(49,315)	9,564

Net earnings	13,744	81,543
Dividends on preferred stock	(10,500)	(72,641)

Net earnings attributable to common stockholders	$3,244	$8,902

Net earnings per share attributable to common stockholders
Basic	$—	$—
Diluted	—	—

Weighted average shares outstanding per common share
Basic	16,820,354	5,272,316
Diluted	17,092,534	5,286,048

See notes to condensed consolidated financial statements
3

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003
Cash flows from operating activities
Net earnings	$13,744	$81,543
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities
Depreciation	72,620	103,429
Amortization	102,622	110,311
Provision for doubtful accounts	25,000	—
Deferred financing costs amortization	402	402
Imputed interest	19,209	21,313
Dividends on preferred stock	65,084	131,584
Changes in operating assets and liabilities
Accounts receivable	1,534,273	(50,303)
Prepaid insurance	(115,440)	445,065
Prepaid expenses and other current assets	10,626	63,498
Other assets	32,976	6,659
Insurance obligation payable	(100,895)	(72,472)
Accrued payroll and taxes	(510,943)	(380,188)
Payroll taxes payable	(144,314)	(48,164)
Accounts payable and accrued expenses	(1,005,269)	(116,346)
Accrued interest	(73,792)	19,182
Total adjustments	(87,841)	233,980
	(74,097)	315,523
Cash flows (used in) investing activities
Purchase of property and equipment	(74,131)	(10,688)
Collection of notes receivable	6,669	5,536
	(67,462)	(5,152)
Cash flows from financing activities
Net proceeds from (repayments of) line of credit	(1,082,210)	621,471
Payments of registration costs	—	(67,381)
Proceeds from loans payable	—	5,000
Proceeds from loans payable - related parties	400,000	—
Payments of loans payable	(16,078)	(184,596)
Payments of loans payable - related parties	(42,710)	(50,333)
Payments of notes payable - acquisitions	(275,418)	(153,278)
Cash overdraft	468,454	(349,878)
Redemption of preferred stock	(34,000)	—
Dividends paid	(10,000)	—
	(591,962)	(178,995)
Net change in cash	(733,521)	131,376
Cash - beginning	735,726	53,753
Cash - ending	$2,205	$185,129
Supplemental disclosure of cash paid
Interest	$418,523	$320,418

Issuance of common stock upon conversion of convertible preferred stock	$—	$$415,000
Cumulative dividends on preferred stock	$10,500	$72,641
Accrued interest converted to loan payable	$21,600	$—
Put option liability converted to loan payable	$18,000	$—

See notes to condensed consolidated financial statements
4

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

The following summarizes revenues:

	Three Months Ended
	December 31,
	2004	2003

Staffing	$33,115,037	$23,847,530

Payrolling	13,014	38,534
	$33,128,051	$23,886,064

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

NOTE 2 - LIQUIDITY

At December 31, 2004, the Company had limited liquid resources. Current liabilities were $27,685,884 and current assets were $17,832,063. The difference of $9,853,821 is a working capital deficit, which is primarily the result of losses incurred during the years ended September 30, 2004, 2003 and 2002. Current liabilities include a cash overdraft of $492,946, which is represented by outstanding checks. The Company entered into a Forbearance Agreement with its lender (see Note 12). If the Company cannot obtain an alternate source of funding, it may adversely affect the Company’s cash flow and there can be no assurance that the lender will not pursue all remedies available to it, which could include the imposition of insolvency proceedings. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s continuation of existence is dependent upon the continued cooperation of its creditors, its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company’s plans. The steps include closing branches that are not profitable, consolidating branches and reductions in staffing, cost of revenues and other selling, general and administrative expenses.

The Company continues to pursue other sources of equity or long-term debt financings. The Company also continues to negotiate payment plans and other accommodations with its creditors.

NOTE 3 - REVERSE STOCK SPLIT

On July 14, 2004, the company effected a one-for-four reverse stock split of the Company’s common stock. All references to per share information and the number of shares issued and outstanding for prior periods have been adjusted to reflect the reverse stock split on a retroactive basis.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS No. 123R requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company’s income statement and that such cost be measured at the fair value of the stock options. This statement is effective for financial statements relating to fiscal periods beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R in its fourth quarter on a prospective basis, which will require recognition of compensation expense for all stock option or other equity - based awards that vest or become exercisable after the effective date. The Company does not expect that the adoption of SFAS No. 123R will have a material impact on the Company’s financial position and results of operations as it relates to employee stock options granted at December 31, 2004.

NOTE 5 - EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. There were 272,180 and 13,732 dilutive shares for the three months ended December 31, 2004 and 2003, respectively. Outstanding common stock options and warrants not included in the computation of earnings per share for the three months ended December 31, 2004 and 2003 totaled 17,111,403 and 1,694,838, respectively. These options and warrants were excluded because their inclusion would have an anti dilutive effect on earnings per share.

NOTE 6 - INTANGIBLE ASSETS

As of December 31, 2004 and September 30, 2004, intangible assets consisted of the following:

	December 31, 2004	September 30, 2004

Covenant-not-to-compete	$144,600	$144,600
Customer list	1,935,709	1,957,709
	2,080,309	2,102,309
Less: accumulated amortization	(1,122,995)	(1,020,393)
	$957,314	$1,081,936

Estimated amortization expense for each of the next five years is as follows:

For the Twelve Months Ending December 31,

2005	$330,000
2006	156,000
2007	155,000
2008	152,000
2009	152,000

NOTE 7 - LINE OF CREDIT

The Company has a loan and security agreement (the “Loan Agreement”) with a lending institution whereby the Company can borrow up to 85% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company’s tangible net worth (as defined). Borrowings under the Loan Agreement bear interest at 3% above the prime rate and are collateralized by substantially all of the Company’s assets. The prime rate at December 31, 2004 was 5.25%. The Loan Agreement expires on June 12, 2005.

At December 31, 2004, the Company was in violation of the following covenants under the Loan Agreement:

(i)	Failing to meet the tangible net worth requirement,
(ii)	The Company’s Common Stock being delisted from the Nasdaq SmallCap Market, and;
(iii)	The Company having delinquent state, local or federal taxes.

On January 15, 2005, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with its lender (see Note 12).

NOTE 8 - PAYROLL TAX LIABILITIES

During fiscal 2003, the Company was notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against the Company. As of December 31, 2004, there was still an aggregate of $5.0 million in delinquent payroll taxes outstanding which are included in “Payroll taxes payable” on the balance sheet as of December 31, 2004. Judgment has not been entered against the Company in California. While Judgment has been entered against the Company in New Jersey, no actions have been taken to enforce same. On January 7, 2005, the Company entered into a payment plan agreement with the EDD (see Note 12).

NOTE 9 - PREFERRED STOCK

a.    Series E

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

During the three months ended December 31, 2004, the Company redeemed 325 shares of Series E Preferred Stock, plus accrued dividends.

During the three months ended December 31, 2003, holders of Series E Preferred Stock converted 2,150 shares into 463,362 shares of common stock at a conversion price of $.464 per share.

b.    Series F

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

During the three months ended December 31, 2003, the Company’s Chief Executive Officer converted 2,000 shares of the Series F Preferred Stock into 500,000 of common stock.

c.    Series I

The holders of the Series I Preferred Stock are entitled to dividends at a rate of 12% of the stated value per year. The Company is required to redeem each share of the Series I Preferred Stock for an amount equal to the stated value of $100 per share plus all accrued and unpaid dividends on August 5, 2005, to the extent permitted by applicable law; provided, however, that the Company has the right to extend the required redemption date for an additional one year, in which case the Company will be required to pay all dividends accrued through the first year of issuance in cash and issue to each holder of Series I Preferred Stock a number of shares of its common stock which then have a value equal to 10% of the stated value of the Series I Preferred Stock held. In addition, if the Company extends the redemption date, it will be required to pay dividends quarterly and pay an advisory fee to an advisor designated by the holders of the Series I Preferred Stock in an amount equal to 10% of the aggregate stated value of the outstanding shares of Series I Preferred Stock, 8% of which will be payable in cash and 2% of which will be paid in shares of the Company’s common stock, valued at the then current market value.

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

The Company has the right at any time through August 5, 2005, to cause all of the outstanding shares of the Series I Preferred Stock to be converted into, at the election of the holder, either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion, or common stock and warrants at a rate of 125 shares of common stock and 250 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock. The discount associated with the conversion feature of the Series I Preferred Stock could result in charges to the Company’s earnings in future periods. Holders of Series I Preferred Stock have no voting rights, except as provided by law and with respect to certain limited matters.

NOTE 10 - STOCK - BASED COMPENSATION

The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with APB No. 25. Accordingly, no stock-based employee compensation cost has been recognized in the financial statements as all options granted under the Company’s stock option plan, had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The pro forma information below is based on provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, issued in December 2002.

	Three Months Ended
	December 31,
	2004	2003

Net earnings attributable to common stockholders, as reported	$3,244	$8,902

Deduct:
Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	(187,442)	(208,700)

Pro forma net (loss) attributable to common stockholders	$(184,198)	$(199,798)

Earnings (loss) from continuing operations per common share
attributable to common stockholders:
Basic - as reported	$—	$—
Basic - pro forma	$(.01)	$(.04)

Diluted - as reported	$—	$—
Diluted - pro forma	$(.01)	$(.04)

NOTE 11 - RELATED PARTY TRANSACTIONS

Consulting Fees
An entity which employs the son of the Chief Executive Officer of the Company (the (“CEO”) provides consulting services to the Company. Consulting expense was $47,651 and $1,200 for the three months ended December 31, 2004 and 2003, respectively. The Company has paid consulting fees to an entity whose stockholder is another son of the CEO of the Company. Consulting fees amounted to $32,500 and $-0- for the three months ended December 31, 2004 and 2003, respectively.

Joint Venture
The Company provides information technology staffing services through a joint venture, Stratus Technology Services, LLC (“STS”), in which the Company has a 50% interest. A son of the CEO of the Company has a majority interest in the other 50% venturer. The Company’s (loss) from operations of STS of $(14,593) for the three months ended December 31, 2003, is included in other income (expense) in the consolidated statements of operations.

Effective March 31, 2004, the Company adopted the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). As a result of adopting FIN 46R, the Company consolidates the accounts of STS.

Note Receivable
The “Note Receivable - related party” as of December 31 and September 30, 2004, is the amount due from ALS, LLC (“ALS”) in connection with the sale of the Company’s Miami Springs, Florida office in August, 2003. ALS is the holding company for Advantage Services Group, LLC (“Advantage”). The son of the Company’s CEO is a 50% member in ALS.

Payroll Outsourcing
The Company has entered into various agreements with ALS and Advantage, in which ALS and Advantage are to provide payroll outsourcing services for all of the Company’s in-house staff and customer staffing requirements in California, Delaware, Maryland, Texas and Florida (see Note 12). The Company pays agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% of pay rates. The total amount charged by ALS and Advantage under this agreement was $24,120,000 and $1,709,000 in the three months ended December 31, 2004 and 2003, respectively.  Accounts payable - related parties in the attached condensed consolidated balance sheets at December 31 and September 30, 2004, represents amounts due to ALS and Advantage.

Loans Payable
During the three months ended December 31, 2004, the CEO of the Company loaned an aggregate of $400,000 to the Company, which was repaid January 6, 2005.

NOTE 12 - SUBSEQUENT EVENTS

a.	On January 7, 2005, the Company entered into a payment plan agreement (the “Plan”) with the California Employment Development Department (the “CA EDD”), an agency of the State of California with regard to the Company’s past due and unpaid employment taxes.

The Company is to continue to pay $12,500 per week to be first applied to its unpaid employment tax liability of $1,654,046 (as of December 15, 2004) for periods prior to the second quarter 2004; then to second quarter 2004 and third quarter 2004 employment taxes to the extent not already paid, then to interest and then to penalties.

The weekly payment of $12,500 is to increase for a three-month period following any quarter in which the Company’s reported income is above $200,000 based on a percentage increase tied to the overage over $200,000.

The Company is to pay the remaining tax liability for its second quarter 2004, and third quarter 2004 of $170,736 (as of December 15, 2004) in full by no later than November 30, 2005.

b.	In connection with the Company’s Loan Agreement (see Note 7), the Company entered into a Forbearance Agreement with its lender, whereby the lender has agreed to forebear from accelerating obligations and/or enforcing existing defaults.

The Forbearance Agreement amended the Loan Agreement to reduce the maximum credit line to $12,000,000, which shall be further reduced by $250,000 per month commencing March 1, 2005; provided, however, that in the event that the amounts of the obligation owing to the lender are reduced below $7,500,000, then the monthly reduction will be suspended unless and until the obligations again exceed $7,500,000, in which case the monthly reduction will be subject to certain further adjustments.

Provided the Company is in compliance with all of the terms and conditions of the Forbearance Agreement, the Lender agrees that it will refrain from exercising its rights and remedies under the Loan Agreement and applicable law until June 12, 2005.

While the Company has identified and is currently aggressively exploring other funding alternatives, and while the Company believes that it has a viable alternative, the Company can provide no guarantee that it will be able to obtain such alternate sources of funding. If the Company cannot obtain an alternate source of funding, it may adversely affect the Company’s cash flow and there can be no assurance that the Company’s existing lender will not pursue all remedies available to it, which could include the imposition of insolvency proceedings.

c.	On February 2, 2005, the Company entered into a new Management Agreement (the “Management Agreement”) with ALS (see Note 11), with an Effective Date of February 21, 2005, which supersedes and replaces all of the Company’s existing agreements with ALS and Advantage. The Management Agreement is for a term of three years. Pursuant to the terms of the Management Agreement, the Company will now outsource all of its in-house staff and customer staffing requirements, in all states in which the Company currently does business, except for its employees at its corporate headquarters in Manalapan, New Jersey, through ALS. The Company will continue to pay a fee to ALS for these outsourcing services, based upon agreed upon rates, plus burden, plus a percentage fee based on these pay rates.

Additionally, per the terms of the Management Agreement, ALS will now provide such services which are necessary for conducting daily management and operations related to the Company’s revenue generating business units. For these additional services, ALS will be entitled to a quarterly management fee equal to 10% of the Company’s Operating Profit (as defined in the Management Agreement) if it meets certain performance criteria. ALS must, at a minimum, create at least $2,000,000 of Operating Profit after certain adjustments for the Company in each annual period measured from the date of the Management Agreement in order to be entitled to the quarterly management fee. The Company has the right to terminate the Management Agreement if ALS fails to meet the performance criteria.

If the Company terminates the Management Agreement prior to the expiration of its term, the Company will be required to pay a termination fee equal to a percentage of the collective average payroll during the 13 week period prior to the termination.  The percentage will be 3% during the first 18 months of the agreement and shall be reduced by 0.1% each month thereafter.

During the term of the Management Agreement and the 18 month period following its termination, the Company and ALS will be prohibited from diverting or soliciting each other's clients and from employing or seeking to employ each other's employees.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements. Such statements involve assumptions, uncertainties and risks. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our ability to raise additional capital; our ability to obtain a line of credit to replace our existing credit facility; our ability to maintain reasonably priced workers’ compensation insurance; our ability to achieve and manage growth; our ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into our operations; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to cross-sell our services to existing clients; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; and other factors discussed from time to time in our filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes appearing elsewhere in this report.

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

Results of Operations
Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Revenues. Revenues increased 38.7% to $33,128,051 for the three months ended December 31, 2004 from $23,886,064 for the three months ended December 31, 2003. This increase was a result of an increase in billable hours.

Gross Profit. Gross profit increased 34.0% to $4,734,093 for the three months ended December 31, 2004 from $3,532,122 for the three months ended December 31, 2003, primarily as a result of increased revenues. Gross profit as a percentage of revenues decreased to 14.3% for the three months ended December 31, 2003 from 14.8% for the three months ended December 31, 2003. This decrease was a result of increases in the cost of workers’ compensation insurance and state unemployment taxes. Our execution of the Management Agreement (see Note 12) should eliminate the effect of fluctuating costs of workers’ compensation insurance and state unemployment taxes for the next three years.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased 40.7% to $4,231,219 for the three months ended December 31, 2004 from $3,006,949 for the three months ended December 31, 2003. Selling, general and administrative expenses as a percentage of revenues increased to 12.8% for the three months ended December 31, 2004 from 12.6% for the three months ended December 31, 2003. The Company incurred fees of $520,000 (1.6% of revenues) and $-0- in the three months ended December 31, 2004 and 2003, respectively, in connection with its agreements with related parties (see Note 11 to the Condensed Consolidated Financial Statements). Included in SG&A in the three months ended December 31, 2004 is $185,000 from our 50% - owned joint venture which, prior to March 31, 2004 was not consolidated (see Note 11 to the condensed consolidated financial statements). Our payroll and related costs increased approximately $300,000, of which $230,000 was a result of increased incentive pay due to increased revenues and gross profit. The $70,000 balance was a result of an increase in the number of on-site supervisors necessary to staff additional on-site locations. We also incurred approximately $100,000 of non-recurring legal fees in connection with negotiating our payment plan agreement with the California Employment Development Department (see Part II - Other Information, Item 5. Other Information) and collections of certain of our accounts receivable.

Interest Expense. Interest expense decreased 3.0% to $439,815 for the three months ended December 31, 2004 from $453,194 for the three months ended December 31, 2003.

Net Earnings Attributable to Common Stockholders. As a result of the foregoing, we had net earnings and net earnings attributable to common stockholders of $13,744 and $3,244, respectively, for the three months ended December 31, 2004 compared to net earnings and net earnings attributable to common stockholders of $81,543 and $8,902 for the three months ended December 31, 2003, respectively.

Liquidity and Capital Resources

At December 31, 2004, we had limited liquid resources. Current liabilities were $27,685,884 and current assets were $17,832,063. The difference of $9,853,821 is a working capital deficit, which is primarily the result of losses incurred during the last three years. Current liabilities include a cash overdraft of $492,946, which is represented by outstanding checks. We entered into a Forbearance Agreement with our lender (see Part II - Other Information, Item 5. Other Information). If we cannot obtain an alternate source of funding, it may adversely affect our cash flows and there can be no assurance that the lender will not pursue all remedies available to it, which could include the imposition of insolvency proceedings. These conditions raise substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

We have taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans. The steps include closing branches that are not profitable, consolidating branches and reductions in staffing, cost of revenues, and other selling, general and administrative expenses. We continue to pursue other sources of equity or long-term debt financings. We also continue to negotiate payments plans and other accommodations with our creditors.

Net cash provided by (used in) operating activities was $(74,097) and $315,523 in the three months ended December 30, 2004 and 2003, respectively.

Net cash used in investing activities was $67,462 and $5,152 in the three months ended December 31, 2004 and 2003, respectively. Cash used in both periods was primarily for capital expenditures.

Net cash used in financing activities was $591,962 and $178,995 in the three months ended December 31, 2004 and 2003, respectively. We had net borrowings (repayments of) $(1,082,210) and $621,471 under our line of credit in the three months ended December 31, 2004 and 2003, respectively. Net short-term borrowings (repayments) were $341,212 and ($229,929) in the three months ended December 31, 2004 and 2003, respectively. Net short-term borrowings in the three months ended December 31, 2004, includes $400,000 loaned to us by our Chief Executive Officer. Payments of notes payable - acquisitions was $275,418 and $153,278 in the three months ended December 31, 2004 and 2003, respectively.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, start-up expenses of new offices, expansion of services offered, workers’ compensation, general liability and other insurance coverage’s, debt service and costs relating to other transactions such as acquisitions. Temporary employees are paid weekly, as are payments under our payroll outsourcing agreements with related parties (see Note 10 to Condensed Consolidated Financial Statements).

We have a loan and security agreement (the “Loan Agreement”) with Capital Temp Funds, Inc. (“Capital”), which provides for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. The Loan Agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock. Borrowings under the Loan Agreement bear interest at 3% above the prime rate and are collateralized by substantially all of our assets. As of December 31, 2004, $9,946,860 was outstanding under the credit agreement.

At December 31, 2004, we were in violation of the following covenants under the Loan Agreement:

(i)	Failing to meet the tangible net worth requirements;

(ii)	Our common stock being delisted from the Nasdaq SmallCap Market, and;

(iii)	Our having delinquent state, local or federal taxes.

On January 15, 2005, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which Capital has agreed to forebear from accelerating obligations and/or enforcing existing defaults.

The Forbearance Agreement amended the Loan Agreement to reduce the maximum credit line to $12,000,000, which shall be further reduced by $250,000 per month commencing March 1, 2005; provided, however, that in the event that the amounts of the obligation owing to Capital are reduced below $7,500,000, then the monthly reduction will be suspended unless and until the obligations again exceed $7,500,000, in which case the monthly reduction will be subject to certain further adjustments.

Provided we are in compliance with all of the terms and conditions of the Forbearance Agreement, Capital agrees that it will refrain from exercising its rights and remedies under the Loan Agreement and applicable law until June 12, 2005.

While we have identified and are currently aggressively exploring other funding alternatives, and have received a term sheet for review from a possible new lender, and while we believe that we have a viable alternative, we can provide no guarantee that we will be able to obtain such alternate sources of funding. If we cannot obtain an alternate source of funding, it may adversely affect our cash flow and there can be no assurance that Capital will not pursue all remedies available to it, which could include the imposition of insolvency proceedings.

We may be required to make certain “earn out” payments to sellers of businesses that we have acquired in recent years. The amount of these payments, if any, will depend upon the results of the acquired businesses. There is $222,000 included in “Accounts payable and accrued expenses” on the balance sheet as of December 31, 2004 for earn out payments that we recorded as part of one of our acquisitions. The original amount recorded at the time of the acquisition was $244,000. The final computation of the earn out was based upon the operations of the acquired business through November 30, 2004. Accordingly, we reduced the earn out liability to $222,000 and reduced intangible assets by the $22,000 difference.
We have entered into an agreement with the Seller to pay $14,000 a month for twelve months beginning January 2005 and $9,000 a month for six months beginning January 2006.

Source One had the right to require us to repurchase 100,000 shares of our common stock at a price of $8.00 per share at any time after July 27, 2003 and before the later of July 27, 2005 and the full payment of the outstanding note that we issued to it in connection with the acquisition transaction completed with Source One in July 2001. Source One exercised this right on July 29, 2003. We are attempting to negotiate an arrangement which would permit us to pay this amount over an extended period of time or upon receipt of financing. No assurance can be given that Source One will agree to such an arrangement. During the year ended September 30, 2004, we paid $150,000 against this liability.

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against us. As of December 31, 2004, there was still an aggregate of $5.0 million in delinquent payroll taxes outstanding which are included in “Payroll taxes payable” on the balance sheet as of December 31, 2004. Judgment has not been entered against us in California. While judgment has been entered against us in New Jersey, no actions have been taken to enforce same. On January 7, 2005, we entered into a payment plan agreement with the EDD (see Part II - Other Information, Item 5. Other Information).

As of December 31, 2004, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements. Stockholders’ (deficiency) at that date was $(4,537,477).

In July 2003, we entered into an agreement with Artisan (UK) plc (“Artisan”) pursuant to which we agreed to redeem the aggregate 1,458,933 shares of its Series A Preferred Stock owned by Artisan.com and Cater Barnard (USA) plc, an affiliate of Artisan. These shares represented all of the shares of Series A Preferred Stock then outstanding. The agreement, as amended in March 2004, provided that our obligation to redeem the Series A Preferred Stock was contingent upon our sale of not less than $1,000,000 of units in a proposed “best-efforts” public offering of the units (the “Offering”). This condition was satisfied in July 2004. As a result, we paid $500,000 and issued 1,750,000 shares of common stock to an assignee of Artisan and redeemed all of the Series A Preferred Stock following the initial closing of the Offering. We were obligated to pay Artisan an additional $250,000 by January 31, 2005, or at our option, issue to Artisan shares of our common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for 30 days preceding January 31, 2005. As we failed to make the $250,000 payment in cash or stock, we will be required to pay Artisan $300,000 in cash, plus accrued interest at the rate of 18% per year from January 31, 2005, until the date the default is cured.

We engaged in various transactions with related parties during the three months ended December 31, 2004 including the following:

•
We paid $47,651 to an entity which employs Jeffrey J. Raymond, the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, for consulting services. We also paid $32,500 to an entity owned by Joseph J. Raymond, Jr., who also is the son of Joseph J. Raymond, for consulting services. These amounts were included in selling, general and administrative expense. The services provided included the identification of acquisition candidates, acquisition advisory services, due diligence, post-acquisition transition services, customer relations, accounts receivable collection and strategic planning advice.

•
Joseph J. Raymond, Jr. is a 50% member in ALS, LLC, which is the holding company for Advantage Services Group, LLC (“Advantage”). We entered into various agreements with ALS and Advantage, in which ALS and Advantage are to provide payroll outsourcing services for all of the Company’s in-house staff and customer staffing requirements in California, Delaware, Maryland, Texas and Florida (see Part II - Other Information, Item 5. Other Information). We pay agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% of pay rates. The total amount charged by ALS and Advantage under this agreement was $24,120,000 and $1,709,000 in the three months ended December 31, 2004 and 2003, respectively.  Accounts payable - related parties in the attached condensed consolidated balance sheets at December 31 and September 30, 2004, represents amounts due to ALS and Advantage.

•
At December 31, 2004, we owed: $400,000 under a non-interest bearing short term loan made to us by Joseph J. Raymond, our President and Chief Executive Officer; $41,000 under a demand note bearing interest at 10% a year to an entity owned by the son of Joseph J. Raymond; $71,261 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% a year which becomes due in full in August 2005 and $84,604 to a member of our Board of Directors under a promissory note bearing interest at 12% a year which becomes due in full in May 2006.

Contractual Obligations

Our aggregate contractual obligations are as follows:

		Payments Due by Fiscal Period (in Thousands)
			2006 -	2008 -
	Total	2005	2007	2009	Thereafter

Contractual Obligations:
Long-term debt obligations	$2,774	$1,452	$511	$536	$275
Operating lease obligations	976	471	489	16
Put options liability	650	650
Series A redemption payable	250	250
Series I Preferred Stock (a)(b)	2,439	2,439
Earn out liability	222	168	54
Payroll tax liability (c)	1,787	801	986
TOTAL	$9,098	$6,231	$2,040	$552	$275

(a)	Includes $261,000 of dividends accruing through required redemption date.
(b)	We have the option to extend the redemption date for an additional one year period.
(c)	Exclusive of interest and penalties. Payments may be accelerated based upon future operating result benchmarks.

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

Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS NO. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS No. 123R requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company’s income statement and that such cost be measured at the fair value of the stock options. This statement is effective for financial statements relating to fiscal periods beginning after June 15, 2005. We expect to adopt SFAS No. 123R in the fourth quarter on a prospective basis, which will require recognition of compensation expense for all stock option or other equity - based awards that vest or become exercisable after the effective date. We do not expect that the adoption of SFAS No. 123R will have a material impact on our financial position and results of operations as it relates to employee stock options granted at December 31, 2004..

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets. Actual results could differ from those estimates. The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. As of December 31, 2004, there have been no material changes to any of the critical accounting policies contained therein.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our Loan and Security Agreement, as modified by the Forbearance Agreement with Capital Tempfunds, Inc. This credit agreement provides for a line of credit up to 85% of eligible accounts receivable, not to exceed $12,000,000. Advances under this credit agreement bear interest at a rate of prime plus 3%. A significant increase in the underlying interest rate could have a material adverse effect on our cash flow.

We believe that our business operations are not exposed to market risk relating to foreign currency exchange risk or commodity price risk.

Item 4.    CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, who concluded that our disclosure controls and procedures were generally effective as of the date of the evaluation, but there continue to be several material weaknesses that require further correction.

As disclosed in Item 9A of our Form 10-K filed with the SEC on December 23, 2004, in connection with its audit of, and in the issuance of its report on our financial statements for the year ended September 30, 2004, our auditors delivered a letter that identified certain items that it considers to be material weaknesses in the effectiveness of our internal controls. These material weaknesses were: (1) limited resources and manpower in the finance department; (2) inadequacy of the financial review process as it pertains to various account analyses; and (3) inadequate documentation of financial procedures as it relates to certain accounting estimates and accruals.

While we believe these weaknesses continue, we also are continuing to implement additional procedures to alleviate these weaknesses. In particular, there has been improvement in our financial review process.

Except for our improvement in our financial review process, there were no significant changes in our internal controls during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

Part II    Other Information
Item 1.    Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business. We do not believe that any currently pending litigation will have a material adverse effect on our financial position or results of operations.

Item 2.    Unregistered Sales of Equity Security and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly. As of the date of the filing of this report, $78,000 is in arrears on the Series F Preferred Stock.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended December 31, 2004.

Item 5.    Other Information

a.	On January 7, 2005, we entered into a Payment Plan Agreement (the “Plan”) with the California Employment Development Department (“CA EDD”), an agency of the State of California with regard to our past due and unpaid employment taxes. A copy of the Plan is being filed as Exhibit 10.27 hereto.

The Plan provides that we will continue to pay $12,500 per week to be first applied to our unpaid employment tax liability of $1,654,046 (as of December 15, 2004) for periods prior to the second quarter 2004; then to second quarter 2004 and third quarter 2004 employment taxes to the extent not already paid, then to interest and then to penalties.

The weekly payment of $12,500 will increase for a three-month period following any quarter in which our reported income is above $200,000 based on a percentage increase tied to the overage over $200,000.

The Plan provides that we will pay the remaining tax liability for the second quarter 2004, and third quarter 2004 of $170,736 (as of December 15, 2004) in full by no later than November 30, 2005.

b.	During the years ending September 30, 2003 and 2004, we entered into various agreements with ALS, LLC and Advantage Services Group, LLC (“Advantage”) (collectively ALS, Advantage and/or any of their wholly-owned subsidiaries are referred to herein as “ALS”), a company in which Joseph J. Raymond, Jr., a son of the CEO, holds a 50% interest, pursuant to which ALS provided payroll outsourcing services for all of our in-house staff and customer staffing requirements in California, Delaware, Maryland, Texas and Florida. We paid agreed upon rates, plus burden (payroll taxes and worker’s compensation insurance) plus a fee based on a percentage of pay rates.

On February 2, 2005, we entered into a new Management Agreement with ALS (the “Management Agreement”), (a copy of which is being filed with this Form 10-Q for the quarter ended 12/31/04 as Exhibit 10.28), with an Effective Date of February 21, 2005, which supersedes and replaces all of our existing agreements with ALS. The Management Agreement is for a term of three (3) years. Pursuant to the terms of the Management Agreement, we will now outsource all of our in-house staff and customer staffing requirements, in all states in which we currently do business, except for our employees at our corporate headquarters in Manalapan, New Jersey, through ALS. We will continue to pay a fee to ALS for these outsourcing services, based upon agreed upon rates, plus burden, plus a percentage fee based on these pay rates.

Additionally, per the terms of the Management Agreement, ALS will now provide such services which are necessary for conducting daily management and operations related to Stratus revenue generating business units. For these additional services, ALS will be entitled to a quarterly management fee equal to ten percent (10%) of our Operating Profit (as defined in the Management Agreement) if it meets certain performance criteria. ALS must, at a minimum, create at least $2,000,000 of Operating Profit after certain adjustments for us in each annual period measured from the date of the Management Agreement in order to be entitled to the quarterly management fee. We have the right to terminate the Management Agreement if ALS fails to meet the performance criteria.

If we terminate the Management Agreement prior to the expiration of its term, we will be required to pay a termination fee equal to a percentage of the collective average payroll during the 13 week period prior to the termination.  The percentage will be 3% during the first 18 months of the agreement and shall be reduced by 0.1% each month thereafter.

During the term of the Management Agreement and the 18 month period following its termination, we and ALS will be prohibited from diverting or soliciting each other's clients and from employing or seeking to employ each other's employees.

Our execution of the Management Agreement should eliminate the effect of fluctuating costs of workers’ compensation insurance and state unemployment taxes, for an additional extended period.

Item 6.    Exhibits

Number	Description

10.26	Forbearance Agreement between the Company and Capital Temp Funds, Inc. (1)

10.27	Payment Plan Agreement between the Company and the California EDD.

10.28	Management Agreement between the Company and ALS, LLC. Certain information has been omitted from this exhibit and is subject to a request for confidential treatment.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Previously filed as an Exhibit to the Company’s Form 8K/A, as filed with the Commission on January 21, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: February 14, 2005	By: /s/ Joseph J. Raymond
---------------------------------------
Joseph J. Raymond
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: February 14, 2005	By: /s/ Michael A. Maltzman
------------------------------------------
Michael A. Maltzman
Vice President and Chief Financial Officer
Principal Financial and Accounting Officer

