Form 10-Q
period 2005-03-31
STRATUS SERVICES GROUP INC
filed 2005-05-16
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Common Stock, $.04 par value
(Title of class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No

The number of shares of Common Stock, $.04 par value, outstanding as of May 9, 2005 was 17,072,856.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	March 31,	September 30,
Assets	2005	2004
	(Unaudited)
Current assets
Cash	$169,803	$735,726
Accounts receivable-less allowance for doubtful accounts of $2,337,000
and $2,038,000	13,824,631	14,618,155
Unbilled receivables	2,045,670	2,119,836
Notes receivable (current portion)	41,518	32,683
Prepaid insurance	1,196,542	1,929,056
Prepaid expenses and other current assets	577,538	589,421
	17,855,702	20,024,877

Notes receivable (net of current portion)	58,765	74,269
Note receivable - related party	122,849	122,849
Property and equipment, net of accumulated depreciation	580,548	597,416
Intangible assets, net of accumulated amortization	1,189,325	1,081,936
Goodwill	5,816,353	5,816,353
Other assets	166,412	189,475
	$25,789,954	$27,907,175

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$135,308	$149,091
Loans payable - related parties (current portion)	244,702	196,646
Notes payable - acquisitions (current portion)	680,872	955,105
Line of credit	10,311,321	11,029,070
Cash overdraft	—	24,492
Insurance obligation payable	—	134,975
Accounts payable and accrued expenses	6,082,591	5,574,852
Accounts payable - related parties	4,090,575	3,512,073
Accrued payroll and taxes	324,576	1,155,426
Payroll taxes payable	3,910,735	5,153,146
Series A redemption payable	300,000	250,000
Put options liability	650,000	673,000
Series I convertible preferred stock (including unpaid dividends of
$170,321 and $40,806)	2,347,821	2,218,306
	29,078,501	31,026,182

Loans payable (net of current portion)	15,419	—
Loans payable - related parties (net of current portion)	10,112	42,929
Notes payable - acquisitions (net of current portion)	1,290,253	1,305,285
Payroll taxes payable	824,046	—
Convertible debt	40,000	40,000
Accrued expenses	27,000	—
	31,285,331	32,414,396
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
(including unpaid dividends of $78,000 and $72,000)	678,000	672,000
Common stock, $.04 par value, 100,000,000 shares authorized; 16,867,854
and 16,822,854 shares issued and outstanding	674,714	672,914
Additional paid-in capital	16,924,531	16,930,831
Accumulated deficit	(23,797,322)	(22,841,666)
Total stockholders’ equity (deficiency)	(5,495,377)	(4,507,221)
	$25,789,954	$27,907,175

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Revenues	$29,785,725	$23,513,725	$62,913,776	$47,399,789

Cost of revenues	25,608,304	20,740,440	54,002,262	41,094,382

Gross Profit	4,177,421	2,773,285	8,911,514	6,305,407

Selling, general and administrative expenses	4,526,622	3,175,291	8,757,841	6,182,240

Other charges	173,261	—	173,261	—

Operating income (loss)	(522,462)	(402,006)	(19,588)	123,167

Interest expense	(473,426)	(563,480)	(913,241)	(1,016,674)
Other income (expense)	26,488	(21,148)	(22,827)	(11,584)

Net (loss)	(969,400)	(986,634)	(955,656)	(905,091)

Dividends on preferred stock	(10,500)	(1,176,116)	(21,000)	(1,248,757)
Net (loss) attributable to common stockholders	$(979,900)	$(2,162,750)	$(976,656)	$(2,153,848)

Net (loss) per share attributable
to common stockholders

Basic	$(.06)	$(.36)	$(.06)	$(.38)
Diluted	(.06)	(.36)	(.06)	(.38)

Weighted average shares outstanding per common share
Basic	16,833,965	6,031,902	16,827,085	5,650,033
Diluted	16,833,965	6,031,902	16,827,085	5,650,000

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2005	2004

Cash flows from operating activities
Net (loss)	$(955,656)	$(905,091)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation	163,575	207,334
Amortization	209,111	223,658
Provision for doubtful accounts	300,000	75,000
Deferred financing costs amortization	804	804
Imputed interest	37,854	42,122
Dividends on preferred stock	129,515	263,848
Changes in operating assets and liabilities
Accounts receivable	567,690	509,215
Prepaid insurance	732,514	667,926
Prepaid expenses and other current assets	6,883	81,646
Other assets	22,259	(40,568)
Insurance obligation payable	(134,975)	(97,154)
Accrued payroll and taxes	(830,850)	608,958
Payroll taxes payable	(418,365)	139,098
Accounts payable and accrued expenses	1,197,996	384,554
Accrued interest	(37,155)	135,091
Total adjustments	1,946,856	3,201,532
	991,200	2,296,441
Cash flows (used in) investing activities
Purchase of property and equipment	(126,707)	(17,518)
Collection of notes receivable	6,669	5,536
Payments for business acquisitions	(136,000)	—
	(256,038)	(11,982)
Cash flows from (used in) financing activities
Net repayment of line of credit	(717,749)	(204,367)
Payments of registration costs	—	(196,636)
Proceeds from loans payable	—	12,337
Payments of loans payable	(37,964)	(312,408)
Proceeds from loans payable - related parties	650,000	—
Payments of loans payable - related parties	(634,761)	(51,000)
Payments of notes payable - acquisitions	(487,119)	(308,548)
Cash overdraft	(24,492)	(682,876)
Redemption of preferred stock	(34,000)	—
Dividends paid	(15,000)	—
	(1,301,085)	(1,743,498)
Net change in cash	(565,923)	540,961
Cash - beginning	735,726	53,753
Cash - ending	$169,803	$594,714

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2005	2004

Supplemental disclosure of cash paid
Interest	$760,881	$617,735
Schedule of noncash investing and financing activities
Business acquired
Fair value of net assets acquired	$358,500	$—
Less: cash paid	(136,000)	—
Less: common stock issued	(16,500)	—
Liabilities assumed	$206,000	$—

Issuance of common stock upon conversion of convertible preferred stock	$—	$$572,500
Issuance of common stock in exchange for accounts payable and accrued expenses	$—	$$57,000
Cumulative dividends on preferred stock	$21,000	$1,248,757
Accrued interest converted to loan payable	$21,600	$—
Put option liability converted to loan payable	$18,000	$—

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

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The following summarizes revenues:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Staffing	$29,776,775	$23,513,725	$62,891,812	$47,361,255

Payrolling	8,950	—	21,964	38,534
	$29,785,725	$23,513,725	$62,913,776	$47,399,789

Unlike traditional staffing services, under a payrolling arrangement, the Company’s customer recruits and identifies individuals for the Company (or a third party to the extent that the Company outsources its payroll functions) to hire to provide services to the customer. The Company (or a third party to the extent that the Company outsources its payroll functions) becomes the statutory employer although the customer maintains substantially all control over those employees. Accordingly, Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” requires that the Company does not reflect the direct payroll costs paid to such employees in revenues and cost of revenue.

NOTE 2 - LIQUIDITY

At March 31, 2005, the Company had limited liquid resources. Current liabilities were $29,078,501 and current assets were $17,855,702. The difference of $11,222,799 is a working capital deficit, which is primarily the result of losses incurred from the year ended September 30, 2002 through March 31, 2005. The Company entered into a Forbearance Agreement with its lender (see Note 8). If the Company cannot obtain an alternate source of funding, it may adversely affect the Company’s cash flow. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS No. 123R requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company’s income statement and that such cost be measured at the fair value of the stock options. This statement is effective for financial statements relating to fiscal years beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R on October 1, 2005, on a prospective basis, which will require recognition of compensation expense for all stock option or other equity - based awards that vest or become exercisable after the effective date. The Company does not expect that the adoption of SFAS No. 123R will have a material impact on the Company’s financial position and results of operations as it relates to employee stock options granted at March 31, 2005.

NOTE 5 - EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. There were no dilutive shares for the three and six months ended March 31, 2005 and 2004.

NOTE 6 - ACQUISITION

Effective as of March 7, 2005, the Company purchased substantially all of the tangible and intangible assets excluding accounts receivable, of Team One Personnel Solutions, LLC (“Team One”), which is comprised of three branch offices in Northern California. These offices provide temporary light industrial and clerical staffing and strengthens the Company’s presence in the Northern California region. The purchase price was $242,500 of which $20,000 was paid in cash. The balance was comprised of a promissory note for $160,000, payable $7,091 a month, including interest at 6% a year, over 24 months, 50,000 shares of the Company’s Common Stock, and a net liability for unpaid workers’ compensation premium of $46,000. In addition, there was $116,000 of costs in connection with the acquisition.

The aggregate cost of $358,500 was allocated $338,500 to intangible assets and $20,000 to property and equipment. The results of operations of the acquisition, which are immaterial to the consolidated operations, are included with that of the Company from the effective date.

NOTE 7 - INTANGIBLE ASSETS

As of March 31, 2005 and September 30, 2004, intangible assets consisted of the following:

	March 31, 2005	September 30, 2004

Covenant-not-to-compete	$161,600	$144,600
Customer list	2,257,209	1,957,709
	2,418,809	2,102,309
Less: accumulated amortization	(1,229,484)	(1,020,393)
	$1,189,325	$1,081,936

Estimated amortization expense for each of the next five years is as follows:

For the Twelve Months Ending March 31,

2006	$315,000
2007	205,000
2008	205,000
2009	202,000
2010	175,000

NOTE 8 - LINE OF CREDIT

The Company has a loan and security agreement (the “Loan Agreement”) with a lending institution whereby the Company can borrow up to 85% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company’s tangible net worth (as defined). Borrowings under the Loan Agreement bear interest at 3% above the prime rate and are collateralized by substantially all of the Company’s assets. The prime rate at March 31, 2005 was 5.75%. The Loan Agreement expires on June 12, 2005 (see Note 13).

At March 31, 2005, the Company was in violation of the following covenants under the Loan Agreement:

(i)	Failing to meet the tangible net worth requirement,
(ii)	The Company’s Common Stock being delisted from the Nasdaq SmallCap Market, and;
(iii)	The Company having delinquent state, local or federal taxes.

On January 15, 2005, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with its lender, whereby the lender has agreed to forebear from accelerating obligations and/or enforcing existing defaults.

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

Provided the Company is in compliance with all of the terms and conditions of the Forbearance Agreement, the Lender agrees that it will refrain from exercising its rights and remedies under the Loan Agreement and applicable law until June 12, 2005 (see Note 13).

While the Company has identified and is currently aggressively exploring other funding alternatives, and while the Company believes that it has viable alternatives, the Company can provide no guarantee that it will be able to obtain such alternate sources of funding. If the Company cannot obtain an alternate source of funding, it may adversely affect the Company’s cash flow and there can be no assurance that the Company’s existing lender will not pursue all remedies available to it, which could include the imposition of insolvency proceedings.

NOTE 9 - PAYROLL TAX LIABILITIES

During fiscal 2003, the Company was notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against the Company. As of March 31, 2005, there was still an aggregate of $4.7 million in delinquent payroll taxes outstanding, which are included in “Payroll taxes payable” on the balance sheet. Judgment has not been entered against the Company in California. While Judgment has been entered against the Company in New Jersey, no actions have been taken to enforce same.

On January 7, 2005, the Company entered into a payment plan agreement (the “Plan”) with the EDD with regard to the Company’s past due and unpaid unemployment taxes.

The Company is to continue to pay $12,500 per week to be first applied to its unpaid employment tax liability of $1,454,046 (as of March 31, 2005) for periods prior to the second quarter 2004; then to second quarter 2004 and third quarter 2004 employment taxes to the extent not already paid, then to interest and then to penalties.

The weekly payment of $12,500 is to increase for a three month period following any quarter in which the Company’s reported income is above $200,000 based on a percentage increase tied to the amount in excess of $200,000.

The Company is to pay the remaining tax liability for its second quarter 2004, and third quarter 2004 of $170,736 in full by no later than November 30, 2005.

NOTE 10 - PREFERRED STOCK

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

During the six months ended March 31, 2005, the Company redeemed 325 shares of Series E Preferred Stock, plus accrued dividends for an aggregate of $34,000.

During the six months ended March 31, 2004, holders of Series E Preferred Stock converted 3,725 shares into 713,384 shares of common stock at conversion prices between $.464 and $.63 per share.

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

The Series F Preferred Stock is convertible into Common Stock at a conversion price equal to $.40 per share. The number of shares issuable upon conversion is determined by multiplying the number of shares of Series F Preferred Stock to be converted by $100, and dividing the result by the Series F Conversion Price.

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

During the six months ended March 31, 2004, the Company’s Chief Executive Officer converted 2,000 shares of the Series F Preferred Stock into 500,000 shares of common stock.

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

NOTE 11 - STOCK - BASED COMPENSATION

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net (loss) attributable to common
stockholders, as reported	$(979,900)	$(2,162,750)	$(976,656)	$(2,153,848)

Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(187,442)	(208,700)	(374,884)	(417,400)

Proforma net (loss) from continuing
operations attributable to common
stockholders	$(1,167,342)	$(2,371,450)	$(1,351,540)	$(2,571,248)

Net (loss) per common share
attributable to common stockholders:
Basic - as reported	$(.06)	$(.36)	$(.06)	$(.38)
Basic - pro forma	$(.07)	$(.39)	$(.08)	$(.46)

Diluted - as reported	$(.06)	$(.36)	$(.06)	$(.38)
Diluted - pro forma	$(.07)	$(.39)	$(.08)	$(.46)

NOTE 12 - RELATED PARTY TRANSACTIONS

Consulting Fees
An entity which employs the son of the Chief Executive Officer of the Company (the “CEO”) provides consulting services to the Company. Consulting expense was $94,651 and $16,200 for the six months ended March 31, 2005 and 2004, respectively. The Company has paid consulting fees to an entity whose stockholder is another son of the CEO of the Company. Consulting fees amounted to $50,000 and $14,000 for the six months ended March 31, 2005 and 2004, respectively.

Joint Venture
The Company provides information technology staffing services through a joint venture, Stratus Technology Services, LLC (“STS”), in which the Company has a 50% interest. A son of the CEO of the Company has a majority interest in the other 50% venturer. The Company’s (loss) from operations of STS of $(19,280) for the six months ended March 31, 2004, is included in other income (expense) in the consolidated statements of operations.

Effective March 31, 2004, the Company adopted the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). As a result of adopting FIN 46R, the Company consolidates the accounts of STS.

Note Receivable
The “Note Receivable - related party” as of March 31, 2005 and September 30, 2004, is the amount due from ALS, LLC (“ALS”) in connection with the sale of the Company’s Miami Springs, Florida office in August, 2003. ALS is the holding company for Advantage Services Group, LLC (“Advantage”). The son of the Company’s CEO is a 50% member in ALS.

Payroll Outsourcing
The Company has entered into various agreements with ALS and Advantage, in which ALS and Advantage are to provide payroll outsourcing services for all of the Company’s in-house staff, except for its corporate employees, and customer staffing requirements. As a result of this arrangement, all of the Company’s field personnel are employees of ALS. The Company pays agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% of pay rates. The total amount charged by ALS and Advantage under this agreement was $48,245,000 and $3,958,000 in the six months ended March 31, 2005 and 2004, respectively. Accounts payable - related parties in the attached condensed consolidated balance sheets at March 31, 2005 and September 30, 2004, represents amounts due to ALS and Advantage.

Loans Payable
During the six months ended March 31, 2005, the CEO of the Company loaned an aggregate of $650,000 to the Company, of which, $550,000 was repaid during the six months ended March 31, 2005. The balance was repaid in April 2005. $250,000 bore interest at 12% a year and the balance was non-interest bearing.

NOTE 13 - SUBSEQUENT EVENT

On April 8, 2005, the Company and its lender entered into an amendment to the Loan Agreement and the Forbearance Agreement (see Note 8) whereby the term of the Loan Agreement and Forbearance Agreement was extended to August 12, 2005.

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

Introduction

We provide a wide range of staffing and productivity consulting services nationally through a network of offices located throughout the United States. Regardless of the type of temporary service offering we provide, we recognize revenues based on hours worked by assigned personnel. Generally, we bill our customers a pre-negotiated, fixed rate per hour for the hours worked by the temporary employees placed by us. Therefore, we do not separate our various service offerings into separate offering segments. We do not routinely provide discrete financial information about any particular service offering to assess its performance. As set forth below, certain of our service offerings target specific markets, but we do not necessarily conduct separate marketing campaigns for such services. Pursuant to the outsourcing agreement currently in place with ALS, as mentioned above, ALS is responsible for paying workers’ compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we place, and we are billed for such expenses plus a fee from ALS. These expenses are included in the cost of revenue. Because we pay the temporary employees that we place only for the hours they actually work, wages for temporary personnel are a variable cost that increases or decreases in proportion to revenues. Gross profit margin varies depending on the type of services offered. In some instances, temporary employees placed by us may decide to accept an offer of permanent employment from the customer and thereby “convert” the temporary position to a permanent position. Fees received from such conversions are included in our revenues. Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.

Results of Operations
Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Revenues increased 26.7% to $29,785,725 for the three months ended March 31, 2005 from $23,513,795 for the three months ended March 31, 2004. Approximately $331,000 of the increase was attributable to an acquisition in March 2005. Excluding the acquisition, revenues increased 25.3%. This increase was a result of an increase in billable hours.  The increase in billable hours is primarily from (i) expanding into other departments of existing customers, (ii) successful implementation of "vendor on premise" accounts, (iii) becoming the primary provider on accounts in which we were not the sole vendor, and (iv) new customers.

Gross Profit. Gross profit increased 50.6% to $4,177,421 for the three months ended March 31, 2005 from $2,773,285 for the three months ended March 31, 2004, primarily as a result of increased revenues. Gross profit as a percentage of revenues increased to 14.0% for the three months ended March 31, 2005 from 11.8% for the three months ended March 31, 2004. This increase was a result of outsourcing our payroll under various agreements with related parties (see Note 12 to the Condensed Consolidated Financial Statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased 42.6% to $4,526,622 for the three months ended March 31, 2005 from $3,175,291 for the three months ended March 31, 2004. SG&A expenses as a percentage of revenues increased to 15.2% for the three months ended March 31, 2005 from 13.5% for the three months ended March 31, 2004. The Company incurred fees of $484,000 (1.6% of revenues) and $-0- in the three months ended March 31, 2005 and 2004, respectively, in connection with its agreements with related parties (see Note 12 to the Condensed Consolidated Financial Statements). We increased our allowance for doubtful accounts in the three months ended March 31, 2005 and 2004 and took a charge against operations of $275,000 and $75,000, respectively.

Interest Expense. Interest expense decreased 16.0% to $473,426 for the three months ended March 31, 2005 from $563,480 for the three months ended March 31, 2004.

Other Charges.  Other charges in the three months ended March 31, 2005 represent adjustments to reserves and premiums in connection with prior years' workers' compensation insurance policies.

Net (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had a net (loss) and net (loss) attributable to common stockholders of $(969,400) and $(979,900), respectively, for the three months ended March 31, 2005 compared to a net (loss) and net (loss) attributable to common stockholders of $(986,634) and $(2,162,750) for the three months ended March 31, 2004, respectively.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

Revenues. Revenues increased 32.7% to $62,913,776 for the six months ended March 31, 2005 from $47,399,789 for the six months ended March 31, 2004. Approximately $331,000 of the increase was attributable to an acquisition in March 2005. Excluding the acquisition, revenues increased 32.0%. This increase was a result of an increase in billable hours.  The increase in billable hours is primarily from (i) expanding into other departments of existing customers, (ii) successful implementation of "vendor on premise" accounts, (iii) becoming the primary provider on accounts in which we were not the sole vendor, and (iv) new customers.

Gross Profit. Gross profit increased 41.3% to $8,911,514 for the six months ended March 31, 2005 from $6,305,407 for the six months ended March 31, 2004, primarily as a result of increased revenues. Gross profit as a percentage of revenues increased to 14.2% for the six months ended March 31, 2005 from 13.3% for the six months ended March 31, 2004. This increase was a result of outsourcing our payroll under various agreements with related parties (see Note 12 to the Condensed Consolidated Financial Statements).

Selling, General and Administrative Expenses. SG&A increased 41.7% to $8,757,841 for the six months ended March 31, 2005 from $6,182,240 for the six months ended March 31, 2004. SG&A expenses as a percentage of revenues increased to 13.9% for the six months ended March 31, 2005 from 13.0% for the six months ended March 31, 2004. The Company incurred fees of $1,004,000 (1.6% of revenues) and $-0- in the six months ended March 31, 2005 and 2004, respectively, in connection with its agreements with related parties (see Note 12 to the Condensed Consolidated Financial Statements). Included in SG&A in the six months ended March 31, 2005 is $499,000 from our 50% - owned joint venture which, prior to March 31, 2004, was not consolidated (see Note 12 to the Condensed Consolidated Financial Statements). We increased our allowance for doubtful accounts in the six months ended March 31, 2005 and 2004 and took a charge against operations of $300,000 and $75,000, respectively. We also incurred approximately $110,000 of nonrecurring legal fees in connection with negotiating our payment plan agreement with the California Employment Development Department and collections of certain of our accounts receivable.

Interest Expense. Interest expense decreased 10.1% to $913,241 for the six months ended March 31, 2005 from $1,016,674 for the six months ended March 31, 2004.

Other Charges.  Other charges in the six months ended March 31, 2005 represent adjustments to reserves and premiums in connection with prior years' workers' compensation insurance policies.

Net (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had a net (loss) and net (loss) attributable to common stockholders of $(955,656) and $(976,656), respectively, for the six months ended March 31, 2005 compared to a net (loss) and (loss) attributable to common stockholders of $(905,091) and $(2,153,848) for the six months ended March 31, 2004, respectively.

Liquidity and Capital Resources

At March 31, 2005, we had limited liquid resources. Current liabilities were $29,078,501 and current assets were $17,855,702. The difference of $11,222,799 is a working capital deficit, which is primarily the result of losses incurred during the last three years. We have entered into a Forbearance Agreement with our lender (see Part II - Other Information, Item 5, Other Information). If we cannot obtain an alternate source of funding, it may adversely affect our cash flows. These conditions raise substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net cash provided by operating activities was $991,200 and $2,296,441 in the six months ended March 31, 2005 and 2004, respectively.

Net cash used in investing activities was $256,038 and $11,892 in the six months ended March 31, 2005 and 2004, respectively. We used $136,000 in connection with an acquisition in March 2005. The balance of cash used in both periods was primarily for capital expenditures.

Net cash used in financing activities was $1,301,085 and $1,743,498 in the six months ended March 31, 2005 and 2004, respectively. We had net repayments of $717,749 and $204,367 under our line of credit in the six months ended March 31, 2005 and 2004, respectively. Net short-term loan repayments were $22,725 and $351,071 in the six months ended March 31, 2005 and 2004, respectively. During the six months ended March 31, 2005, our Chief Executive Officer loaned an aggregate of $650,000 to us, of which $550,000 was repaid during the six months ended March 31, 2005. Payments of notes payable - acquisitions was $487,119 and $308,548 in the six months ended March 31, 2005 and 2004, respectively.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes or the similar costs charged to us under our payroll outsourcing agreement,, investment in capital equipment, start-up expenses of new offices, expansion of services offered, workers’ compensation, general liability and other insurance coverages, debt service and costs relating to other transactions such as acquisitions. Temporary employees are paid weekly, as are payments under our payroll outsourcing agreements with related parties (see Note 12 to Condensed Consolidated Financial Statements).

We have a loan and security agreement (the “Loan Agreement”) with Capital Temp Funds, Inc. (“Capital”), which provides for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. The Loan Agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock. Borrowings under the Loan Agreement bear interest at 3% above the prime rate and are collateralized by substantially all of our assets. As of March 31, 2005, $10,311,321 was outstanding under the credit agreement.

At March 31, 2005, we were in violation of the following covenants under the Loan Agreement:

(i)	Failing to meet the tangible net worth requirements;

(ii)	Our common stock being delisted from the Nasdaq SmallCap Market, and;

(iii)	Our having delinquent state, local or federal taxes.

On January 15, 2005, we entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which Capital has agreed to forebear from accelerating obligations and/or enforcing existing defaults.

The Forbearance Agreement amended the Loan Agreement to reduce the maximum credit line to $12,000,000, which shall be further reduced by $250,000 per month commencing March 1, 2005; provided, however, that in the event that the amounts of the obligation owing to Capital are reduced below $7,500,000, then the monthly reduction will be suspended unless and until the obligations again exceed $7,500,000, subject to certain further adjustments.

Provided we are in compliance with all of the terms and conditions of the Forbearance Agreement, which was amended in April 2005, Capital agrees that it will refrain from exercising its rights and remedies under the Loan Agreement and applicable law until August 12, 2005.

While we have identified and are currently aggressively exploring other funding alternatives, and while we believe that we have viable alternatives, we can provide no guarantee that we will be able to obtain such alternate sources of funding. If we cannot obtain an alternate source of funding, it may adversely affect our cash flow and there can be no assurance that Capital will not pursue all remedies available to it, which could include the imposition of insolvency proceedings.

We may be required to make certain “earnout” payments to sellers of businesses that we have acquired in recent years. The amount of these payments, if any, will depend upon the results of the acquired businesses. There is $180,000 included in “Accounts payable and accrued expenses” on the balance sheet as of March 31, 2005 for earnout payments that we recorded as part of one of our acquisitions. The original amount recorded at the time of the acquisition was $244,000. The final computation of the earnout was based upon the operations of the acquired business through November 30, 2004. Accordingly, we reduced the earnout liability to $222,000 and reduced intangible assets by the $22,000 difference.
We have entered into an agreement with the Seller to pay $14,000 a month for twelve months beginning January 2005 and $9,000 a month for six months beginning January 2006.

Source One Personnel, Inc. (“Source One”) had the right to require us to repurchase 100,000 shares of our common stock at a price of $8.00 per share at any time after July 27, 2003 and before the later of July 27, 2005 and the full payment of the outstanding note that we issued to it in connection with the acquisition transaction completed with Source One in July 2001. Source One exercised this right on July 29, 2003. We are attempting to negotiate an arrangement, which would permit us to pay this amount over an extended period of time or upon receipt of financing. No assurance can be given that Source One will agree to such an arrangement. During the year ended September 30, 2004, we paid $150,000 against this liability.

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against us. As of March 31, 2005, there was still an aggregate of $4.7 million in delinquent payroll taxes outstanding, which are included in “Payroll taxes payable” on the balance sheet as of March 31, 2005. Judgment has not been entered against us in California. While judgment has been entered against us in New Jersey, no actions have been taken to enforce same. On January 7, 2005, we entered into a payment plan agreement with the EDD, which requires us to pay $12,500 per week to the EDD. The $12,500 weekly payment is subject to increase for a three month period following any quarter in which our reported income exceeds $200,000, based upon a percentage related to the amount of increase above $200,000.

As of March 31, 2005, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements. Stockholders’ deficiency at that date was $5,495,377.

In July 2003, we entered into an agreement with Artisan (UK) plc (“Artisan”) pursuant to which we agreed to redeem the aggregate 1,458,933 shares of its Series A Preferred Stock owned by Artisan.com and Cater Barnard (USA) plc, an affiliate of Artisan. These shares represented all of the shares of Series A Preferred Stock then outstanding. The agreement, as amended in March 2004, provided that our obligation to redeem the Series A Preferred Stock was contingent upon our sale of not less than $1,000,000 of units in a proposed “best-efforts” public offering of the units (the “Offering”). This condition was satisfied in July 2004. As a result, we paid $500,000 and issued 1,750,000 shares of common stock to an assignee of Artisan and redeemed all of the Series A Preferred Stock following the initial closing of the Offering. We were obligated to pay the assignee an additional $250,000 by January 31, 2005, or at our option, issue to the assignee shares of our common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for 30 days preceding January 31, 2005. As we failed to make the $250,000 payment in cash or stock, we will be required to pay the assignee $300,000 in cash, plus accrued interest at the rate of 18% per year from January 31, 2005, until the date the default is cured.

We engaged in various transactions with related parties during the six months ended March 31, 2005 including the following:

•

We paid $94,651 to an entity, which employs Jeffrey J. Raymond, the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, for consulting services. We also paid $50,000 to an entity owned by Joseph J. Raymond, Jr., who also is the son of Joseph J. Raymond, for consulting services. These amounts were included in selling, general and administrative expense. The services provided included the identification of acquisition candidates, acquisition advisory services, due diligence, post-acquisition transition services, customer relations, accounts receivable collection and strategic planning advice.

•

Joseph J. Raymond, Jr. is a 50% member in ALS, LLC, which is the holding company for Advantage Services Group, LLC (“Advantage”). We have entered into various agreements with ALS and Advantage, in which ALS and Advantage are to provide payroll outsourcing services for all of the Company’s in-house staff, except for its corporate employees, and customer staffing requirements (see Part II - Other Information, Item 5. Other Information). As a result of this arrangement, all of our field personnel are employed by ALS. We pay agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% of pay rates. The total amount charged by ALS and Advantage under this agreement was $48,245,000 and $3,958,000 in the six months ended March 31, 2005 and 2004, respectively.

•

At March 31, 2005, we owed: $100,000 under a short term loan, bearing interest at 12% a year, made to us by Joseph J. Raymond, our President and Chief Executive Officer; $41,000 under a demand note bearing interest at 10% a year to a corporation owned by the son of Joseph J. Raymond; $43,120 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% a year which will become due in full in August 2005 and $70,694 to a member of our Board of Directors under a promissory note bearing interest at 12% a year which becomes due in full in May 2006.

Accounts payable and accrued expenses - related parties in the attached condensed consolidated balance sheets at March 31, 2005 and September 30, 2004, represents amounts due to ALS and Advantage.

Contractual Obligations

Our aggregate contractual obligations are as follows:

		Payments Due by Fiscal Period (in Thousands)
			2007 -	2009 -
	Total	2006	2008	2010	Thereafter

Contractual Obligations:
Long-term debt obligations	$2,377	$1,061	$556	$517	$243
Operating lease obligations	1,015	497	485	33
Put options liability	650	650
Series A redemption payable	300	300
Series I Preferred Stock (a)(b)	2,439	2,439
Earnout liability	180	153	27
Payroll tax liability (c)	1,625	801	824
TOTAL	$8,586	$5,901	$1,892	$550	$243

(a)	Includes $261,000 of dividends accruing through required redemption date.
(b)	We have the option to extend the redemption date for an additional one year period.
(c)	Per payment plan with CA EDD. Exclusive of interest and penalties. Payments may be accelerated based upon future operating result benchmarks.

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

Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS NO. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS No. 123R requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company’s income statement and that such cost be measured at the fair value of the stock options. This statement is effective for financial statements relating to fiscal periods beginning after June 15, 2005. We expect to adopt SFAS No. 123R on October 1, 2005 on a prospective basis, which will require recognition of compensation expense for all stock option or other equity - based awards that vest or become exercisable after the effective date. We do not expect that the adoption of SFAS No. 123R will have a material impact on our financial position and results of operations as it relates to employee stock options granted at March 31, 2005.

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets. Actual results could differ from those estimates. The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. As of March 31, 2005, there have been no material changes to any of the critical accounting policies contained therein.

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

Further, as set forth in Item 5(c) below, the Maximum Credit Line of $12,000,000 is being reduced by $250,000 per month since March 1, 2005. The continued reduction in our Maximum Credit Line could affect our ability to borrow against all of our eligible accounts receivable and could thus also adversely affect our cash flow.

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

Except for our improvement in our financial review process, there were no significant changes in our internal controls during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

Part II	Other Information
Item 1.	Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business. We do not believe that any currently pending litigation will have a material adverse effect on our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly. As of the date of the filing of this report, $78,000 is in arrears on the Series F Preferred Stock.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended March 31, 2005.

Item 5.	Other Information

a.	In March 2005, Essex & York, Inc., the underwriter of the Company’s offering of Common Stock and Warrants that was completed in August 2004, and Pinnacle Investment Partners, a holder of the Company’s Series I Preferred Stock and Common Stock, issued a press release in which they expressed disappointment with the Company’s fundamental performance and operational management structure. Since such time, the Company has been in discussions with representatives of Pinnacle and Essex & York, as well as the former holder of the Company's Series A Preferred Stock, to attempt to address their concerns, including issues related to the Company’s relationship with ALS and its August 2004 securities offering and exchange offer to holders of the Series E Preferred Stock, and avoid potential litigation with these parties. Such discussions are continuing and, on May 6, 2005, Pinnacle and Essex & York issued a press release to announce that they are engaged in constructive discussions with the Company’s Board of Directors. The Company intends to continue these discussions with a view toward protecting and enhancing shareholder value.

b.	On March 31, 2005, we reached an agreement with ALS, LLC (“ALS”) to reinstate and amend the Outsourcing Agreement between the parties that was entered into in August 2004 (the “Outsourcing Agreement”), and subsequently replaced by the Management Agreement between us and ALS which became effective on February 21, 2005.

Under the terms of the Management Agreement, we outsourced, through ALS, all of our in-house staff and customer staffing requirements in all states in which we do business, except employees at our corporate headquarters in New Jersey. For providing these outsourcing services, we were required to pay ALS a fee based upon agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance), plus a percentage fee based upon these pay rates. In addition, the Management Agreement required ALS to provide such services as were necessary to conduct the daily management and operations of our revenue generating business units. For these management services, ALS was entitled to a quarterly management fee equal to ten percent (10%) of our Operating Profit (as defined in the Management Agreement) if it met certain performance criteria. ALS was required to create at least $2,000,000 of Operating Profit per annum after certain adjustments in order to be entitled to the quarterly management fee.

If we terminated the Management Agreement prior to the expiration of its term, we were required to pay a termination fee equal to a percentage of our collective average payroll during the 13 week period prior to the termination. The percentage fee was 3% during the first 18 months of the agreement, subject to a reduction of 0.1% per month thereafter. No termination fee was paid in connection with the termination of the Management Agreement.

The Outsourcing Agreement, as originally in effect, provided for ALS to perform outsourcing services for our California employees at agreed-upon pay rates plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2.54% and 2.92% of pay rates. The amended Outsourcing Agreement extends the scope of the outsourcing services to certain employees in New Jersey, Delaware, Pennsylvania, Maryland, New York, Massachusetts, Colorado and Texas and provides for comparable compensation to ALS. Compensation is payable under the Outsourcing Agreement as if it were in effect during all periods since its effective date of August 13, 2004.

Either party may terminate the Outsourcing Agreement upon thirty (30) days notice to the other. We are required to pay a fee to ALS if we terminate the Outsourcing Agreement, which will be equal to 3% of what the payroll for our California branches would have been from the date of termination until August 13, 2006.

Joseph J. Raymond, Jr., the son of our Chairman and Chief Executive Officer, holds a 50% interest in ALS.

c.	We are currently a party to a certain Loan and Security Agreement dated as of December 8, 2000, as amended (the “Loan Agreement”) with Capital Temp Funds, Inc. (the “Lender”). On January 15, 2005, we entered into a Forbearance Agreement (“Forbearance Agreement”) with our Lender, whereby the Lender has agreed to forebear from accelerating obligations and/or enforcing existing defaults. We are in default under the terms of our Loan Agreement with the Lender, as follows: (1) our common stock being delisted from NASDAQ for the period beginning October 1, 2004; (2) our failure to meet the financial covenant for the period beginning October 1, 2004; and (3) our having delinquent state, local or federal taxes.

The Forbearance Agreement further provides that the Loan Agreement shall be amended to define the “Maximum Credit Line” as $12,000,000, which shall be reduced by $250,000 per month commencing March 1, 2005; provided, however, that in the event that the amounts of the obligation owing to the Lender are reduced below $7,500,000, then the monthly reduction will be suspended unless and until the obligations again exceed $7,500,000, subject to certain further adjustments.

On April 8, 2005, we entered into a Fifth Amendment to the Loan and Security Agreement and Amendment to Forbearance Agreement (“Fifth Amendment”) with the Lender. Pursuant to the terms of the Fifth Amendment, the Term of the Loan Agreement has been extended until August 12, 2005, and, provided we are in compliance with all of the terms and conditions of the Forbearance Agreement, (as amended) the Lender agrees that it will refrain from exercising its rights and remedies under the Loan Agreement and applicable law until August 12, 2005.

We continue to explore other funding alternatives. While we believe that we have several viable alternatives, we can provide no guarantee that we will be able to obtain such alternate sources of funding.

d.	On April 13, 2005, we entered into a new three year employment agreement with Michael A. Maltzman, CFO, (the “Agreement”). Mr. Maltzman’s prior agreement was terminable by either party without cause at any time. However, in the event that Mr. Maltzman’s prior agreement had been terminated without cause or by Mr. Maltzman with good reason, Mr. Maltzman would have been entitled to a severance payment equal to the greater of one month’s salary for each year worked or three months salary.

Under the new Agreement, Mr. Maltzman is entitled to a minimum annual salary of $175,000 for year one of the Agreement, $185,000 for year two of the Agreement, and $190,000 in year three of the Agreement. This base salary is to be reviewed periodically and subject to such increases as the Board of Directors, in its sole discretion, may determine. During the term of the Agreement, if we are profitable, Mr. Maltzman is entitled to a bonus of three-tenths of one percent of our reported gross profits, for each financial quarter, such bonus to be payable within forty-five days of completion of the applicable quarter, and such other bonus or bonuses as the Board, in its discretion, may determine to award him from time to time.

As further consideration for entering into the Agreement, Mr. Maltzman received immediately exercisable options to purchase 750,000 shares of our common stock, at an exercise price equal to the market price on the date of grant. Mr. Maltzman also received 250,000 shares of restricted company common stock, vested evenly over a three year period, and restricted as to transfer until vested. We will pay Mr. Maltzman an additional cash bonus of 38% of the taxable income resulting to Mr. Maltzman from the grant of such restricted stock, in the year taxable to Mr. Maltzman. Mr. Maltzman is eligible for all benefits made available to senior executive employees, and is entitled to an automobile allowance.

In the event we terminate Mr. Maltzman without “Good Cause”, Mr. Maltzman will be entitled to severance compensation equal to the base salary then in effect, through the remainder of the three year term, payable on a bi-monthly basis, plus any accrued and unpaid bonuses and unreimbursed expenses. As defined in the Agreement, “Good Cause” shall exist only if Mr. Maltzman willfully or repeatedly fails in any material respect to perform his obligations under the Agreement, subject to certain opportunities to cure such failure; is convicted of a crime which constitutes a felony or misdemeanor or has entered a plea of guilty or no contest with respect to a felony or misdemeanor during his term of employment; has committed any act which constitutes fraud or gross negligence; or breaches confidentiality or non-competition provisions of the Agreement. Mr. Maltzman is also entitled to severance compensation in the event that he terminates the Agreement for “Good Reason” which includes the assignment to him of any duties inconsistent in any material respect with his position or any action which results in a significant diminution in his position, authority, duties or responsibilities; a reduction in his base salary unless his base salary is, at the time of the reduction in excess of $190,000 and the percentage reduction does not exceed the percentage reduction of our gross sales over the prior twelve month period; we require Mr. Maltzman to be based at any location other than within 20 miles of our current executive office location; and, if the Agreement is not assumed by the surviving corporation, a Change in Control, which includes the acquisition by any person or persons acting as a group of beneficial ownership of more than 20% of our outstanding voting stock, mergers or consolidations, which result in the holders of our voting stock immediately before the transaction holding less than 80% of the voting stock of the surviving or resulting corporation, the sale of all or substantially all of our assets, and certain changes in our senior management or Board of Directors.

In the event that the aggregate amount of compensation payable to Mr. Maltzman would constitute an “excess parachute payment” under the Internal Revenue Code of 1986, as amended, then the amount payable to Mr. Maltzman will be reduced so as not to constitute an “excess parachute payment”. Additionally, in the event that the aggregate severance and other compensation would be deemed “non-qualified deferred compensation” subject to any taxes, penalties, and/or interest for which Mr. Maltzman could be found liable if the same is deemed to be “non-qualified deferred compensation”, we shall reimburse Mr. Maltzman for any and all such additional taxes, penalties and interest.

Mr. Maltzman has agreed that during the term of the Agreement and for a period of one year following the termination of his employment, he will not engage in or have any financial interest in any business enterprise in competition with us that operates anywhere within a radius of 75 miles of any office maintained by us as of the date of termination.

Item 6.	Exhibits

Number	Description

10.29	Letter Agreement between the Company and ALS, LLC, terminating the Management Agreement and reinstating the Outsourcing Agreement, as amended.

10.30	Fifth Amendment to Loan and Security Agreement and Amendment to Forbearance Agreement.

10.31	Employment Agreement of Michael A. Maltzman, CFO.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: May 16, 2005	By: /s/ Joseph J. Raymond
---------------------------------------
Joseph J. Raymond
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: May 16, 2005	By: /s/ Michael A. Maltzman
------------------------------------------
Michael A. Maltzman
Vice President and Chief Financial Officer
Principal Financial and Accounting Officer

