Form 10-Q
period 2005-06-30
STRATUS SERVICES GROUP INC
filed 2005-08-17
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes ☐ No ☒

The number of shares of Common Stock, $.04 par value, outstanding as of August 12, 2005 was 17,117,856.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	June 30,	September 30,
Assets	2005	2004
(Unaudited)
Current assets
Cash	$34,280	$735,726
Accounts receivable-less allowance for doubtful accounts of $2,539,000
and $2,038,000	12,940,023	14,618,155
Unbilled receivables	1,847,559	2,119,836
Notes receivable (current portion)	42,852	32,683
Prepaid insurance	1,042,985	1,929,056
Prepaid expenses and other current assets	372,841	589,421
	16,280,540	20,024,877

Notes receivable (net of current portion)	52,916	74,269
Note receivable - related party	—	122,849
Property and equipment, net of accumulated depreciation	497,870	597,416
Intangible assets, net of accumulated amortization	752,036	1,081,936
Goodwill	5,816,353	5,816,353
Other assets	153,381	189,475
	$23,553,096	$27,907,175

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$112,090	$149,091
Loans payable - related parties (current portion)	111,489	196,646
Notes payable - acquisitions (current portion)	559,095	955,105
Line of credit	9,929,677	11,029,070
Cash overdraft	20,348	24,492
Insurance obligation payable	170,704	134,975
Accounts payable and accrued expenses	4,827,453	5,574,852
Accounts payable - related parties	2,917,133	3,512,073
Accrued payroll and taxes	295,913	1,155,426
Payroll taxes payable	3,573,399	5,153,146
Series A redemption payable	300,000	250,000
Put options liability	650,000	673,000
Series I convertible preferred stock (including unpaid dividends of
$235,468 and $40,806)	2,412,968	2,218,306
	25,880,269	31,026,182

Loans payable - related parties (net of current portion)	—	42,929
Notes payable - acquisitions (net of current portion)	1,220,770	1,305,285
Payroll taxes payable	661,546	—
Convertible debt	40,000	40,000
	27,802,585	32,414,396
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
(including unpaid dividends of $83,500 and $72,000)	683,500	672,000
Common stock, $.04 par value, 100,000,000 shares authorized; 17,117,854
and 16,822,854 shares issued and outstanding	684,714	672,914
Additional paid-in capital	16,946,031	16,930,831
Accumulated deficit	(22,588,434)	(22,841,666)
Total stockholders’ equity (deficiency)	(4,249,489)	(4,507,221)
	$23,553,096	$27,907,175

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$27,257,446	$27,637,948	$83,270,261	$72,063,722

Cost of revenues	23,519,638	25,269,607	71,676,550	63,724,575

Gross Profit	3,737,808	2,368,341	11,593,711	8,339,147

Selling, general and administrative expenses	4,177,662	3,579,331	12,231,687	9,484,996

Other charges	243,084	—	416,345	—

Operating loss from continuing operations	(682,938)	(1,210,990)	(1,054,321)	(1,145,849)

Interest expense	(404,469)	(1,160,740)	(1,262,503)	(2,153,622)
Other income (expense) (net)	(23,983)	30,849	(46,810)	19,265

Loss from continuing operations	(1,111,390)	(2,340,881)	(2,363,634)	(3,280,206)

Discontinued operations - earnings from
discontinued operations	81,170	25,883	377,758	60,117

Gain on sale of discontinued operations to related party	2,239,108	—	2,239,108	—

Net earnings (loss)	1,208,888	(2,314,998)	253,232	(3,220,089)
Dividends on preferred stock	(10,500)	(81,898)	(31,500)	(1,330,655)
Net earnings (loss) attributable to common stockholders	$1,198,388	$(2,396,896)	$221,732	$(4,550,744)

Net earnings (loss) per share attributable
to common stockholders

Basic:
(Loss) from continuing operations	$(.07)	$(.39)	$(.14)	$(.79)
Earnings from discontinued operations	.14	.01	.15	.01
Net earnings (loss)	$.07	$(.38)	$.01	$(.78)

Diluted:
(Loss) from continuing operations	$(.05)	$(.39)	$(.13)	$(.79)
Earnings from discontinued operations	.11	.01	.14	.01
Net earnings (loss)	$.06	$(.38)	$.01	$(.78)

Weighted average shares outstanding per common share
Basic	17,062,909	6,237,144	16,905,693	5,845,026
Diluted	20,874,831	6,237,144	18,287,060	5,845,026

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30, 2005	June 30, 2004

Cash flows from (used in) operating activities
Net (loss) from continuing operations	$(2,363,634)	$(3,280,206)
Net earnings from discontinued operations	2,616,866	60,117
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	251,399	300,222
Amortization	319,988	317,021
Provision for doubtful accounts	500,000	525,000
Deferred financing costs amortization	1,748	804
Gain on sale of discontinued operations	(2,239,108)	—
Restricted stock award expense	42,000	—
Accrued interest	(36,695)	839,615
Imputed interest	55,920	62,411
Dividends on preferred stock	194,662	396,789
Changes in operating assets and liabilities
Accounts receivable	1,400,409	(2,645,085)
Prepaid insurance	886,071	12,272
Prepaid expenses and other current assets	8,035	76,109
Other assets	34,346	(43,295)
Insurance obligation payable	35,729	136,384
Accrued payroll and taxes	(859,513)	264,545
Payroll taxes payable	(918,201)	372,263
Accounts payable and accrued expenses	2,057,675	2,591,722
Total adjustments	1,734,465	3,206,777
	1,987,697	(13,312)
Cash flows from (used in) investing activities
Purchase of property and equipment	(182,706)	(52,954)
Payments for business acquisitions	(136,000)	—
Collection of notes receivable	11,184	16,748
Payments in connection with sale of discontinued operations	(322,952)	—
	(630,474)	(36,206)
Cash flows from financing activities
Payments of registration costs	—	(479,189)
Proceeds from loans payable	—	12,337
Payments of loans payable	(76,600)	(223,357)
Proceeds from loans payable - related parties	650,000	—
Payments of loans payable - related parties	(778,087)	(202,583)
Payments of notes payable - acquisitions	(696,445)	(465,844)
Net proceeds from (repayment of) line of credit	(1,099,393)	2,154,806
Redemption of preferred stock	(34,000)	—
Cash overdraft	(4,144)	(683,078)
Dividends paid	(20,000)	—
	(2,058,669)	113,092

Net change in cash	(701,446)	63,574
Cash - beginning	735,726	53,753
Cash - ending	$34,280	$117,327

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30, 2005	June 30, 2004

Supplemental disclosure of cash paid:
Interest	$1,014,536	$958,893

Schedule of noncash investing and financing activities:
Business acquired:
Fair value of net assets acquired	$358,500	$—
Less: cash paid	(136,000)	—
Less: common stock issued	(16,500)	—
Liabilities assumed	$206,000	$—

Sale of discontinued operations:
Gain on sale	$(2,239,108)	$—
Net assets sold	(377,265)	—
Cancellation of accounts payable - related parties	3,315,719	—
Cancellation of amounts due from related party	(376,394)	—
Cash paid	$322,952	$—

Issuance of common stock upon conversion of convertible preferred stock	$—	$572,500

Issuance of common stock to a related party in exchange for accounts payable
and accrued expenses	$—	$57,000

Cumulative dividends on preferred stock	$31,500	$1,330,665

Accrued interest converted to loan payable	$21,600	$—

Put option liability converted to loan payable	$18,000	$—

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

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The following summarizes revenues:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Staffing	$27,244,903	$27,610,858	$83,235,754	$71,998,098

Payrolling	12,543	27,090	34,507	65,624
	$27,257,446	$27,637,948	$83,270,261	$72,063,722

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

NOTE 2 - LIQUIDITY

At June 30, 2005, the Company had limited liquid resources. Current liabilities were $25,880,269 and current assets were $16,380,540. The difference of $9,499,729 is a working capital deficit, which is primarily the result of losses incurred from the year ended September 30, 2002 through March 31, 2005. The Company entered into an Amended and Restated Forbearance Agreement with its lender on August 11, 2005 (see Note 9). If the Company cannot obtain an alternate source of funding by the expiration of the forbearance period, i.e. by August 26, 2005, if not further extended, it may adversely affect the Company’s cash flow and there can be no assurance that the Company’s lender will not pursue all remedies available to it, which could include the imposition of insolvency proceedings. Additionally, if the Company cannot obtain an extension of the forbearance agreement for payment defaults under its outsourcing agreement with a related party (see Notes 10 and 14), or is unable to cure the payment defaults under the outsourcing agreement, going forward, there can be no assurance that the Company will be able to obtain an alternative outsourcing provider. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s continuation of existence is dependent upon the continued cooperation of its creditors, its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company’s plans. The steps include closing and selling branches that are not profitable, consolidating branches and reductions in staffing, cost of revenues and other selling, general and administrative expenses. The Company also entered into a Second Addendum to Outsourcing Agreement with a related party (see Note 13) which reduced certain rates charged by the related party to the Company.

The Company continues to pursue other sources of equity or long-term debt financings. The Company also continues to negotiate payment plans and other accommodations with its creditors. There can be no assurance that these plans will be successfully consummated.

The Company entered into a Letter of Intent with Humana Trans Services Holding Corp. (“Humana”)(see Notes 14 and 15), which contemplates, among other things, that Humana will provide a $500,000 bridge loan to the Company and provide new receivable financing or arrange a line of credit to replace the Company’s line of credit with Capital. No assurance can be given that any of such financing will be obtained.

NOTE 3 - REVERSE STOCK SPLIT

On July 14, 2004, the Company effected a one-for-four reverse stock split of the Company’s common stock. All references to per share information and the number of shares issued and outstanding for prior periods have been adjusted to reflect the reverse stock split on a retroactive basis.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 “Accounting for Stock-Based Compensation”, and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS 123R requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company’s income statement and that such cost be measured at the fair value of the stock options. This statement is effective for financial statements relating to fiscal years beginning after June 15, 2005. The Company expects to adopt SFAS 123R on October 1, 2005, on a prospective basis, which will require recognition of compensation expense for all stock option or other equity - based awards that vest or become exercisable after the effective date. The Company does not expect that the adoption of SFAS 123R will have a material impact on the Company’s financial position and results of operations as it relates to employee stock options granted at June 30, 2005.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154”). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. The Company believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company’s consolidated financial statements.

NOTE 5 - EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. There were 3,811,922 and 1,381,367 dilutive shares for the three and nine months ended June 30, 2005, respectively. There were no dilutive shares for the three and nine months ended June 30, 2004. Outstanding common stock options and warrants not included in the computation of earnings per share for the three and nine months ended June 30, 2005 totaled 18,611,403. These options and warrants were excluded because their inclusion would have an anti dilutive effect on earnings per share.

NOTE 6 - INCOME TAXES

Based upon management’s estimate of the operating results for the year ended September 30, 2005, no provision for income taxes was provided for the three and nine months ended June 30, 2005.

NOTE 7 - DISCONTINUED OPERATIONS

Effective as of June 5, 2005 (the “Effective Date”), the Company sold substantially all of the assets, excluding accounts receivable of its six Northern California offices to ALS, LLC (“ALS”), a related party (see Note 14).

The purchase price was $3,315,719, which represented the balance due by the Company to ALS as of the close of business on May 3, 2005, less $600,000. Accordingly, on the Effective Date, $3,315,719 due to ALS was deemed paid and cancelled. In addition, all amounts due to the Company from ALS as of the Effective Date were deemed paid in full. Such amounts aggregating $376,394 were comprised of a note receivable ($122,849) (see Note 14), accounts receivable ($50,000) and other receivables ($203,545). ALS and the Company’s lender (see Note 10) also entered into a transaction pursuant to which ALS contributed $600,000 in exchange for a junior participation interest (see Note 9) in amounts borrowed under the line of credit. ALS will pay to the Company $600,000 as contingent purchase price, which will be paid to the Company or offset against balances due by the Company to ALS, when ALS has been repaid the junior participation interest and all other amounts due by the Company to ALS are current and paid in full.

In connection with the transaction, the Company and ALS entered into a non-compete and non-solicitation agreement pursuant to which the Company agreed not to compete with ALS with the customers of and in the geographic area of the Northern California offices, and ALS agreed not to compete with the Company with respect to certain customers and accounts, including, accounts serviced by the Company’s remaining offices, for a period of two years.

The sale resulted in a gain of $2,239,108, computed as follows:

Sales price - cancellation of accounts payable - related parties	$3,315,719

Less costs of sale:
Cancellation of amounts due from ALS	(376,394)
Other costs (including $75,000 to a related party (see Note 14))	(322,952)

Balance	2,616,373
Net assets sold	377,265
Gain	$2,239,108

Revenues from the sold branches were $10,087,390 and $5,209,445 for the nine months ended June 30, 2005 and 2004, respectively.

Assets of the discontinued operations are not shown separately on the balance sheet as of September 30, 2004, since they are not material.

The consolidated statements of operations for all periods presented have been reclassified to reflect the operating results of the sold branches as discontinued operations.

NOTE 8 - ACQUISITION

Effective as of March 7, 2005, the Company purchased substantially all of the tangible and intangible assets excluding accounts receivable, of Team One Personnel Solutions, LLC (“Team One”), which is comprised of three branch offices in Northern California. These offices provide temporary light industrial and clerical staffing and had strengthened the Company’s presence in the Northern California region. The purchase price was $242,500 of which $20,000 was paid in cash. The balance was comprised of a promissory note for $160,000, payable $7,091 a month, including interest at 6% a year, over 24 months, 50,000 shares of the Company’s Common Stock, and a net liability for unpaid workers’ compensation premium of $46,000. In addition, there was $116,000 of costs to a related party (see Note 14) in connection with the acquisition.

The aggregate cost of $358,500 was allocated $338,500 to intangible assets and $20,000 to property and equipment. The results of operations of the acquisition, which are immaterial to the consolidated operations, are included with that of the Company from the effective date.

These branches were included in the branches sold June 5, 2005 (see Note 7).

NOTE 9 - INTANGIBLE ASSETS

As of June 30, 2005 and September 30, 2004, intangible assets consisted of the following:

	June 30, 2005	September 30, 2004

Covenant-not-to-compete	$17,300	$144,600
Customer list	1,426,709	1,957,709
	1,444,009	2,102,309
Less: accumulated amortization	(691,973)	(1,020,393)
	$752,036	$1,081,936

Estimated amortization expense for each of the next five years is as follows:

For the Twelve Months Ending June 30,

2006	$202,000
2007	156,000
2008	154,000
2009	153,000
2010	88,000

NOTE 10 - LINE OF CREDIT

The Company has a loan and security agreement (the “Loan Agreement”) with a lending institution whereby the Company can borrow up to 85% of eligible accounts receivable, as defined, not to exceed the lesser of $12 million or six times the Company’s tangible net worth (as defined). Borrowings under the Loan Agreement bear interest at 3% above the prime rate and are collateralized by substantially all of the Company’s assets. The prime rate at June 30, 2005 was 6.25%. The Loan Agreement expires on August 12, 2005.

At June 30, 2005, the Company was in violation of the following covenants under the Loan Agreement:

(i)	Failing to meet the tangible net worth requirement,
(ii)	The Company’s Common Stock being delisted from the Nasdaq SmallCap Market, and;
(iii)	The Company having delinquent state, local or federal taxes.

On January 15, 2005, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with its lender (the “Lender”), whereby the Lender has agreed to forebear from accelerating obligations and/or enforcing existing defaults.

The Forbearance Agreement amended the Loan Agreement to reduce the maximum credit line to $12,000,000, which was further reduced by $250,000 per month commencing March 1, 2005; provided, however, that in the event that the amounts of the obligation owing to the Lender were reduced below $7,500,000, then the monthly reduction would be suspended unless and until the obligations again exceed $7,500,000, in which case the monthly reduction would be subject to certain further adjustments.

Provided the Company was in compliance with all of the terms and conditions of the Forbearance Agreement, the Lender agreed that it would refrain from exercising its rights and remedies under the Loan Agreement and applicable law until August 12, 2005.

On August 11, 2005, the Company and the Lender entered into an Amended and Restated Forbearance Agreement (the “Amended Forbearance Agreement”) whereby the Lender has again agreed to forbear from accelerating obligations and/or enforcing existing defaults.

The Amended Forbearance Agreement provides for the following:

1.
The Lender will forbear from exercising its rights and remedies under the Loan Documents, solely with respect to certain Designated Defaults during the period commencing on August 11, 2005, or such other date as may be mutually agreed upon in writing by the Parties, and ending on the earlier to occur of (a) August 26, 2005 or (b) the date of any Forbearance Default (the “Forbearance Period”).

2.	During the Forbearance Period, the maximum credit line shall continue at $10,500,000.
3.
In consideration for the Lender’s extension of forbearance, Lender will charge the Company a forbearance fee in the amount of $300,000 (the “Forbearance Fee”). However, if the Forbearance Fee is paid in full within 60 days from August 11, 2005, the Lender will rebate $50,000 to the Company. Additionally, provided there are no additional events of default under the Loan Agreement, there will be no additional Forbearance Fee due through October 31, 2005.

4.
During the Forbearance Period, the Lender shall maintain a representative at the Company’s premises, at the Company’s cost, to monitor collateral performance and the adherence by the Company to the terms and provisions of the Loan Documents.

5.	No later than August 31, 2005, the Company shall have received at least $500,000 in capital or subordinated loans from a third party.
6.
Failure of the Company or ALS, after the Forbearance Period, to comply in any material respect with any of the terms and conditions of the Outsourcing Agreement or modification of the Outsourcing Agreement without the Lender’s consent, shall constitute a Forbearance Default.

7.	Failure of the Company to comply with the Forbearance Agreement between the Company and ALS (the “ALS Forbearance”), shall constitute a Forbearance Default.
Thus, provided the Company is in compliance with all of the terms and conditions of the Amended Forbearance Agreement, the Lender agrees that it will refrain from exercising its rights and remedies under the Loan Agreement and applicable law until no earlier than August 26, 2005.

In connection with the Company and the Lender entering into the Amended Forbearance Agreement, the Company, the Lender and ALS also entered into the ALS Forbearance, whereby ALS agreed to forbear, through August 25, 2005, from enforcing payment defaults under the Outsourcing Agreement subject to certain conditions.

Pursuant to the ALS Forbearance, the Company paid to ALS, on August 11, 2005, the sum of $1,112,000 to cure defaults under the Outsourcing Agreement through that date. During the term of the ALS Forbearance:

1.
After the August 11, 2005 payment, invoices totaling the amount of $1,100,000 shall be due and payable on or before August 18, 2005 (the “Deferred Amount”), and the remaining amount due under invoices after deducting $1,100,000 shall be due and payable immediately (the “Immediately Payable Amount”).

2.
The Company shall repay the Immediately Payable Amount by directing the Lender, on a daily basis starting Friday, August 12, 2005, to advance and wire transfer to ALS from available funds under the Loan Agreement with the Lender. The Company shall provide ALS with an exact copy of the loan status provided by the Lender. In the event that the Lender lowers the advance rate under the Loan Agreement, the Lender shall immediately notify ALS thereof and ALS may elect, prior to the Lender making any additional advances, to cease to forbear under the ALS Forbearance.

3.
The Company shall be in default of the ALS Forbearance unless the Immediately Due Amount is paid in full by August 17, 2005. The Deferred Amount shall be due in full without further notice or demand at 12:00 p.m. Eastern Time on August 18, 2005.

4.
If the Immediately Due Amount and the Deferred Amount are paid in full by noon on August 18, 2005, and no other defaults exist under the ALS Forbearance, ALS will forbear for one more week, but all terms of the Outsourcing Agreement, as amended, including, but not limited to, payment terms shall govern.

5.
Any further default under the ALS Forbearance or the Amended Forbearance Agreement shall be a default. A default under the Amended Forbearance Agreement or the ALS Forbearance shall entitle ALS to immediately terminate the ALS Forbearance and immediately seek all available remedies.

6.
The Lender will forbear from exercising its rights under the Loan Agreement during the Forbearance Period pursuant to the Amended Forbearance Agreement. ALS’ obligation to forbear shall cease if the Lender ceases to forbear under the Amended Forbearance Agreement and such ALS right to cease forbearance shall constitute ALS’ sole remedy against Lender.

In consideration for the ALS Forbearance, ALS shall receive a $50,000 Forbearance Fee (net of any other default penalties or interest), payable on the earlier of the termination of the agreement or an additional default.

ALS and the Lender also entered into a transaction, on June 10, 2005, pursuant to which ALS contributed $600,000 in exchange for a junior participation interest in the Lender’s loan to the Company. ALS is required to pay to the Company $600,000 as contingent purchase price for the sale of the Company’s Northern California Offices (see Note 7), which shall be paid to the Company, or offset against the balance remaining of the $600,000 receivable due from the Company to ALS, when ALS has been repaid the junior participation interest and all other monies due from the Company to ALS are current and paid in full.

While the Company has identified and is currently aggressively exploring other funding alternatives, the Company can provide no guarantee that it will be able to obtain such alternate sources of funding. If the Company cannot obtain an alternate source of funding before the expiration of the Forbearance Period, i.e. August 26, 2005, if not further extended with respect to both Capital and ALS, it may adversely affect the Company’s cash flow and there can be no assurance that the Company’s existing lender will not pursue all remedies available to it, which could include the imposition of insolvency proceedings.

NOTE 11 - PAYROLL TAX LIABILITIES

During fiscal 2003, the Company was notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against the Company. As of June 30, 2005, there was still an aggregate of $4.3 million in delinquent payroll taxes outstanding, which are included in “Payroll taxes payable” on the balance sheet. Judgment has not been entered against the Company in California. While Judgment has been entered against the Company in New Jersey, no actions have been taken to enforce same.

On January 7, 2005, the Company entered into a payment plan agreement (the “Plan”) with the EDD with regard to the Company’s past due and unpaid unemployment taxes.

The Company is to continue to pay $12,500 per week to be first applied to its unpaid employment tax liability of $1,291,546 (as of June 30, 2005) for periods prior to the second quarter 2004; then to second quarter 2004 and third quarter 2004 employment taxes to the extent not already paid, then to interest and then to penalties.

The weekly payment of $12,500 is to increase for a three month period following any quarter in which the Company’s reported income is above $200,000 based on a percentage increase tied to the amount in excess of $200,000. The Company believes that consistent with the parties’ intentions when entering into the Plan, the gain on sale of discontinued operations, which resulted in no cash to the Company, would be excluded from reported income.

The Company is to pay the remaining tax liability for its second quarter 2004, and third quarter 2004 of $110,736 at the rate of $20,000 a month with the balance due in full by no later than November 30, 2005.

NOTE 12 - PREFERRED STOCK

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

During the nine months ended June 30, 2005, the Company redeemed 325 shares of Series E Preferred Stock, plus accrued dividends for an aggregate of $34,000.

During the nine months ended June 30, 2004, holders of Series E Preferred Stock converted 3,275 shares into 713,384 shares of common stock at conversion prices between $.464 and $.63 per share.

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

During the nine months ended June 30, 2004, the Company’s Chief Executive Officer converted 2,000 shares of the Series F Preferred Stock into 500,000 shares of common stock.

c. Series I

The holders of the Series I Preferred Stock are entitled to dividends at a rate of 12% of the stated value per year. The Company is required to redeem each share of the Series I Preferred Stock for an amount equal to the stated value of $100 per share plus all accrued and unpaid dividends on August 5, 2005, to the extent permitted by applicable law; provided, however, that the Company has the right to extend the required redemption date for an additional one year, in which case the Company will be required to pay all dividends accrued through the first year of issuance in cash and issue to each holder of Series I Preferred Stock a number of shares of its common stock which then have a value equal to 10% of the stated value of the Series I Preferred Stock held (see Note 15). In addition, if the Company extends the redemption date, it will be required to pay dividends quarterly and pay an advisory fee to an advisor designated by the holders of the Series I Preferred Stock in an amount equal to 10% of the aggregate stated value of the outstanding shares of Series I Preferred Stock, 80% of which will be payable in cash and 20% of which will be paid in shares of the Company’s common stock, valued at the then current market value.

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

Pinnacle Investment Partners, LP, a related party (see Note 14), is a majority holder of the Series I Preferred Stock.

NOTE 13 - STOCK - BASED COMPENSATION

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss from continuing operations
attributable to common stockholders,
as reported	$(1,121,890)	$(2,422,779)	$(2,395,134)	$(4,610,861)

Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(242,400)	(213,300)	(617,288)	(630,700)

Proforma net loss from continuing
operations attributable to common
stockholders	$(1,364,290)	$(2,636,079)	$(3,012,422)	$(5,241,561)

Net loss from continuing operations
per common share attributable
to common stockholders:
Basic - as reported	$(.07)	$(.39)	$(.14)	$(.79)
Basic - pro forma	$(.08)	$(.42)	$(.18)	$(.90)

Diluted - as reported	$(.05)	$(.39)	$(.13)	$(.79)
Diluted - pro forma	$(.07)	$(.42)	$(.16)	$(.90)

NOTE 14 - RELATED PARTY TRANSACTIONS

Consulting Fees
An entity which employs the son of the Chief Executive Officer of the Company (the “CEO”) provides consulting services to the Company. Consulting expense was $139,151 and $46,500 for the nine months ended June 30, 2005 and 2004, respectively. The Company has paid consulting fees to an entity whose stockholder is another son of the CEO of the Company. Consulting fees amounted to $50,000 and $76,000 for the nine months ended June 30, 2005 and 2004, respectively.

Joint Venture
The Company provides information technology staffing services through a joint venture, Stratus Technology Services, LLC (“STS”), in which the Company has a 50% interest. A son of the CEO of the Company has a majority interest in the other 50% venturer. The Company’s (loss) from operations of STS of $(19,280) for the six months ended March 31, 2004, is included in other income (expense) in the consolidated statements of operations and is not material to the overall operations of the Company.

Effective March 31, 2004, the Company adopted the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). As a result of adopting FIN 46R, the Company consolidates the accounts of STS.

Note Receivable
The “Note Receivable - related party” as of September 30, 2004, was the amount due from ALS in connection with the sale of the Company’s Miami Springs, Florida office in August, 2003. ALS is the holding company for Advantage Services Group, LLC (“Advantage”). The son of the Company’s CEO is a 50% member in ALS. The amount due under the note was deemed paid in connection with the sale of the Company’s Northern California offices to ALS, effective June 5, 2005 (see Note 6).

Payroll Outsourcing
The Company is a party to an Outsourcing Agreement with ALS pursuant to which ALS and Advantage are to provide payroll outsourcing services for all of the Company’s in-house staff, except for its corporate employees, and customer staffing requirements (see Note 10). As a result of this arrangement, all of the Company’s field personnel are employees of ALS. The Company pays agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates. On June 10, 2006, the Company entered into a Second Addendum to Outsourcing Agreement with ALS, which, among other things, reduced certain rates charged by ALS to the Company. The total amount charged by ALS under this agreement and similar agreements previously in effect between the parties was $76,265,000 and $8,062,000 in the nine months ended June 30, 2005 and 2004, respectively. Accounts payable - related parties in the attached condensed consolidated balance sheets at June 30, 2005 and September 30, 2004, represents amounts due to ALS and Advantage.

Loans Payable
During the nine months ended June 30, 2005, the CEO of the Company loaned an aggregate of $650,000 to the Company, all of which was repaid during the nine months ended June 30, 2005. Of this amount $250,000 bore interest at 12% a year and the balance was non-interest bearing.

Other
The Company incurred fees to an entity with whom the son of the CEO is affiliated. Such amounts in the nine months ended June 30, 2005, aggregated $75,000 in connection with the sale of the Company’s Northern California offices (see Note 7) and $116,000 in connection with an acquisition (see Note 8). During the nine months ended June 30, 2004, the Company repaid $151,583 against loans previously made by the entity to the Company. Also, during the nine months ended June 30, 2004, the Company issued 300,000 shares of its common stock to the entity in exchange for $57,000 owed to the entity in connection with a prior year’s transaction.

An entity through which the son of the CEO is employed is a consultant to Humana Trans Services Holding Corp. (see Note 15).

The nephew of the CEO of the Company is affiliated with Pinnacle Investment Partners, LP, the holder of a majority of the shares of the Company’s Series I Preferred Stock (see Notes 12 and 15). The Company believes that PIP Management Inc., which has been designated as the advisor to the Series I holders (see Note 15), is also affiliated with Pinnacle Investment Partners, LP.

NOTE 15 - SUBSEQUENT EVENTS

Series I Preferred Stock
In connection with the Company’s election to extend the redemption date of its Series I Preferred Stock by one year (see Note 12), on August 5, 2005, the Company paid $261,239 representing all accrued dividends on the Series I Preferred Stock as of that date. The Company is also required to issue $217,750 worth of Common Stock to the holders of the Series I Preferred Stock by September 4, 2005. In addition, the Company is required to pay, by September 4, 2005, an advisory fee to an advisor, PIP Management Inc. (see Note 14), in the amount of $217,750, $174,200 of which is to be paid in cash and the balance of $43,550 in shares of the Company’s Common Stock. The Company will be required to issue an aggregate of 2,488,569 shares of Common Stock as a result of the extension.

Letter of Intent
On August 15, 2005, the Company entered into a Letter of Intent (the “LOI”) with Humana Trans Service Holding Corp. (“Humana”)(see Note 14) relative to Humana and the Company entering into a Management Agreement whereby Humana will provide certain management, financial, strategic and marketing advisory services to the Company, along with, inter alia, a bridge financing of $500,000, and the Company will employ Ron Shapss as CEO and Jim Zimbler as Executive Vice President for Business Development (the “Management Transaction”).

The entering into of the Management Transaction is subject to the following conditions:

1.	Humana will provide a Bridge Loan in the amount of $500,000 to the Company, prior to September 2, 2005;
2.
Humana will, by August 26, 2005, provide new receivable financing or some other line of credit for the Company to replace the Company’s current line of credit, or work out satisfactory forbearance or other accommodation with the Company’s current lender, Capital Temp Funds, Inc. until such time as Humana completes the receivables financing, for which Humana will have received a binding commitment.

No assurance can be given that the transactions with Humana will be completed.

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

Introduction

We provide a wide range of staffing and productivity consulting services nationally through a network of offices located throughout the United States. Regardless of the type of temporary service offering we provide, we recognize revenues based on hours worked by assigned personnel. Generally, we bill our customers a pre-negotiated, fixed rate per hour for the hours worked by the temporary employees placed by us. Therefore, we do not separate our various service offerings into separate offering segments. We do not routinely provide discrete financial information about any particular service offering to assess its performance. As set forth below, certain of our service offerings target specific markets, but we do not necessarily conduct separate marketing campaigns for such services. Pursuant to the outsourcing agreement currently in place with ALS, LLC (“ALS”), ALS is responsible for paying wages, workers’ compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we place, and we are billed for such expenses plus a fee from ALS. These expenses are included in the cost of revenue. Because we pay the temporary employees that we place only for the hours they actually work, wages for temporary personnel are a variable cost that increases or decreases in proportion to revenues. Gross profit margin varies depending on the type of services offered. In some instances, temporary employees placed by us may decide to accept an offer of permanent employment from the customer and thereby “convert” the temporary position to a permanent position. Fees received from such conversions are included in our revenues. Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.

Results of Operations
Discontinued Operations

Effective as of June 5, 2005 (the “Effective Date”), we sold substantially all of the tangible and intangible assets, excluding accounts receivable of our six Northern California offices to ALS, a related party (see Note 14 to the Condensed Consolidated Financial Statements).

The purchase price was $3,315,719, which represented the balance due by us to ALS as of the close of business on May 3, 2005, less $600,000. Accordingly, on the Effective Date, $3,315,719 due to ALS was deemed paid and cancelled. In addition, all amounts due to us from ALS as of the Effective Date were deemed paid in full. Such amounts aggregating $376,394 were comprised of a note receivable ($122,849), accounts receivable ($50,000) and other receivables ($203,545). ALS and our lender also entered into a transaction pursuant to which ALS contributed $600,000 in exchange for a junior participation interest in amounts borrowed under our line of credit. ALS will pay to us $600,000 as contingent purchase price, which will be paid to us or offset against balances due by us to ALS, when ALS has been repaid the junior participation interest and all other amounts due by us to ALS are current and paid in full.

In connection with the transaction, we and ALS entered into a non-compete and non-solicitation agreement pursuant to which we agreed not to compete with ALS with the customers of and in the geographic area of the Northern California offices, and ALS agreed not to compete with us with respect to certain customers and accounts, including, accounts serviced by our remaining offices, for a period of two years.

The sale resulted in a gain of $2,239,108, computed as follows:

Sales price - cancellation of accounts payable - related parties	$3,315,719

Less costs of sale:
Write-off of amounts due from ALS	(376,394)
Other costs (including $75,000 to a related party)	(322,952)

Balance	2,616,373
Net assets sold	377,265
Gain	$2,239,108

Revenues from the sold branches were $10,087,390 and $5,209,445 for the nine months ended June 30, 2005 and 2004, respectively.

Continuing Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues. Revenues decreased 1.4% to $27,257,446 for the three months ended June 30, 2005 from $27,637,948 for the three months ended June 30, 2004. The significant revenue increases we had realized in the first two quarters of fiscal 2005 leveled off during the three months ended June 30, 2005. This, along with the loss of a large customer accounted for the decrease in revenues.

Gross Profit. Gross profit increased 36.6% to $3,737,808 for the three months ended June 30, 2005 from $2,368,341 for the three months ended June 30, 2004. Gross profit as a percentage of revenues increased to 13.8% for the three months ended June 30, 2005 from 8.6% for the three months ended June 30, 2004. Effective May 2004, the California State Compensation Insurance Fund increased our effective workers’ compensation rates by approximately 238%. This increase reduced our gross profit by approximately $800,000 or 2.9% of revenues during the three months ended June 30, 2004. The increase in gross profit and gross profit as a percentage of revenues was a result of outsourcing our payroll under various agreements with related parties, which enabled us to significantly reduce our workers’ compensation costs (see Note 14 to the Condensed Consolidated Financial Statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased 13.9% to $4,077,662 for the three months ended June 30, 2005 from $3,579,331 for the three months ended June 30, 2004. SG&A expenses as a percentage of revenues increased to 15.0% for the three months ended June 30, 2005 from 13.0% for the three months ended June 30, 2004. The Company incurred fees of $380,985 (1.4% of revenues) and $5,665 in the three months ended June 30, 2005 and 2004, respectively, in connection with its Outsourcing Agreement with a related party (see

Note 13 to the Condensed Consolidated Financial Statements). We increased our allowance for doubtful accounts in the three months ended June 30, 2005 and 2004 and took a charge against operations of $200,000 and $450,000, respectively.

Other Charges. Other charges in the three months ended June 30, 2005, represent adjustments to reserves and premiums in connection with prior years’ workers’ compensation insurance policies.

Interest Expense. Interest expense decreased 65.2% to $404,469 for the three months ended June 30, 2005 from $1,160,740 for the three months ended June 30, 2004. Included in the three months ended June 30, 2004, were dividends and accretion relating to the Series A Preferred Stock and additional interest on unpaid taxes.

Net (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had a net (loss) and net (loss) attributable to common stockholders of $(1,011,390) and $(1,021,890), respectively, for the three months ended June 30, 2005 compared to a net (loss) and net (loss) attributable to common stockholders of $(2,340,881) and $(2,422,779) for the three months ended June 30, 2004, respectively.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

Revenues. Revenues increased 15.6% to $83,270,261 for the nine months ended June 30, 2005 from $72,063,722 for the nine months ended June 30, 2004. This increase was a result of a net increase in billable hours. The net increase in billable hours is primarily from (i) expanding into other departments of existing customers, (ii) successful implementation of “Vendor on Premise” accounts, (iii) becoming the primary provider on accounts in which we were not the sole vendor, and (iv) new customers.

Gross Profit. Gross profit increased 39.0% to $11,593,711 for the nine months ended June 30, 2005 from $8,339,147 for the nine months ended June 30, 2004. Gross profit as a percentage of revenues increased to 13.9% for the nine months ended June 30, 2005 from 11.6% for the nine months ended June 30, 2004. The increase in gross profit and gross profit as a percentage of revenues was a result of increased revenues and the outsourcing of our payroll under various agreements with related parties (see Note 14 to the Condensed Consolidated Financial Statements).

Selling, General and Administrative Expenses. SG&A increased 27.9% to $12,131,687 for the nine months ended June 30, 2005 from $9,484,996 for the nine months ended June 30, 2004. SG&A expenses as a percentage of revenues increased to 14.6% for the nine months ended June 30, 2005 from 13.2% for the nine months ended June 30, 2004. The Company incurred fees of $1,247,738 (1.5% of revenues) and $5,665 in the nine months ended June 30, 2005 and 2004, respectively, in connection with its Outsourcing Agreement with a related party (see Note 13 to the Condensed Consolidated Financial Statements). Included in SG&A in the nine months ended June 30, 2005 is $499,000 from our 50% - owned joint venture which, prior to March 31, 2004, was not consolidated (see Note 13 to the Condensed Consolidated Financial Statements). We increased our allowance for doubtful accounts in the nine months ended June 30, 2005 and 2004 and took a charge against operations of $500,000 and $525,000, respectively. We also incurred approximately $110,000 of nonrecurring legal fees in connection with negotiating our payment plan agreement with the California Employment Development Department and collections of certain of our accounts receivable.

Interest Expense. Interest expense decreased 41.4% to $1,262,503 for the nine months ended June 30, 2005 from $2,153,622 for the nine months ended June 30, 2004. Included in the nine months ended June 30, 2004, were dividends and accretion related to the Series A Preferred Stock and additional interest on unpaid taxes.

Other Charges. Other charges in the nine months ended June 30, 2005 represent adjustments to reserves and premiums in connection with prior years’ workers’ compensation insurance policies.

Net (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had a net (loss) and net (loss) attributable to common stockholders of $(2,263,634) and $(2,295,134), respectively, for the nine months ended June 30, 2005 compared to a net (loss) and (loss) attributable to common stockholders of $(3,280,206) and $(4,610,861) for the nine months ended June 30, 2004, respectively.

Liquidity and Capital Resources

At June 30, 2005, we had limited liquid resources. Current liabilities were $25,880,269 and current assets were $16,380,540. The difference of $9,499,729 is a working capital deficit, which is primarily the result of losses incurred from the year ended September 30, 2002 through March 31, 2005. We have entered into an Amended and Restated Forbearance Agreement with our lender on August 11, 2005, (see Part II - Other Information, Item 5, Other Information). If we cannot obtain an alternate source of funding by the expiration of the Forbearance Period, i.e. August 26, 2005, if not further extended, it may adversely affect our cash flows and there can be no assurance that our lender will not pursue all remedies available to it. Additionally, we have entered into a forbearance agreement with ALS as a result of certain defaults under our Outsourcing Agreement. If we cannot obtain an extension of the ALS forbearance, or are unable to cure defaults under the ALS Outsourcing Agreement, as amended, going forward, there can be no assurance that we will be able to obtain an alternative outsourcing provider. These conditions raise substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing, including a new line of credit, as may be necessary.

We have taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans. The steps include closing and selling branches that are not profitable, consolidating branches and reductions in staffing, cost of revenues, and other selling, general and administrative expenses. We also entered into a Second Addendum to Outsourcing Agreement with a related party, which reduced certain rates charged by the related party to us. We continue to pursue other sources of equity or long-term debt financings. We also continue to negotiate payments plans and other accommodations with our creditors.

Net cash provided by (used in) operating activities was $1,987,697 and $(13,312) in the nine months ended June 30, 2005 and 2004, respectively.

Net cash used in investing activities was $630,474 and $36,206 in the nine months ended June 30, 2005 and 2004, respectively. We used $136,000 in connection with an acquisition in March 2005. Payments in connection with the sale of discontinued operations aggregated $322,952 in the nine months ended June 30, 2005. The balance of cash used in both periods was primarily for capital expenditures.

Net cash provided by (used in) used in financing activities was $(2,058,669) and $113,092 in the nine months ended June 30, 2005 and 2004, respectively. We had net borrowings (repayments) of $(1,099,393) and $2,154,806 under our line of credit in the nine months ended June 30, 2005 and 2004, respectively. Net short-term loan repayments were $204,687 and $413,603 in the nine months ended June 30, 2005 and 2004, respectively. During the nine months ended June 30, 2005, our Chief Executive Officer loaned an aggregate of $650,000 to us, all of which was repaid during the nine months ended June 30, 2005. Payments of notes payable - acquisitions was $696,445 and $465,844 in the nine months ended June 30, 2005 and 2004, respectively.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes or the similar costs charged to us under our payroll outsourcing agreement,, investment in capital equipment, start-up expenses of new offices, expansion of services offered, workers’ compensation, general liability and other insurance coverages, debt service and costs relating to other transactions such as acquisitions. Temporary employees are paid weekly, as are payments under our payroll outsourcing agreements with related parties (see Note 13 to Condensed Consolidated Financial Statements).

We have a loan and security agreement (the “Loan Agreement”) with Capital Temp Funds, Inc. (“Capital” or the “Lender”), which provides for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. The Loan Agreement restricts our ability to incur other indebtedness, pay dividends and repurchase stock. Borrowings under the Loan Agreement bear interest at 3% above the prime rate and are collateralized by substantially all of our assets. As of June 30, 2005, $9,929,677 was outstanding under the credit agreement.

At June 30, 2005, we were in violation of the following covenants under the Loan Agreement:

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

The Forbearance Agreement amended the Loan Agreement to reduce the maximum credit line to $12,000,000, which, since March 1, 2005 has been further reduced by $250,000 per month provided, however, that in the event that the amounts of the obligation owing to Capital were reduced below $7,500,000, then the monthly reduction would be suspended unless and until the obligations again exceed $7,500,000, subject to certain further adjustments.

Provided we were in compliance with all of the terms and conditions of the Forbearance Agreement, which was amended in April 2005, Capital agreed that it would refrain from exercising its rights and remedies under the Loan Agreement and applicable law until August 26, 2005.

On August 11, 2005, we and the Lender entered into an Amended and Restated Forbearance Agreement (the “Amended Forbearance Agreement”) whereby the Lender has again agreed to forbear from accelerating obligations and/or enforcing existing defaults.

The Amended Forbearance Agreement provides for the following:

1.
The Lender will forbear from exercising its rights and remedies under the Loan Documents, solely with respect to certain Designated Defaults during the period commencing on August 11, 2005, or such other date as may be mutually agreed upon in writing by the Parties, and ending on the earlier to occur of (a) August 26, 2005 or (b) the date of any Forbearance Default (the “Forbearance Period”).

2.	During the Forbearance Period, the maximum credit line shall continue at $10,500,000.
3.
In consideration for the Lender’s extension of forbearance, Lender will charge us a forbearance fee in the amount of $300,000 (the “Forbearance Fee”). However, if the Forbearance Fee is paid in full within sixty (60) days from August 11, 2005, the Lender will rebate $50,000 to us. Additionally, provided there are no additional events of default under the Loan Agreement, there will be no additional Forbearance Fee due through October 31, 2005.

4.
During the Forbearance Period, the Lender shall maintain a representative at our premises, at our cost, to monitor collateral performance and the adherence by us to the terms and provisions of the Loan Documents.

5.	No later than August 31, 2005, we shall have received at least $500,000 in capital or subordinated loans from a third party.
6.
Failure by us or ALS, after the Forbearance Period, to comply in any material respect with any of the terms and conditions of the Outsourcing Agreement or modification of the Outsourcing Agreement without the Lender’s consent, shall constitute a Forbearance Default.

7.	Failure by us to comply with the Forbearance Agreement between ourselves and ALS (the “ALS Forbearance”), shall constitute a Forbearance Default.

Thus, provided we are in compliance with all of the terms and conditions of the Amended Forbearance Agreement, the Lender agrees that it will refrain from exercising its rights and remedies under the Loan Agreement and applicable law until no earlier than August 26, 2005.

In connection with us and the Lender entering into the Amended Forbearance Agreement, we, the Lender and ALS also entered into the ALS Forbearance, whereby ALS agreed to forbear, through August 25, 2005, from enforcing payment defaults under the Outsourcing Agreement subject to certain conditions.

Pursuant to the ALS Forbearance, we paid to ALS, on August 11, 2005, the sum of $1,112,000 to cure defaults under the Outsourcing Agreement through that date. During the term of the ALS Forbearance:

1.
After the August 11, 2005 payment, invoices totaling the amount of $1,100,000 shall be due and payable on or before August 18, 2005 (the “Deferred Amount”), and the remaining amount due under invoices after deducting $1,100,000 shall be due and payable immediately (the “Immediately Payable Amount”).

2.
We shall repay the Immediately Payable Amount by directing the Lender, on a daily basis starting Friday, August 12, 2005, to advance and wire transfer to ALS from available funds under the Loan Agreement with the Lender. We shall provide ALS with an exact copy of the loan status provided by the Lender. In the event that the Lender lowers the advance rate under the Loan Agreement, the Lender shall immediately notify ALS thereof and ALS may elect, prior to the Lender making any additional advances, to cease to forbear under the ALS Forbearance.

3.
We shall be in default of the ALS Forbearance unless the Immediately Due Amount is paid in full by August 17, 2005. The Deferred Amount shall be due in full without further notice or demand at 12:00 p.m. Eastern Time on August 18, 2005.

4.
If the Immediately Due Amount and the Deferred Amount are paid in full by noon on August 18, 2005, and no other defaults exist under the ALS Forbearance, ALS will forbear for one more week, but all terms of the Outsourcing Agreement, as amended, including, but not limited to, payment terms shall govern.

5.
Any further default under the ALS Forbearance or the Amended Forbearance Agreement shall be a default. A default under the Amended Forbearance Agreement or the ALS Forbearance shall entitle ALS to immediately terminate the ALS Forbearance and immediately seek all available remedies.

6.
The Lender will forbear from exercising its rights under the Loan Agreement during the Forbearance Period pursuant to the Amended Forbearance Agreement. ALS’ obligation to forbear shall cease if the Lender ceases to forbear under the Amended Forbearance Agreement and such ALS right to cease forbearance shall constitute ALS’ sole remedy against Lender.

In consideration for the ALS Forbearance, ALS shall receive a $50,000 Forbearance Fee, (net of any other default penalties or interest), payable on the earlier of the termination of the agreement or an additional default.

While we have identified and are currently aggressively exploring other funding alternatives, we can provide no guarantee that we will be able to obtain such alternate sources of funding before the expiration of the Forbearance Period, i.e. August 26, 2005, if not further extended. If we cannot obtain an alternate source of funding, it may adversely affect our cash flow and there can be no assurance that Capital will not pursue all remedies available to it, which could include the imposition of insolvency proceedings.

We have entered into a Letter of Intent with Humana Trans Services Holding Corp. (“Humana”) which contemplates, among other things, that Humana will provide a $500,000 bridge loan to us and provide new receivable financing or arrange a line of credit to replace our line of credit with Capital. No assurance can be given that any of such financing will be obtained. See Part II - Item 5 of this Report.

We may be required to make certain “earnout” payments to sellers of businesses that we have acquired in recent years. The amount of these payments, if any, will depend upon the results of the acquired businesses. There is $138,000 included in “Accounts payable and accrued expenses” on the balance sheet as of June 30, 2005 for earnout payments that we recorded as part of one of our acquisitions. The original amount recorded at the time of the acquisition was $244,000. The final computation of the earnout was based upon the operations of the acquired business through November 30, 2004. Accordingly, we reduced the earnout liability to $222,000 and reduced intangible assets by the $22,000 difference.
We have entered into an agreement with the Seller to pay $14,000 a month for twelve months beginning January 2005 and $9,000 a month for six months beginning January 2006.

Source One Personnel, Inc. (“Source One”) had the right to require us to repurchase 100,000 shares of our common stock at a price of $8.00 per share at any time after July 27, 2003 and before the later of July 27, 2005 and the full payment of the outstanding note that we issued to it in connection with the acquisition transaction completed with Source One in July 2001. Source One exercised this right on July 29, 2003. We are attempting to negotiate an arrangement, which would permit us to pay this amount over an extended period of time or upon receipt of financing. No assurance can be given that Source One will agree to such an arrangement. During the year ended September 30, 2004, we paid $150,000 against this liability, which is reflected as “put options liability” on the condensed consolidated balance sheet.

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against us. As of June 30, 2005, there was still an aggregate of $4.3 million in delinquent payroll taxes outstanding, which are included in “Payroll taxes payable” on the balance sheet as of June 30, 2005. Judgment has not been entered against us in California. While judgment has been entered against us in New Jersey, no actions have been taken to enforce same. On January 7, 2005, we entered into a payment plan agreement with the EDD, which requires us to pay $12,500 per week to the EDD. The $12,500 weekly payment is subject to increase for a three month period following any quarter in which our reported income exceeds $200,000, based upon a percentage related to the amount of increase above $200,000.

As of June 30, 2005, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements. Stockholders’ deficiency at that date was $4,249,489.

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

We engaged in various transactions with related parties during the nine months ended June 30, 2005 including the following:

•
We paid $139,151 to an entity, which employs Jeffrey J. Raymond, the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, for consulting services. We also paid $50,000 to an entity owned by Joseph J. Raymond, Jr., who also is the son of Joseph J. Raymond, for consulting services. These amounts were included in selling, general and administrative expense. The services provided included the identification of acquisition candidates, acquisition advisory services, due diligence, post-acquisition transition services, customer relations, accounts receivable collection and strategic planning advice.

•	We paid fees of $75,000 and $116,000 in connection with the sale of our Northern California offices and an acquisition, respectively, to an entity with whom Jeffrey J. Raymond is affiliated.
•	Jeffrey J. Raymond, is employed by an entity which serves as a consultant to Humana Trans Services Holding Corp. (see Note 15 to the condensed consolidated financial statements).
•
Joseph J. Raymond, Jr. is a 50% member in ALS, LLC, which is the holding company for Advantage Services Group, LLC (“Advantage”). We are a party to an Outsourcing Agreement with ALS and pursuant to which ALS provides payroll outsourcing services for all of the Company’s in-house staff, except for its corporate employees, and customer staffing requirements (see Part II - Other Information, Item 5. Other Information). As a result of this arrangement, all of our field personnel are employed by ALS. We pay agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates. The total amount charged by ALS under this agreement was $76,265,000 during the nine months ended June 30, 2005.

•
At June 30, 2005, we owed: $41,000 under a demand note bearing interest at 10% a year to a corporation owned by the son of Joseph J. Raymond; $14,125 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% a year which will become due in full in August 2005 and $56,364 to a member of our Board of Directors under a promissory note bearing interest at 12% a year which becomes due in full in May 2006.

•	Accounts payable and accrued expenses - related parties in the attached condensed consolidated balance sheets at June 30, 2005 and September 30, 2004, represents amounts due to ALS and Advantage.
•
The nephew of the CEO of the Company is affiliated with Pinnacle Investment Partners, LP. The Company also believes that PIP Management Inc., which has been designated as the advisor to the Series I holders, is also affiliated with Pinnacle Investment Partners, LP.

•
During the nine months ended June 30, 2005, Joseph J. Raymond loaned an aggregate of $650,000 to us, all of which was repaid during the nine months ended June 30, 2005. Of this amount, $250,000 bore interest at 12% a year and the balance was non-interest bearing.

Contractual Obligations

Our aggregate contractual obligations are as follows:

		Payments Due by Fiscal Period (in Thousands)
			2007 -	2009 -
	Total	2006	2008	2010	Thereafter

Contractual Obligations:
Long-term debt obligations	$2003	$783	$521	$490	$209
Operating lease obligations	978	496	444	38	—
Put options liability	650	650	—	—	—
Series A redemption payable	300	300	—	—	—
Series I Preferred Stock	2,178	—	2,178	—	—
Earnout liability	138	138	—	—	—
Payroll tax liability (a)	1,402	741	661	—	—
TOTAL	$7,649	$3,108	$3,804	$528	$209

(a)	Exclusive of interest and penalties. Payments may be accelerated based upon future operating result benchmarks.

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

Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS NO. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS No. 123R requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company’s income statement and that such cost be measured at the fair value of the stock options. This statement is effective for financial statements relating to fiscal periods beginning after June 15, 2005. We expect to adopt SFAS No. 123R on October 1, 2005 on a prospective basis, which will require recognition of compensation expense for all stock option or other equity - based awards that vest or become exercisable after the effective date. We do not expect that the adoption of SFAS No. 123R will have a material impact on our financial position and results of operations as it relates to employee stock options granted at June 30, 2005.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”) (SFAS 154”). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. We believe that adoption of the provisions of SFAS 154 will not have a material impact on our consolidated financial statements.

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets. Actual results could differ from those estimates. The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. As of June 30, 2005, there have been no material changes to any of the critical accounting policies contained therein.

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

Further, the maximum credit line of $12,000,000 has been reduced by $250,000 per month since March 1, 2005. The continued reduction in our Maximum Credit Line has affected our ability to borrow against all of our eligible accounts receivable and thus has also adversely affected our cash flow.

If we cannot obtain an alternate source of funding by the expiration of the forbearance period, i.e. by August 26, 2005, if not further extended with respect to both Capital and ALS, it may adversely affect our cash flow and there can be no assurance that our Lender will not pursue all remedies available to it, which could include the imposition of insolvency proceedings. Additionally, if we cannot obtain an extension of the ALS Forbearance, or are unable to cure defaults under the ALS Outsourcing Agreement, as amended, going forward, there can be no assurance that we will be able to obtain an alternative outsourcing provider. These conditions raise substantial doubts about the Company’s ability to continue as a going concern.

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

Except for our improvement in our financial review process, there were no significant changes in our internal controls during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

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

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly. As of the date of the filing of this report, $88,500 is in arrears on the Series F Preferred Stock.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended June 30, 2005.

Item 5.	Other Information

a.
On June 29, 2005, we notified the holders of the Series I Preferred Stock, pursuant to Paragraph 4(a) of the Series I Certificate of Designation (the “Certificate”), of our election to extend (the “Extension”) the date by which we were required to redeem the Series I Preferred Stock to the 2 year anniversary date (i.e. August 5, 2006) of its original issuance (i.e. August 5, 2004).

In connection with the Extension, we paid all dividends accrued on the Series I through the one year anniversary of the date of issuance (the “Initial Redemption Date”), which equaled, in the aggregate, $261,239 as of August 5, 2005. As a result of the Extension, we will also be required to pay:

1. All dividends accruing on the Series I Preferred Stock after the Initial Redemption Date in cash on the last date of each calendar quarter (March 31, June 30, September 30 and December 31);

2. An additional $217,750 to the holders of the Series I Preferred Stock in the form of Common Stock, within 30 days after the Initial Redemption Date, i.e. by September 4, 2005; such shares to be valued at the Market Price (as defined in the Certificate) of our Common Stock on the Initial Redemption Date; and

3. An advisory fee to an advisor of the holders of the Series I Preferred Stock, PIP Management Inc., in an amount equal to $217,750, $174,200 of such amount to be paid in cash and the remaining $43,550 to be paid in shares of our Common Stock valued at the Market Price of the Common Stock on the Initial Redemption Date by no later than September 4, 2005. The nephew of the CEO of the Company is affiliated with Pinnacle Investment Partners, LP., the holder of a majority of the outstanding shares of Series I Preferred Stock. The Company also believes that PIP Management Inc., which has been designated as the advisor to the Series I holders, is also affiliated with Pinnacle Investment Partners, LP.

b.
As reported in our Report on Form 10-Q for the quarter ended June 30, 2005, Essex & York, Inc., the Underwriter of our public offering of Common Stock and Warrants that was completed in August 2004, and Pinnacle Investment Partners, LP, a holder of our Common Stock and Series I Preferred Stock, expressed disappointment with our fundamental performance and management issues. While we have had continuing discussions with these parties over the last several months in an attempt to avoid any potential litigation, we have not yet been able to reach a final resolution of our differences, and there can be no assurance that we will be able to do so.

c.
On August 15, 2005, the Company entered into a Letter of Intent (the “LOI”) with Humana Trans Service Holding Corp. (“Humana”) relative to Humana and the Company entering into a Management Agreement whereby Humana will provide certain management, financial, strategic and marketing advisory services to the Company, along with, inter alia, a bridge financing of $500,000, and the Company will employ Ron Shapss as CEO and Jim Zimbler as Executive Vice President for Business Development (the “Management Transaction”).

The entering into of the Management Transaction is subject to the following conditions:

1.	Humana will provide a Bridge Loan in the amount of $500,000 to the Company, prior to September 2, 2005;
2.
Humana will, by August 26, 2005, provide new receivable financing or some other line of credit for the Company to replace the Company’s current line of credit, or work out satisfactory forbearance or other accommodation with the Company’s current lender, Capital Temp Funds, Inc. until such time as Humana completes the receivables financing, for which Humana will have received a binding commitment.

No assurance can be given that the transactions with Humana will be completed.

An entity through which Jeffrey J. Raymond, the son of the CEO, is employed is a consultant to Humana.

Item 6	Exhibits

Number	Description

10.35	Amended and Restated Forbearance Agreement between the Company and Capital Temp Funds, Inc. dated August 11, 2005

10.36	Forbearance Letter Agreement by and among the Company, ALS, LLC and Capital Temp Funds, Inc. dated August 11, 2005.

10.37	Letter of Intent between the Company and Humana Trans Services Holding Corp. dated August 15, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: August 17, 2005	By: /s/ Joseph J. Raymond
---------------------------------------
Joseph J. Raymond
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: August 17, 2005	By: /s/ Michael A. Maltzman
------------------------------------------
Michael A. Maltzman
Vice President and Chief Financial Officer
Principal Financial and Accounting Officer