Form 10-K
period 2005-09-30
STRATUS SERVICES GROUP INC
filed 2006-02-03
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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
Common Stock, $.04 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock as reported by the OTC Bulletin Board, as of February 1, 2006, was $257,165 based upon 25,716,488 shares held by non-affiliates.

The number of shares of Common Stock, $.04 par value, outstanding as of February 1, 2006 was 34,946,425.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements. Such statements involve assumptions, uncertainties and risks. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the information technology staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our ability to raise additional capital; our ability to achieve and manage growth; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to open new offices; general economic conditions; the continued cooperation of our creditors; and other factors discussed in Item 1 of this Annual Report under the caption “Risk Factors” and from time to time in our filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business. The following discussion and analysis should be read in conjunction with the Financial Statements and notes appearing elsewhere in this Annual Report.

In this Annual Report on Form 10-K, references to “Stratus”, “the Company”, “we”, “us” and “our” refer to Stratus Services Group, Inc. and, unless the context otherwise requires, Stratus Technology Services, LLC, a 50% owned joint venture of Stratus Services Group, Inc.

FORM 10-K

STRATUS SERVICES GROUP, INC.
Form 10-K for the Fiscal Year Ended September 30, 2005

PART I

ITEM 1.	BUSINESS

General

Until December 2005, we were a national business services company engaged in providing outsourced labor and operational resources and temporary staffing services. We were incorporated in Delaware in March 1997 and began operations in August 1997 with the purchase of certain assets of Royalpar Industries, Inc. and its subsidiaries. This purchase provided us with a foundation to become a national provider of comprehensive staffing services.

In order to reduce workers’ compensation costs, we began, during the fiscal year ended September 30, 2004, to outsource payroll and related functions for our temporary employees and certain in-house personnel to ALS, LLC, a Florida limited liability company (“ALS”). As a result of this arrangement, all of our field personnel and temporary employees that we placed with our clients became employees of ALS during the fiscal year ended September 30, 2005. See “Certain Relationships and Related Party Transactions.”

In December 2005, we completed a series of asset sale transactions pursuant to which we sold substantially all of the assets that we used to conduct our staffing services business (the “Asset Sales”). As a result of the Asset Sales, we are no longer conducting active staffing services operations for any clients and are not currently operating any branch offices. In fiscal 2006, we plan to focus on expanding our information technology staffing solutions business, which we conduct through our 50% owned consolidated joint venture, Stratus Technology Services, LLC (“STS”).

STS provides information technology (“IT”) staffing solutions to Fortune 1000, middle market and emerging companies. STS offers expertise in a wide variety of technology practices and disciplines ranging from networking professionals to internet development specialists and application programmers.

Between September 1997 and December 2004, we completed ten acquisitions of staffing businesses, representing thirty offices in seven states. In March 2002, we sold our Engineering Division and in fiscal 2003 we sold the assets of eight of our offices located in Nevada, New Jersey, Florida and Colorado. In addition to the Asset Sales, we sold the assets of six of our northern California offices in June 2005 and in October 2005, we sold the assets of one of our New Jersey offices.

We are headquartered at 500 Craig Road, Suite 201, Manalapan, New Jersey 07726 and our telephone number is (732) 866-0300. We maintain a presence on the Internet with our website at www.stratusservices.com, an informational site designed to give prospective customers and employees additional information regarding our operations.

Financial Information About Industry Segments

We disclose segment information in accordance with SFAS NO. 131, “Disclosure about Segments of an Enterprise and Related Information.” During the fiscal year ended September 30, 2005, we operated as one business segment which provided different types of staffing services. In accordance with SFAS 131, in concluding that our operations comprised a single operating segment, we have taken into account that we did not compile discrete financial information, other than revenue information, by service offering. As a result, in assessing our performance and making decisions regarding resources to be allocated within our company, our Chief Executive Officer and other members of management reviewed consolidated financial information as well as discrete financial information compiled for each of our branch offices. During fiscal 2006, we expect our IT staffing solutions business to represent our sole business segment.

Principal Services & Markets

During fiscal 2005, our business operations were classified as one segment of different types of staffing services that consisted of Staffing Services, SMARTSolutions(TM) and Information Technology Services service offerings, each service offering having a particular specialty niche within our broad array of targeted markets for all our staffing services.

Staffing Services included both personnel placement and employer services such as payrolling, outsourcing, on-site management and administrative services. Payrolling typically involved the placement of individuals identified by a customer as short-term seasonal or special use workers on our payroll for a designated period. Outsourcing represented a growing trend among businesses to contract with third parties to provide a particular function or business department for an agreed price over a designated period. On-site services involved the placement of one of our employees at the customer’s place of business to manage all of the customer’s temporary staffing requirements. Administrative services included skills testing, drug testing and risk management services. Skills testing available to our customers included cognitive, personality and psychological evaluation and drug testing that was confirmed through an independent, certified laboratory.

We separated our Staffing Services into various assignment types including supplemental staffing, long-term staffing and project staffing. Supplemental staffing provided workers to meet variability in employee cycles, and assignments typically ranged from days to months. Long-term staffing provided employees for assignments that typically lasted three to six months but could sometimes last for years. Project staffing provided companies with workers for a time specific project and sometimes included providing management, training and benefits.

Staffing services were marketed through our on-site sales professionals throughout the nationwide network of offices that we maintained until December 2005. Generally, new customers were obtained through customer referrals, telemarketing, advertising and participating in numerous community and trade organizations.

SMARTSolutions(TM). SMARTSolutions(TM) is a customized staffing program that we provided through our staffing services offices designed to reduce labor and management costs and increase workplace efficiency. While we assisted the client in attempting to reach certain targets and milestones, our billings did not depend on the success or failure of the client achieving or not achieving such milestones.

While SMARTSolutions(TM) is designed to be most effective in manufacturing, distribution and telemarketing operations, we generally marketed it to companies that had at least 50 people dedicated to specific work functions that involve repetitive tasks measurable through worker output that we believed could benefit from proactive workforce management. Since SMARTSolutions(TM) is a more sophisticated offering of our traditional staffing services, we developed a national marketing team dedicated strictly to marketing these programs. However, the team utilized our Staffing Services branch staff to identify companies within their geographic regions that could potentially benefit from a SMARTSolutions(TM) program. Once identified, the team assumed full responsibility for the sales process. A significant portion of our SMARTSolutions(TM) clients were obtained through this process or from “word of mouth” recommendations from current SMARTSolutions(TM) customers.

Stratus Technology Services, LLC. We provide IT services through our affiliate, STS. STS was formed in November 2000 as a 50/50 joint venture between us and Fusion Business Services, LLC, a New Jersey based technology project management firm, to consolidate and manage the company-wide technology services business into a single entity focused on establishing market share in the IT market for staffing services. See “Part III-Item 13 Certain Relationships and Related Party Transactions”. STS markets its services to client companies seeking staff for project staffing, system maintenance, upgrades, conversions, installations, relocations, etc. STS provides broad-based professionals in such disciplines as finance, pharmaceuticals, manufacturing and media which include such job specifications as Desktop Support Administrators, Server Engineers, Programmers, Mainframe IS Programmers, System Analysts, Software Engineers and Programmer Analysts. In addition, STS, through its roster of professionals, can initiate and manage turnkey IT projects and provide outsourced IT support on a twenty-four hour, seven day per week basis. STS’s IT staffing solutions services are generally provided on a time-and-materials basis, meaning that STS bills its clients for the number of hours worked in providing services to the client. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. Alternatively, the bill rates for some assignments are based on a mark-up over compensation and other direct and indirect costs. Assignments can range from 30 days to over a year, with an average duration of 4 months. STS maintains a variable cost model in which it compensates most of its consultants only for those hours that it bills to its clients. The consultants who perform IT services for its clients consist of independent contractors and subcontractors. As a result of the sale of our staffing services business, we expect to focus primarily on the development of the STS IT staffing solutions business in fiscal 2006.

Competitive Business Conditions
During fiscal 2005, we competed with other companies in the recruitment of qualified personnel and the development of client relationships. A large percentage of temporary staffing and consulting companies are local operators with fewer than five offices and have developed strong local customer relationships within local markets. These operators actively competed with us for business and, in most of these markets, no single company has a dominant share of the market. We also competed with larger, full-service and specialized competitors in national, regional and local markets. The principal national competitors included MPS Group, Manpower, Inc., Kelly Services, Inc., Olsten Corporation, Interim Services, Inc., and Norrell Corporation, all of which had greater marketing, financial and other resources than Stratus. We believe that the primary competitive factors in obtaining and retaining clients are the number and location of offices, an understanding of clients’ specific job requirements, the ability to provide temporary personnel in a timely manner, the monitoring of the quality of job performance and the price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, responsiveness to work schedules and number of hours of work available.

STS operates in a highly competitive and fragmented industry. There are relatively few barriers to entry into its markets, and the IT staffing industry is served by thousands of competitors, many of which are small, local operations. There are also numerous large national and international competitors that directly compete with us, including TEKsystems, Inc., Ajilon Consulting, MPS Group, Inc., Kforce Inc., Spherion Corporation, CDI Corp., Computer Horizons Corp. and Analysts International Corp. Many of STS’ competitors may have greater marketing and financial resources than STS.

The competitive factors in obtaining and retaining clients include, among others, an understanding of client-specific job requirements, the ability to provide appropriately skilled information technology consultants in a timely manner, the monitoring of job performance quality and the price of services. The primary competitive factors in obtaining qualified candidates for temporary IT assignments are wages, the technologies that will be utilized, the challenges that an assignment presents and the types of clients and industries that will be serviced.

Customers

During the year ended September 30, 2005, we provided services to 852 customers in 19 states. Our five largest customers represented 22% of our revenue from continuing operations but no one customer exceeded 10% and only two customers exceeded 5%. During the year ended September 30, 2005, STS provided services to 20 customers, one of which represented 72% of STS’ revenues.

Governmental Regulation

Staffing services firms, including IT staffing firms, are generally subject to one or more of the following types of government regulation: (1) regulation of the employer/employee relationship between a firm and its temporary employees; and (2) registration, licensing, record keeping and reporting requirements. Staffing services firms are the legal employers of their temporary workers. Therefore, laws regulating the employer/employee relationship, such as tax withholding and reporting, social security or retirement, anti-discrimination and workers’ compensation, govern these firms. State mandated workers’ compensation and unemployment insurance premiums have increased in recent years and have directly increased our cost of services. In addition, the extent and type of health insurance benefits that employers are required to provide employees have been the subject of intense scrutiny and debate in recent years at both the national and state level. Proposals have been made to mandate that employers provide health insurance benefits to staffing employees, and some states could impose sales tax, or raise sales tax rates on staffing services. Further increases in such premiums or rates, or the introduction of new regulatory provisions, could substantially raise the costs associated with hiring and employing staffing employees.

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

Trademarks

We have not obtained federal registration of any of the trademarks we currently use or previously used in our business, including SMARTSolutions, SMARTReport, and SMARTTraining, our slogan, name or logo. Currently, we are asserting Common Law protection for our slogan, name and logo by holding the marks out to the public as the property of Stratus. However, no assurance can be given that this Common Law assertion will be effective to prevent others from using any of our marks concurrently or in other locations. In the event someone asserts ownership to a mark, we may incur legal costs to enforce any unauthorized use of the marks or defend ourselves against any claims.

Employees

As of September 30, 2005, we were employing 5,905 total employees. Of that amount, 146 were classified as staff employees, including 109 outsourced employees, and 5,759 (all outsourced employees) were classified as field or “temp” employees, those employees placed at client facilities. As of January 31, 2006, we were employing 15 total employees. In addition, as of January 31, 2006, STS had 53 consultants on assignment.

STS recruits its consultants through both centralized and decentralized recruiting programs. Its recruiters use its internal proprietary database, the Internet, local and national advertisements and trade shows.

ITEM 1A.	RISK FACTORS

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

We have disposed of a substantial portion of our assets and significantly reduced the scope of our operations.

In December 2005, we completed a series of transactions pursuant to which we sold substantially all of the assets used to conduct our staffing services business, other than the IT staffing solutions business that we conduct through our 50% owned joint venture, STS. As a result of these sales, our revenue levels for fiscal 2006 are expected to be substantially less than revenue levels in recent periods. Revenues generated by STS in fiscal 2005 were $4,443,000.

The sale of our staffing operations may subject us to claims of third parties.

We completed the Asset Sales with a view toward avoiding a foreclosure action by our lender and maximizing our prospects of reducing our indebtedness to creditors, including our lender, and the possibility of preserving value for our shareholders. In light of the exigent circumstances surrounding the Asset Sales, formal corporate procedures typically required in connection with these types of transactions were not adhered to. As a result, no assurance can be given that creditors and/or shareholders will not assert claims against us related to the Asset Sales.

We have limited liquid resources and a history of net losses.

Our auditors have qualified their opinion on our financial statements for the year ended September 30, 2005, with a qualification which raises substantial doubt about our ability to continue as a going concern. Our ability to continue in business depends upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis and our ability to obtain additional financing. Current liabilities at September 30, 2005 were $27,033,392 and current assets were $14,931,772. The difference of $12,095,620 is a working capital deficit, which is primarily the result of losses incurred during the last four years. As a result of the Asset Sales we completed in December 2005, our working capital deficit decreased by approximately $5.6 million; however, at December 31, 2005, we owed $137,000 under promissory notes that are past due or due upon demand, as well as $300,000 due in January 2005 in connection with the redemption of our Series A Preferred Stock. In addition, approximately $4.4 million of payroll taxes, including interest and penalties, was delinquent. We can give no assurance that we will raise sufficient capital to eliminate our working capital deficit or that our creditors will not seek to enforce their remedies against us, which could include the imposition of insolvency proceedings.

Fluctuations in the general economy could have an adverse impact on our business.

Demand for IT staffing services is significantly affected by the general level of economic activity and unemployment in the United States. Companies use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies reduce their utilization of temporary employees before releasing full-time employees. In addition, we may experience less demand for the services we provide through STS and more competitive pricing pressure during periods of economic downturn. Therefore, any significant economic downturn could have a material adverse effect on our business, results of operations, cash flows or financial condition.

We may be unable to achieve and manage our growth.

Our ability to achieve growth will depend on a number of factors, including: the strength of demand for IT solutions consultants in our markets; the availability of capital to fund acquisitions; the ability to maintain or increase profit margins despite pricing pressures; and existing and emerging competition. We must also adapt our infrastructure and systems to accommodate growth and recruit and train additional qualified personnel. Should an economic slowdown or a recession continue for an extended period, competition for customers in the IT staffing solutions industry would increase and may adversely impact management’s allocation of our resources and result in declining revenues.

We rely heavily on executive management and could be adversely affected if our executive management team was not available.

We are highly dependent on our senior executives, including Joseph J. Raymond, our Chairman, CEO and President since September 1, 1997, and Michael A. Maltzman, Executive Vice President and Chief Financial Officer who has been serving in that capacity since September 1, 1997. We entered into an employment agreement with Mr. Raymond effective September 1, 1997 for continuing employment until he chooses to retire or until his death and that agreement remains in effect as written. In April 2005, we entered into a new employment agreement with Mr. Maltzman which expires in April 2008. The loss of the services of either Mr. Raymond or Mr. Maltzman could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

As is common in the IT staffing industry, certain of STS’ engagements to provide services to its customers are of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. The loss of any of its significant customers by STS could have an adverse effect on our business, results of operations, cash flows or financial condition. We are also subject to credit risks associated with our trade receivables. During fiscal 2004 and fiscal 2005, we incurred costs of $525,000 and $1,000,000, respectively, for bad debts. Should any principal customers default on their large receivables, our business results of operations, cash flows or financial condition could be adversely affected.

We have experienced significant fluctuations in our operating results and anticipate that these fluctuations may continue.

Fluctuations in our operating results could have a material adverse effect on the price of our common stock. Operating results may fluctuate due to a number of factors, including the demand for our services, the level of competition within our markets, our ability control costs and expand operations, the timing and integration of acquisitions and the availability of qualified IT consultants. In addition, our results of operations could be, and have in the past been, adversely affected by severe weather conditions. Moreover, our results of operations have also historically been subject to seasonal fluctuations and this seasonality may continue in the future.

We compete in a highly competitive market with limited barriers to entry and significant pricing pressures and we may not be able to continue to successfully compete.

The U.S. IT staffing services market is highly competitive and fragmented. Through STS, we compete in national, regional and local markets with full-service and specialized staffing agencies, systems integrators, computer systems consultants, search firms and other providers of staffing services. A majority of our competitors are significantly larger than we are and have greater marketing and financial resources than us. In addition, there are relative few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or maintain or increase gross margins, either of which could have a material adverse effect on our financial condition and results of operations. In addition, from time to time we experience significant pressure from our clients to reduce price levels, and during these periods we may face increased competitive pricing pressures. Competition may also affect our ability to recruit the personnel necessary to fill our clients’ needs. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally. We may not be able to continue to successfully compete.

Our profitability will suffer if we are not able to maintain current levels of billable hours and bill rates and control our costs.

Our profit margin, and therefore our profitability, is largely dependent on the number of hours billed for our services, the rates we charge for these services and the pay rate of our consultants. Accordingly, if we are unable to maintain these amounts at current levels, our profit margin and our profitability will suffer. The rates we charge for our services are affected by a number of considerations, including:

•	our clients’ perception of our ability to add value through our services;

•	competition, including pricing policies of our competitors; and

•	general economic conditions.

The number of billable hours is affected by various factors, including the following:

•	the demand for IT staffing services;

•	the quality and scope of our services;

•	seasonal trends, primarily as a result of holidays, vacations and inclement weather;

•	the number of billing days in any period;

•	our ability to transition consultants from completed assignments to new engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce; and

•	our ability to manage consultant turnover.

Our pay rates are affected primarily by the supply of and demand for skilled U.S.-based consultants. During periods when demand for consultants exceeds the supply, pay rates may increase.

We may be unable to attract and retain qualified billable consultants, which could have an adverse effect on our business, financial condition and results of operations.

Our operations depend on our ability to attract and retain the services of qualified billable consultants who possess the technical skills and experience necessary to meet our clients’ specific needs. We are required to continually evaluate, upgrade and supplement our staff in each of our markets to keep pace with changing client needs and technologies and to fill new positions. The IT staffing industry in particular has high turnover rates and is affected by the supply of and demand for IT professionals. This has resulted in intense competition for IT professionals, and we expect such competition to continue. Customers may also hire our consultants, which increases our turnover rate. Our failure to attract and retain the services of personnel, or an increase in the turnover rate among our employees, could have a material adverse effect on our business, operating results or financial condition. If a supply of qualified consultants, particularly IT professionals, is not available to us in sufficient numbers or on economic terms that are, or will continue to be, acceptable to us, our business, operating results or financial condition could be materially adversely affected.

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

We own no real property. We lease approximately 6,841 square feet in a professional office building in Manalapan, New Jersey as our corporate headquarters. That facility houses all of our centralized corporate functions, including the Executive management team, payroll processing, accounting, human resources and legal departments. Our lease expires on September 30, 2007. As of January 31, 2006, we were not leasing any other facilities other than 2,503 square feet of office space in Downey, California under a lease which expires in February 2007, which we are seeking to terminate or assign to a new tenant, and 848 square feet of office space in Shrewsbury, New Jersey that STS occupies under a lease expiring in November 2006. We believe that our facilities are generally adequate for our needs and we do not anticipate any difficulty in replacing such facilities or locating additional facilities, if needed.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, in routine litigation arising in the ordinary course of business. We do not believe that any currently pending litigation will have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On April 11, 2000, our registration statement on Form SB-2 (Commission File No. 333-83255) for our initial public offering of common stock, $.01 par value, became effective and our shares commenced trading on the Nasdaq SmallCap Market under the symbol “SERV” on April 26, 2000. On February 27, 2002, our common stock was delisted from the Nasdaq SmallCap Market and is currently trading on the NASD OTC Bulletin Board under the symbol “SSVG.OB”. There were approximately 97 holders of record of common stock as of January 31, 2006. This number does not include the number of shareholders whose shares were held in “nominee” or “street name”. The table below sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Stock Market and by the NASD OTC Bulletin Board, as adjusted to give retroactive effect to the one-for-four reverse split of our common stock, which became effective on July 14, 2004.

Fiscal Year 2004	High	Low
Quarter Ended December 31, 2003	1.32	0.66
Quarter Ended March 31, 2004	1.36	0.76
Quarter Ended June 30, 2004	1.12	0.76
Quarter Ended September 30, 2004	1.00	0.39

Fiscal Year 2005	High	Low
Quarter Ended December 31, 2004	0.84	0.32
Quarter Ended March 31, 2005	0.52	0.27
Quarter Ended June 30, 2005	0.30	0.11
Quarter Ended September 30, 2005	0.15	0.05

On February 1, 2006, the closing price of our common stock as reported by the NASD OTC Bulletin Board was $.01 per share. We have never paid cash dividends on our common stock and we intend to retain earnings, if any, to finance future operations and expansion. Any future payment of dividends on our common stock will depend upon our financial condition, capital requirements and earnings as well as other factors that the Board of Directors deems relevant.

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

Year Ended September 30,
	2005	2004	2003	2002	2001

Income statement data:
Revenues	$112,446	$102,028	$74,892	$45,860	$29,274
Gross profit		12,360	11,157	8,235	7,152
Operating (loss) from continuing operations	(5,477)	(937)	(2,642)	(3,320)	(3,790)
Net (loss) from continuing operations	(8,249)	(1,300)	(4,406)	(7,086)	(5,601)
Net (loss) from continuing operations attributable to common stockholders	(8,291)	(6,614)	(6,036)	(8,127)	(6,004)

Per share data:
Net (loss) from continuing operations attributable to common stockholders - basic	$(.48)	$(.87)	$(1.38)	$(3.08)	$(3.96)
Net (loss) from continuing operations attributable to common stockholders - diluted	$(.48)	$(.87)	$(1.38)	$(3.08)	$(3.96)
Cash dividends declared	—	—	—	—	—

Year Ended September 30,
	2005	2004	2003	2002	2001
Balance sheet data:
Net working capital (deficiency)	$(12,096)	$(11,001)	$(7,979)	$(3,287)	$(1,546)
Long-term obligations, including current portion	1,920	2,649	4,001	3,296	3,153
Convertible debt	40	40	40	40	1,125
Put option liability	650	673	823	823	869
Redeemable convertible preferred stock	2,218	2,218	3,810	3,293	2,792
Stockholders’ equity (deficiency)	(9,874)	(4,507)	(4,915)	3,043	1,283
Total assets	18,798	27,907	25,151	24,031	22,268

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

During fiscal 2005, we provided a wide range of staffing services and productivity consulting services associated with such staffing services nationally through a network of offices located throughout the United States. Regardless of the type of temporary service offering we provided, we recognized revenues based on hours worked by assigned personnel. Generally, we billed our customers a pre-negotiated, fixed rate per hour for the hours worked by our temporary employees. Therefore we did not separate our various service offerings into separate offering segments. We did not routinely provide discrete financial information about any particular service offering. We also did not conduct any regular reviews of, nor make decisions about, allocating any particular resources to a particular service offering to assess its performance. As set forth below, certain of our service offerings targeted specific markets, but we did not necessarily conduct separate marketing campaigns for such services. Pursuant to the Outsourcing Agreement that was in place with ALS during fiscal 2005, ALS was responsible for paying wages, workers’ compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we placed, and we were billed for such expenses plus a fee by ALS. These expenses are included in the cost of revenue. Because we paid our temporary employees only for the hours they actually worked, wages for our temporary personnel were a variable cost that increased or decreased in proportion to revenues. Gross profit margin varied depending on the type of services offered. In some instances, temporary employees placed by us may have decided to accept an offer of permanent employment from the customer and thereby “convert” the temporary position to a permanent position. Fees received from such conversions were included in our revenues. Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.

In December 2005, we completed a series of asset sale transactions pursuant to which we sold our staffing operations. As a result of such sales, we no longer actively conduct any staffing services business, other than IT staffing solutions services conducted through our 50% owned joint venture, STS. As a result of these asset sale transactions, we expect that our revenues in fiscal 2006 will be substantially less than revenues achieved in fiscal 2005. During fiscal 2006 we plan to expand the IT staffing solutions business we conduct through STS; however, we can give no assurance that such efforts will be successful. Revenues of STS were $4,443,000 in fiscal 2005.

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

During fiscal 2003, we changed our method of reporting the revenues for payrolling services from gross billing to a net revenue basis. Unlike traditional staffing services, under a payrolling arrangement, our customer recruited and identified individuals for us to hire to provide services to the customer. We become the statutory employer although the customer maintains substantially all control over those employees. Accordingly, Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” requires that we do not reflect the direct payroll costs paid to such employees in revenues and cost of revenue.

Allowance for Doubtful Accounts Receivable

We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts receivable based upon historical collection experience and expected collectibility of accounts. As of September 30, 2005, we had recorded an allowance for doubtful accounts of approximately $2,539,000. The actual bad debts may differ from estimates and the difference could be significant.

Goodwill and Intangible Assets

Effective October 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets”. The provisions of SFAS No. 142 require that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption.

In order to assess the fair value of our goodwill as of the adoption date, we engaged an independent valuation firm to assist in determining the fair value. The valuation process appraised our assets and liabilities using a combination of present value and multiple of earnings valuation techniques. Based upon the results of the valuations, it was determined that there was no impairment of goodwill. During fiscal year 2005, due to significant revenue declines in the Northeast branches, we recognized an impairment charge of $3,263,272.

Valuation Allowance Against Deferred Income Tax Assets

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We have recorded a valuation allowance of approximately $10.2 million to offset the entire balance of the deferred tax asset as of September 30, 2005. The valuation allowance was recorded as a result of the losses incurred by us and our belief that it is more likely than not that we will be unable to recover the net deferred tax assets.

Results of Operations
Discontinued Operations/Acquisition or Disposition of Assets

Effective December 1, 2002, we purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite Personnel Services, Inc. (“Elite”) Pursuant to a Asset Purchase Agreement dated November 19, 2002 between us and Elite (the “Elite Purchase Agreement”), the purchase price paid at closing (the “Base Purchase Price”) was $1,264,000, all of which was represented by a promissory note (the “Note”) payable over eight years, in equal monthly installments. Imputed interest at the rate of 4% per year is included in the Note amount. Accordingly, the net Base Purchase Price was $1,083,813.

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

On September 10, 2003, we completed the sale, effective as of September 15, 2003 (the “Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable, of five of our New Jersey offices to D/O Staffing LLC (“D/O”). The offices sold were the following: Elizabeth, New Brunswick, Paterson, Perth Amboy and Trenton, New Jersey. Pursuant to the terms of an asset purchase agreement between D/O and us dated September 10, 2003 (the “D/O Purchase Agreement”), the base purchase price for the purchased assets was $1,250,000. Additionally, we were entitled to receive as a deferred purchase price (the “Bonus”), an amount equal to $125,000 if, for the one year period measured from the Effective Date, the purchased assets generated for D/O at least $18,000,000 in actual billings by client accounts serviced by us as of the closing and transferred by us to D/O pursuant to the D/O Purchase Agreement. The Bonus, if earned, was to be payable by way of a promissory note, payable over a 24 month period and bearing interest at an interest rate of 6% per year. There was no deferred purchase price earned under the D/O Purchase Agreement.

On August 22, 2003, we completed the sale, effective as of August 18, 2003 (the “ALS Effective Date”) of substantially all of the tangible and intangible assets, excluding accounts receivable, of our Miami Springs, Florida office. Pursuant to the terms of the Asset Purchase Agreement between us and ALS dated August 22, 2003 (the “Purchase Agreement”), the purchase price for the purchased assets was $128,000, all of which was paid by means of a promissory note, which bore interest at the rate of 7% per annum, with payments over a 60 month period. The amount of the monthly payments due under the note was the greater of $10 per month or 20% of the monthly net profits generated by the staffing business originating from the purchased assets, commencing October 31, 2003. The note, which was secured by a security interest in all of the purchased assets, was cancelled in connection with the Asset Sale transaction completed with ALS in December 2005 that is described below.

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

Effective as of June 5, 2005, we sold substantially all of the tangible and intangible assets, excluding accounts receivable of our six Northern California offices to ALS, a related party (see Note 10 to the Consolidated Financial Statements).

The purchase price was $3,315,719, which represented the balance due by us to ALS as of the close of business on May 3, 2005, less $600,000. Accordingly, $3,315,719 due to ALS as of the date of the sale was deemed paid and cancelled. In addition, all amounts due to us from ALS as of the date of sale were deemed paid in full. Such amounts aggregating $376,394 were comprised of a note receivable ($122,849), accounts receivable ($50,000) and other receivables ($203,545). ALS and our lender also entered into a transaction pursuant to which ALS contributed $600,000 in exchange for a junior participation interest in amounts borrowed under our line of credit. ALS agreed to pay to us $600,000 as contingent purchase price. We agreed that this amount would be paid to us or offset against balances due by us to ALS, when ALS was repaid the junior participation interest and all other amounts due by us to ALS were paid in full. All amounts owed by ALS to us and by us to ALS under this agreement were satisfied in connection with our Asset Sale Transaction with ALS that was completed in December 2005.

In connection with the June 2005 transaction, we and ALS entered into a non-compete and non-solicitation agreement pursuant to which we agreed not to compete with ALS with the customers of and in the geographic area of the Northern California offices, and ALS agreed not to compete with us with respect to certain customers and accounts, including, accounts serviced by our remaining offices, for a period of two years.

The sale resulted in a gain of $2,239,108, computed as follows:

Sales price - cancellation of accounts payable - related parties	$3,315,719

Less costs of sale:
Write-off of amounts due from ALS	(376,394)
Other costs (including $75,000 to a related party)	(322,952)

Balance	2,616,373
Net assets sold	377,265
Gain	$2,239,108

Revenues from the branches sold to ALS in June 2005 were $10,087,390, $8,471,385 and $1,699,934 for the years ended September 30, 2005, 2004 and 2003, respectively.

On December 2, 2005, we completed the sale, effective as of November 21, 2005, of substantially all of the tangible and intangible assets, excluding accounts receivable, of several of our offices located in the Western half of the United States (the “ALS Purchased Assets”) to ALS. The offices sold were the following: Chino, California; Colton, California; Los Nietos, California; Ontario, California; Santa Fe Springs, California and the Phoenix, Arizona branches and the Dallas Morning News Account (the “Western Offices”). Pursuant to the terms of an Asset Purchase Agreement between us and ALS dated December 2, 2005 (the “ALS Asset Purchase Agreement”), the purchase price for the ALS Purchased Assets is payable as follows:

•	$250,000 is payable over the 60 days following December 2, 2005 for our documented cash flow requirements, all of which is payable at a rate no faster than $125,000 per 30 days;

•	$1,000,000 payable by ALS will be paid directly to certain taxing authorities to reduce our tax obligations; and

•	$3,537,000 which was paid by means of the cancellation of all net indebtedness owed by us to ALS outstanding as of the close of business on December 2, 2005.

In addition to the foregoing amounts, ALS also assumed our obligation to pay $798,626 due under a certain promissory note issued by us to Provisional Employment Solutions, Inc. As a result of the sale of the ALS Purchased Assets to ALS, all sums due and owing to ALS by Stratus were deemed paid in full and no further obligations remain.

In connection with the transaction, we entered into Non-Compete and Non-Solicitation Agreements with ALS pursuant to which we agreed not to compete with ALS with the customers of and in the geographic area of the Western Offices, and ALS agreed not to compete with us with respect to certain customers and accounts, including, accounts serviced by our remaining offices, for a period of two years.

On December 5, 2005, we completed the sale, effective as of November 28, 2005 (the “AI Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable and other certain items, as described below, of three of our California offices (the “AI Purchased Assets”) to Accountabilities, Inc. (“AI”) The offices sold were the following: Culver City, California; Lawndale, California and Orange, California (the “Other California Offices”). Pursuant to the terms of an Asset Purchase Agreement between the Company and AI dated December 5, 2005 (the “AI Asset Purchase Agreement”), AI has agreed to pay to us an amount equal to two percent of the sales of the Other California Offices for the first twelve month period after the AI Effective Date; one percent of the sales of the Other California Offices for the second twelve month period after the AI Effective Date; and one percent of the sales of the Other California Offices for the third twelve month period from the AI Effective Date. In addition, a Demand Subordinated Promissory Note between us and AI dated September 15, 2005 which had an outstanding principal balance of $125,000 at the time of closing was deemed paid and marked canceled.

Certain assets held by the Other California Offices were excluded from the sale, including cash and cash equivalents, accounts receivable, and our rights to receive payments from any source.

In connection with the AI transaction, we entered into Non-Compete and Non-Solicitation Agreements with AI pursuant to which we agreed not to compete with AI with the customers of and in the geographic area of the Other California Offices, and AI agreed not to compete with us with respect to certain customers and accounts, including, accounts serviced by our remaining offices, for a period of three years.

On December 7, 2005, we completed the sale, effective as of November 28, 2005 (the “SOP Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable and other assets as described below, of several of our Northeastern offices (the “SOP Purchased Assets”) to Source One Personnel, Inc. (“SOP”). The offices sold were the following: Cherry Hill, New Jersey; New Brunswick, New Jersey; Mount Royal/Paulsboro, New Jersey (soon to be Woodbury Heights, New Jersey); Pennsauken, New Jersey; Norristown, Pennsylvania; Fairless Hills, Pennsylvania; New Castle Delaware and the former Freehold, New Jersey profit center (the “NJ/PA/DE Offices”). The assets of Deer Park, New York, Leominster, Massachusetts, Lowell, Massachusetts and Athol, Massachusetts (the “Earn Out Offices”) were also purchased (collectively the “NJ/PA/DE Offices” and the “Earn Out Offices” shall be referred to as the “Purchased Offices”). In addition to the foregoing, the SOP Purchased Assets also included substantially all of the tangible and intangible assets, excluding accounts receivable and other assets as described below, used by us in the operation of our business at certain facilities of certain customers including the following: the Setco facility in Cranbury New Jersey, the Record facility in Hackensack, New Jersey, the UPS-MI (formerly RMX) facility in Long Island, New York, the UPS-MI (formerly RMX) facility in the State of Connecticut, the UPS-MI (formerly RMX) facility in the State of Ohio, the APX facility in Clifton, New Jersey (the “Earn Out On-Site Business”) and the Burlington Coat Factory in Burlington, New Jersey, the Burlington Coat Factory facility in Edgewater Park, New Jersey and the UPS-MI (formerly RMX) facility in Paulsboro, New Jersey (the foregoing business and the “Earn-Out On-Site Businesses” shall be referred to herein collectively as the “On-Site Businesses”). Pursuant to the SOP Asset Purchase Agreement between us and SOP dated December 7, 2005 (the “SOP Asset Purchase Agreement”), the purchase price for the SOP Purchased Assets was payable as follows (the “SOP Purchase Price”):

•
An aggregate of $974,031 of indebtedness owed by us to SOP (i) under certain promissory notes previously issued by us to SOP and (ii) in connection with a put right previously exercised by SOP with respect to 400,000 shares of our common stock was cancelled.

•	SOP is required to make the following earn out payments to us during the three year period commencing on the SOP Effective Date (the “Earn Out Period”):

•	Two percent of sales (excluding taxes on sales) from the Earn Out Offices and the Earn Out On-Site Businesses for the initial twelve months of the Earn Out Period.

•	One percent of sales (excluding taxes on sales) from the Earn Out Offices and the Earn Out On-Site Businesses for the second twelve months of the Earn Out Period.

•	One percent of sales (excluding taxes on sales) from the Earn Out Offices and the Earn Out On-Site Businesses for the third twelve months of the Earn Out Period.

Certain assets held by the Purchased Offices were excluded from the sale, including cash and cash equivalents, accounts receivable, our rights to receive payments from any source.

In connection with the SOP transaction, we entered into Non-Compete and Non-Solicitation Agreements with SOP pursuant to which we agreed not to compete with SOP with respect to the business acquired from us by SOP for a period of two years.

On December 7, 2005 (the “Closing Date”), we completed the sale of substantially all of the tangible and intangible assets, excluding cash and cash equivalents, of two of our California branch offices (the “TES Purchased Assets”) to Tri-State Employment Service, Inc. (“TES”). The offices sold were the following: Bellflower, California and West Covina, California (the “California Branch Offices”). Pursuant to the terms of an Asset Purchase Agreement between the Registrant and TES dated December 7, 2005 (the “TES Asset Purchase Agreement”), TES has agreed to pay to us as follows:

•	two percent of sales of the California Branch Offices to existing clients for the first twelve month period after the Closing Date;

•	one percent of sales of the California Branch Offices to existing clients for the second twelve month period after the Closing Date; and

•	one percent of sales of the California Branch Offices to existing clients for the third twelve month period after the Closing Date.

For purposes of calculating the amount owed by TES to us, in no event shall the aggregate annual sales to such clients exceed $25,000,000. In addition, on or before April 15, 2006, TES will be required to prepare a reconciliation reflecting collections from accounts receivable including in the TES Purchased Assets. To the extent collections from such accounts receivable are less than invoice sales, TES is entitled to offset against future payments to us an amount equal to two percent of the amount of such shortfall. If after April 15, 2006 TES collects any amounts reflected on its reconciliation as being uncollected, TES will remit to us two percent of such additional collections.

On the Closing Date, TES made a payment of $1,972,521 to our lender and acquired the lender’s rights to certain of our accounts receivable that collateralize our obligation to the lender. As a result of this transaction, our obligations to the lender were reduced by $1,972,521. We are required to reimburse TES by April 15, 2006 for certain costs and fees, including interest, incurred by TES in connection with its transaction with the Lender. The Company does not anticipate that such costs will be significant.

In connection with the TES transaction, we entered into Non-Compete and Non-Solicitation Agreements pursuant to which we agreed not to compete with TES with the customers of and in the geographic area of the California Branch Offices, and TES agreed not to compete with Stratus with respect to certain customers and accounts, including, accounts serviced by Stratus’ remaining offices, for a period of three years.

The Assets Sales in December 2005 do not meet the criteria for restatement as discontinued operations at September 30, 2005. The estimated net gain on the assets sales in December 2005 is $3.1, million which will be reflected in the quarter ended December 31, 2005.

Continuing Operations
Year Ended September 30, 2005 Compared to the Year Ended September 30, 2004

Revenues. Revenues increased 10.2% to $112,445,542 for the year ended September 30, 2005 from $102,028,066 for year ended September 30, 2004. This increase was a result of a net increase in billable hours. The net increase in billable hours is primarily from (i) expanding into other departments of existing customers, (ii) successful implementation of “Vendor on Premise” accounts, (iii) becoming the primary provider on accounts in which we were not the sole vendor and (iv) new customers.

Gross Profit. Gross profit increased 25.4% to $15,500,001 for the year ended September 30, 2005 from $12,359,507 for the year ended September 30, 2004. Gross profit as a percentage of revenues increased to 13.8% for the year ended September 30, 2005 from 12.1% for the year ended September 30, 2004. The increase in gross profit and gross profit as a percentage of revenues was a result of increased revenues and the outsourcing of our payroll under various agreements with related parties (see Note 10 to the Consolidated Financial Statements).

Selling, General and Administrative Expenses. Selling, General and Administrative expenses (“SG&A”) increased 27.7% to $16,974,613 for the year ended September 30, 2005 from $13,296,137 for the year ended September 30, 2004. SG&A expenses as a percentage of revenues increased to 15.1% for the year ended September 30, 2005 from 13.0% for the year ended September 30, 2004. The Company incurred fees of $1,328,037 (12% of revenues) and $443,875 (0.4% of revenues) in the years ended September 30, 2005 and 2004, respectively, in connection with its Outsourcing Agreement with a related party (see Note 10 to the Condensed Consolidated Financial Statements). Included in SG&A in the year ended September 30, 2005 is $959,482 from our 50% - owned joint venture which, prior to March 31, 2004, was not consolidated (see Note 10 to the Consolidated Financial Statements).

We increased our allowance for doubtful accounts in the years ended September 30, 2005 and 2004, and took charges against operations of $1,000,000 and $525,000, respectively. During the year ended September 30, 2005, we also incurred approximately $110,000 of nonrecurring legal fees in connection with negotiating our payment plan agreement with the California Employment Development Department and collections of certain of our accounts receivable. During the year ended September 30, 2005, our lender charged us forbearance fees aggregating $412,500 in connection with our line of credit (see Note 5 to the Consolidated Financial Statements).

Interest Expense. Interest expense increased 11.0% to $2,726,663 for the year ended September 30, 2005 from $2,457,474 for the year ended September 30, 2004. Included in results for the year ended September 30, 2005, were $217,750 which had to be paid to the holder of the Series I Preferred Stock and an advisory fee of $217,750 which was payable in connection with the extension of the redemption date of the Series I Preferred Stock (see Note 14 to the Consolidated Financial Statements).

Other Charges. Other charges in the year ended September 30, 2005 includes adjustments to reserves and premiums in connection with prior years’ workers’ compensation insurance policies of $(591,619),a write-off of an investment $(61,000) and other non-recurring charges $(86,500).

Net (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had a net (loss) and net (loss) attributable to common stockholders of $(8,249,128) and $(8,291,281), respectively, for the year ended September 30, 2005 compared to a net (loss) and net (loss) attributable to common stockholders of $(1,299,895) and $(6,613,680) for the year ended September 30, 2004, respectively.

Year Ended September 30, 2004 Compared to the Year Ended September 30, 2003

Revenues. Revenues increased 36.2% to $102,028,066 for the year ended September 30, 2004 from $74,892,275 for the year ended September 30, 2003. Approximately $5.0 million of the increase was attributable to the Elite acquisition in December, 2002. Excluding acquisitions, revenues increased 29.6%. This increase was a result of an increase in billable hours.

Gross Profit. Gross profit increased 10.8% to $12,539,507 for the year ended September 30, 2004 from $11,156,917 for the year ended September 30, 2003, primarily as a result of increased revenues. Gross profit as a percentage of revenues decreased to 12.1% for the year ended September 30, 2004 from 14.9% for the year ended September 30, 2003. Effective May 2004, the California State Compensation Insurance Fund increased our effective workers’ compensation rates by approximately 238%. This increase reduced our gross profit by approximately $800,000 or 0.8% of revenues. In August 2004, we entered into an agreement with a related party to outsource all payroll in California, which will eliminate the negative impact of the increased workers’ compensation costs. (see Note 10 to the Consolidated Financial Statements) Gross profit as a percentage of revenues, exclusive of the 0.8% decrease, decreased 2.0% as a result of increases in state unemployment taxes and other increases in the cost of workers’ compensation insurance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1.9% to $13,296,137 for the year ended September 30, 2004, from $13,046,355 for the year ended September 30, 2003. Selling, general and administrative expenses as a percentage of revenues decreased to 13.0% for the year ended September 30, 2004 from 17.4% for the year ended September 30, 2003. The percentage of revenue decrease is attributable to significant cost reductions implemented by us and the increase in revenues with no proportionate increase in selling, general and administrative expenses.

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

Interest Expense. Interest expense increased 31.1% to $2,457,474 for the year ended September 30, 2004 from $1,874,301 for the year ended September 30, 2003. Prior to September 30, 2003, the current value of our Series A Preferred Stock had been included in stockholders’ equity. In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the current value of our Series A Preferred Stock was reclassified as a liability. Accordingly, $427,349 (0.4% of revenues) of dividends and accretion relating to the Series A Preferred Stock is included in interest expense in the year ended September 30, 2004. As a result of our redemption of all the Series A Preferred Stock effective July 21, 2004, we ceased to incur these costs subsequent to that date. Interest expense as a percentage of revenues decreased to 2.4% for the year ended September 30, 2004 from 2.5% for the year ended September 30, 2003.

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

Net (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had a net (loss) and net (loss) attributable to common stockholders of $(1,299,895) and $(6,613,680), respectively, for the year ended September 30, 2004, compared to a net (loss) and net (loss) attributable to common stockholders of $(4,405,677) and $(6,035,551) for the year ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2005, we had limited liquid resources. Current liabilities were $27,033,392 and current assets were $14,937,772. The difference of $12,095,620 is a working capital deficit, which is primarily the result of losses incurred during the last four years. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

We have taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans. The steps included closing branches that are not profitable, reductions in staffing and other selling, general and administrative expenses, and, most significantly, the Asset Sale transactions that were completed in December 2005. We believe that the collection of receivables that we retained after the completion of the Asset Sale transactions and earnout payments to which we are entitled in connection with the Asset Sales will provide us with sufficient cash flow to support our operations for the next twelve months.

Net cash provided by (used in) operating activities was $3,140,298 and $(1,526,842) in the years ended September 30, 2005 and 2004, respectively.

Net cash used in investing activities was $672,330 and $62,929 in the years ended September 30, 2005 and 2004, respectively. Cash used for acquisitions for the year ended September 30, 2005 was $136,000. Cash used in connection with the sale of the Northern California offices was $322,952 for the year ended September 30, 2005. The balance in both periods was primarily for capital expenditures.

Net cash (used in) provided by financing activities was $(3,162,910) and $2,271,744 in the years ended September 30, 2005 and 2004, respectively. We had net borrowings (repayments) of $(2,097,381) and $2,716,795 under our line of credit in the years ended September 30, 2005 and 2004, respectively. During the years ended September 30, 2005 and 2004, we redeemed $34,000 and $179,000 of Series E Preferred Stock, respectively. During the year ended September 30, 2004, we paid $500,000 as partial consideration for redemption of all of our Series A Preferred Stock. Net repayments of short-term borrowings were $118,093 and $868,572 in the years ended September 30, 2005 and 2004, respectively. Payments of notes payable-acquisitions was $883,675 and $600,201 in the years ended September 30, 2005 and 2004, respectively. We also paid $150,000 against the put options liability in the year ended September 30, 2004.

Our principal uses of cash during fiscal 2004 and 2005 were to fund temporary employee payroll expense and employer related payroll taxes; investment in capital equipment; start-up expenses of new offices; expansion of services offered; workers’ compensation, general liability and other insurance coverages; debt service and costs relating to other transactions such as acquisitions. Temporary employees were paid weekly.

During fiscal 2005, we had a loan and security agreement (the “Loan Agreement”) with Capital Temp Funds, Inc. (the “Lender”) which provided for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. Until April 10, 2003, advances under the Loan Agreement bore interest at a rate of prime plus -3/4%. The Loan Agreement restricted our ability to incur other indebtedness, pay dividends and repurchase stock. Effective April 10, 2003, we entered into a modification of the Loan Agreement which provided that borrowings under the Loan Agreement would bear interest at 3% above the prime rate. Borrowings under the Loan Agreement are collateralized by substantially all of our assets. As of September 30, 2005, $8,931,689 was outstanding under the credit agreement.

During the year ended September 30, 2005, we were in violation of the following covenants under the Loan Agreement:

(i)	Failing to meet the tangible net worth requirement;

(ii)	Our common stock being delisted from the Nasdaq SmallCap Market; and

(iii)	Our having delinquent state, local and federal taxes

We had received a waiver from the lender on all of the above violations.

On January 15, 2005, we entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which the Lender agreed to forebear from accelerating obligations and/or enforcing existing defaults. The Forbearance Agreement amended the Loan Agreement to reduce the maximum credit line to $12,000,000, which, after March 1, 2005 was further reduced by $250,000 per month.

On August 11, 2005, we entered into an Amended and Restated Forbearance Agreement (the “Amended Forbearance Agreement”) whereby the Lender had again agreed to forbear from accelerating obligations and/or enforcing existing defaults until the earlier to occur of (a) August 26, 2005 or (b) the date of any Forbearance Default, as defined (the “Forbearance Period”).

The Amended Forbearance Agreement provided that during the Forbearance Period, the maximum credit line would be $10,500,000.

Between August 25, 2005 and December 21, 2005, the Lender granted us a series of extensions of the Amended Forbearance Agreement. An extension granted in November 2005 was conditioned upon, among other things, our entry into a binding agreement providing for a sale to ALS of the assets of our offices in Southern California, the Phoenix region and its Dallas Morning News account. We entered into such an agreement with ALS on November 3, 2005. As a condition to obtaining an extension granted in December 2005, we were required to represent that we had closed the sale of assets to ALS and to acknowledge and agree that any loans and advances made by the Lender during the extension period would be the last requested advances under the Loan Agreement. The final extension of the Amended Forbearance Agreement expired on December 21, 2005. At such time, $2,431,808 of indebtedness remained outstanding under the Loan Agreement. As of January 31, 2006, we had repaid all of the indebtedness.

The Lender charged us $412,500 of fees in connection with the Forbearance Agreement, the Amended Forbearance Agreement and the various extensions thereof during the fiscal year ended September 30, 2005.

In connection with us and the Lender entering into the Amended Forbearance Agreement, we, the Lender and ALS also entered into the ALS Forbearance, whereby ALS agreed to forbear, through August 25, 2005, from enforcing payment defaults under our Outsourcing Agreement with ALS subject to certain conditions. All of our obligations under our Outsourcing Agreement with ALS were satisfied in connection with the sale of assets to ALS which occurred in December 2005.

In January 2006, STS entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Action Capital Corporation (“Action”) which provides for the sale of up to $1,500,000 of accounts receivable of STS to Action. Action will reserve and withhold in a reserve account, an amount equal to 10% of the face amount of accounts receivable purchased under the Factoring Agreement. Action has full recourse against STS, including the right to charge-back or sell back any accounts receivable if not paid within 90 days of the date of purchase. The Factoring Agreement provides for interest at an annual rate of prime plus 1% plus a monthly fee of .6% on the daily average of unpaid balances.

SOP had the right to require us to repurchase 100,000 shares of our common stock at a price of $8.00 per share at any time after July 27, 2003 and before the later of July 27, 2005 and the full payment of the outstanding note that we issued to it in connection with the acquisition transaction completed with SOP in July 2001. SOP exercised this right on July 29, 2003. During the year ended September 30, 2004, we paid $150,000 against this liability, which is reflected as “put options liability” on the condensed consolidated balance sheet. Our remaining repurchase obligation was cancelled in connection with the closing of the asset sale transaction that we completed with SOP in December 2005.

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against us. As of September 30, 2005, there was still an aggregate of $4.6 million in delinquent payroll taxes outstanding, including interest and penalties, which are included in “Payroll taxes payable” in the September 30, 2005 balance sheet as set forth herein on pages F-3 and F-4. Judgment has not been entered against us in California. While judgment has been entered against us in New Jersey, no actions have been taken to enforce same. On January 7, 2005, we entered into a payment plan agreement with the EDD, which requires us to pay $12,500 per week to the EDD. The $12,500 weekly payment is subject to increase for a three month period following any quarter in which our reported income exceeds $200,000, based upon a percentage related to the amount of increase above $200,000.

As of September 30, 2005, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements. Stockholders’ (deficiency) at that date was $(9,873,836).

We engaged in various transactions with related parties during the fiscal 2005 including the following:

•
We paid $186,151 to an entity, which employs Jeffrey J. Raymond, the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, for consulting services. We also paid $50,000 to an entity owned by Joseph J. Raymond, Jr., who also is the son of Joseph J. Raymond, for consulting services. These amounts were included in selling, general and administrative expense. The services provided included the identification of acquisition candidates, acquisition advisory services, due diligence, post-acquisition transition services, customer relations, accounts receivable collection and strategic planning advice.

•	We paid fees of $75,000 and $116,000 in connection with the sale of our Northern California offices and an acquisition, respectively, to an entity with whom Jeffrey J. Raymond is affiliated.
•
Joseph J. Raymond, Jr. is a 50% member in ALS, which is the holding company for Advantage Services Group, LLC (“Advantage”). We were a party to an Outsourcing Agreement with ALS and pursuant to which ALS provided payroll outsourcing services for all of our in-house staff, except for its corporate employees, and customer staffing requirements. As a result of this arrangement, all of our field personnel were employed by ALS until December 2005. We paid agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates to ALS. The total amount charged by ALS under this agreement was $102,825,000 during the year ended September 30, 2005.

•
At September 30, 2005, we owed: $41,000 under a demand note bearing interest at 10% a year to a corporation owned by the son of Joseph J. Raymond; $14,125 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% a year which became due in full in August 2005 and $41,598 to a member of our Board of Directors under a promissory note bearing interest at 12% a year which becomes due in full in May 2006.

•	Accounts payable and accrued expenses - related parties in the attached condensed consolidated balance sheets at September 30, 2005 and 2004, represents amounts due to ALS and Advantage.
•
The nephew of our Chairman, President and CEO is affiliated with Pinnacle Investment Partners, LP, which held 21,163 shares of our Series I Preferred Stock as of September 30, 2005. The Company also believes that PIP Management Inc., which was designated as the advisor to the Series I holders, is also affiliated with Pinnacle Investment Partners, LP.

•
During the year ended September 30, 2005, Joseph J. Raymond loaned an aggregate of $665,000 to us, of which $650,000 was repaid during the year ended September 30, 2005. Of this amount, $250,000 bore interest at 12% a year and the balance was non-interest bearing.

•
In June 2005, we sold substantially all of the assets, excluding accounts receivable, of six of our northern California offices to ALS. In December 2005, we sold substantially all of the assets, excluding accounts receivable, of certain other offices located in California and Arizona to ALS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Discontinued Operations/Acquisition or Disposition of Assets.”

•
In December 2005, we sold substantially all of the assets, excluding accounts receivable and certain other items of three of our California offices to AI. The son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, is employed by an entity which serves as a consultant to Accountabilities, Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations/Acquisition or Disposition of Assets” and Note 22 to the Consolidated Financial Statements.

Contractual Obligations

Our aggregate contractual obligations as of September 30, 2005 were as follows:

		Payments Due by Fiscal Period (in Thousands)
			2007 -	2009 -
	Total	2006	2008	2010	Thereafter

Contractual Obligations:
Long-term debt obligations(a)	$983	$492	$284	$207	$—
Operating lease obligations	196	196	—	—	—
Series A redemption payable	300	300
Series I Preferred Stock (b)(d)	2,435	2,435
Payroll tax liability (c)	1,180	681	499
TOTAL	$5,094	$4,104	$783	$207	$—

(a)	Excludes contractual obligations eliminated as a result of the asset sales subsequent to September 30, 2005.
(b)	Includes $217,000 of dividends accruing through required redemption date.
(c)	Exclusive of interest and penalties. Payments may be accelerated based upon future operating result benchmarks.
(d)
As of September 30, 2005, there were 21,531 shares of Series I Preferred Stock outstanding. In June 2005, we notified the holders of the Series I Preferred Stock of our election to extend (the “Extension”) the date by which we were required to redeem the Series I Preferred Stock to the 2 year anniversary date (i.e., August 5, 2006) of its original issuance (i.e., August 5, 2004). In connection with the Extension, we paid all dividends accrued on the Series I through the one year anniversary of the date of issuance (the “Initial Redemption Date”), which equaled, in the aggregate, $261,239 as of August 5, 2006. As a result of the Extension, we were required to pay:

• All dividends accruing on the Series I Preferred Stock after the Initial Redemption Date in cash on the last date of each calendar quarter (March 31, June 30, September 30 and December 31);
•
An additional $217,750 to the holders of the Series I Preferred Stock in the form of Common Stock, within 30 days after the Initial Redemption Date, i.e. by September 4, 2005; such shares to be valued at the Market Price (as defined in the Certificate of Designation which created the Series I Preferred Stock) of our Common Stock on the Initial Redemption Date; and

•
An advisory fee to an advisor of the holders of the Series I Preferred Stock, PIP Management, Inc., in an amount equal to $217,570, $174,200 of such amount to be paid in cash and the remaining $43,550 to be paid in shares of our Common Stock valued at the Market Price of the Common Stock on the Initial Redemption Date by no later than September 4, 2005.

On or about August 4, 2005, we paid the holders of the Series I Preferred Stock all dividends accrued on the Series I Preferred Stock through the Initial Redemption Date in the amount of $218,972. On or about September 7, 2005, we issued to the holders of Series I Preferred Stock, 2,073,808 shares of our Common Stock. On or about September 7, 2005, we also issued to PIP Management, Inc., the advisor designated by the Series I holders, 417,761 shares of our Common Stock.

As of September 30, 2005, we owed the Series I holders the $40,091 in dividends accrued from the Initial Redemption Date through September 30, 2005. As of September 30, 2005, we had paid $144,200 of the $174,200 advisory fee due to the advisor to the holders of the Series I Preferred Stock, but still owed $30,000 of such fee. In October and December 2005, we permitted the holders of Series I Preferred Stock to convert an aggregate of 244 shares of Series I Preferred Stock into 3,840,000 shares of Common Stock.

On January 13, 2006, we entered into an agreement with Pinnacle Investment Partners, L.P. (“Pinnacle”) pursuant to which we issued to Pinnacle, effective December 28, 2005, a secured convertible promissory note (the “Convertible Note”) in the aggregate principal amount of $2,356,850 in exchange for 21,531 shares of our Series I Preferred Stock held by Pinnacle. As a result of the exchange, there are no longer any shares of Series I Preferred Stock outstanding, and we no longer have any obligation to pay to Pinnacle any amounts owed to it under the terms of the Series I Preferred Stock, including $103,716 of unpaid dividends which had accrued through December 28, 2005. The Convertible Note, which is secured by substantially all of our assets, becomes due as follows:

•	$1,800,000 becomes due and payable in cash upon the earlier of our receipt of $1,800,000 of accounts receivable or March 15, 2006.
•	$331,850 and accrued interest at a rate of 12% per annum is payable in 24 equal installments of principal and interest during the period commencing June 28, 2007 and ending on May 28, 2009.
•
$225,000 and accrued interest thereon at the rate of 6% per annum becomes due and payable on December 28, 2007; provided, however, that the Company has the right to pay such amount in cash or shares of its common stock (valued at $0.0072 per share).

Pinnacle may not convert the Convertible Note to the extent that the conversion would result in Pinnacle owning in excess of 9.999% of the then issued and outstanding shares of our common stock. Pinnacle may waive this conversion restriction upon not less than 60 days prior notice to us.

Pinnacle has the right to convert the principal amount of and interest accrued under the Convertible Note at any time as follows:
•	$331,850 of the principal amount and unpaid interest accrued thereon is convertible into the Company’s common stock at a conversion price of $.06 per share.
•	$275,000 of the principal amount and unpaid accrued interest thereon is convertible into our common stock at a conversion price of $0.0072.

Impact of Inflation

We believe that since our inception, inflation has not had a significant impact on our results of operations.

Impact of Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe its adoption in fiscal 2007 will have a material impact on our consolidated results of operations or financial position.

In March 2005, the SEC issued guidance on FASB SFAS 123(R), “Share-Based Payments” (“SFAS No. 123R”). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R which enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS No. 123R, to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 123R. This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (the first quarter of fiscal year 2006 for us). The pro forma disclosures permitted under SFAS No. 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We expect to adopt SFAS No. 123R in our first quarter of fiscal year 2006 on a modified prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. We do not believe its adoption will have a material impact on our consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the requirements of SFAS No. 153, but do not expect it to have a material impact on our consolidated results of operation or financial position.

In December 2004, the FASB issued Staff position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides further guidance on conforming to the requirements of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), with respect to the timing of evaluating and recording of the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on a company’s income tax provision and deferred tax accounts. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We do not expect to apply this provision based upon our preliminary evaluation.

In June 2005, the Emerging Issues Task Force (EITF) issued No. 05-06, “Determining the Amortization Period of Leasehold Improvements or Acquired in a Business Combination” (“EITF No. 05-06”). EITF No. 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The guidance in EITF No. 05-06 will be applied prospectively and is effective for periods beginning after June 29, 2005. We do not believe its adoption will have a material impact on our consolidated results of operation s or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

During fiscal 2005, we were subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our Loan and Security Agreement, as modified by the Forbearance Agreement with Capital Tempfunds, Inc. This credit agreement provided for a line of credit up to 85% of eligible accounts receivable, not to exceed $12,000,000. Advances under this credit agreement bore interest at a rate of prime plus 3%. The line of credit was terminated in December 2005 and no additional borrowings are permitted under the line of credit. In January 2006, STS entered into the Factoring Agreement, which provides for the sale of up to $1,500,000 of accounts receivable to Action. STS is charged interest at an annual rate of prime plus 1%, plus a monthly management fee of .6% on the daily average of unpaid balances. As a result, we continue to be subject to the risk of fluctuating interest rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the year ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting but there are three areas of material weakness of concern.

In connection with its audit of, and in the issuance of its report on our financial statements for the year ended September 30, 2004, Amper Politziner & Mattia, P.C. delivered a letter to the Audit Committee of our Board of Directors and our management that identified certain items that it considered to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner. Those material weaknesses arose due to (1) limited resources and manpower in the finance department; (2) inadequacy of the financial review process; and (3) inadequate documentation of certain financial procedures. While we believe that we have adequate policies, we agreed with our independent auditors that our implementation of those policies should be improved. As a result, although we were unable to expand the number of personnel in the accounting function due to financial constraints, we did provide additional training to existing staff which allowed us to increase redundancies in our system and improve our segregation of duties.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Board of Directors and Officers

The name and age of each the directors and the executive officers of the Company and their respective positions with the Company are set forth below. Additional biographical information concerning each of the directors and the executive officers follows the table.

Name	Age	Position

Joseph J. Raymond	70	Chairman of the Board, President and Chief Executive Officer

Norman Goldstein	64	Director

Michael A. Maltzman	58	Chief Financial Officer & Treasurer

Jamie Raymond	38	President of STS

J. Todd Raymond	37	Corporate Secretary

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

Norman Goldstein has served as a Director of Stratus since July 2005. He has served as the President and CEO of NGA Inc., an export/import company primarily dealing in the importation, sale and distribution of all types of flat glass products throughout the USA since 2000. Prior to his association with NGA Inc., Mr. Goldstein formed Norwell International, which acquired a small glove company and engaged in the business of latex gloves and other related medical/dental products. In the year 2000, Mr. Goldstein sold Norwell International to one of the largest glove manufacturers in Malaysia (Asia Pacific Ltd.).

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

Jamie Raymond has served as President of STS since it began operations in January 2001. Prior to founding STS, he served as a Regional Vice President of Stratus. Mr. Raymond has over 14 years in management, sales and operations in the staffing industry and has held various positions including Branch Manger, Sales Representative and Recruiter.

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

Audit Committee Financial Expert
During fiscal 2005, our Board of Directors determined that Michael Rutkin was the Audit Committee’s financial expert. Mr. Rutkin is the brother-in-law of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, and thus was not considered “independent” under NASD Rule 4200(a)(15). Mr. Rutkin and the other members of the Audit Committee of our Board of Directors resigned as Directors in December 2005. As a result, we no longer have an Audit Committee of our Board of Directors.

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

Based solely on our review of the copies of such forms we have received, we believe that all of our executive officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to events or transactions during fiscal 2005, except that Norman Goldstein filed a Form 3 due for filing in August 2005 in January 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides certain summary information regarding compensation paid by us during the fiscal years ended September 30, 2003, 2004 and 2005 to our Chief Executive Officer and our only other executive officer who earned compensation of $100,000 or more in fiscal 2005 and Jamie Raymond, who served as an executive officer of STS in Fiscal 2005 (together with the Chief Executive Officer, the “Named Executive Officers”):

				Long Term
				Compensation
				Awards
				Number of Shares
	Annual Compensation			Underlying Stock
Name and Principal Position	Fiscal Year	Salary($)	Bonus ($)	Options (#)

Joseph J. Raymond	2005	160,385	10,000	—
Chairman and Chief Executive	2004	54,167	—	—
Officer	2003	94,231	—	1,102,115

Michael A. Maltzman	2005	172,308	27,450	750,000
Treasurer and Chief Financial	2004	165,000	—	—
Officer	2003	165,000	—	385,448

Jamie Raymond	2005	126,760	—	—
President of STS (1)	2004	—	—	—
	2003	—	—	—

(1) Jamie Raymond was not considered an Executive Officer until December 2005

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

On April 13, 2005, we entered into a new three (3) year employment agreement with Michael A. Maltzman, CFO, (the “Maltzman Agreement”). Mr. Maltzman’s prior agreement was terminable by either party without cause at any time. However, in the event that Mr. Maltzman’s prior agreement had been terminated without cause or by Mr. Maltzman with good reason, Mr. Maltzman would have been entitled to a severance payment equal to the greater of one month’s salary for each year worked or three months’ salary.

Under the new Maltzman Agreement, Mr. Maltzman is entitled to a minimum annual salary of $175,000 for year one of the Agreement, $185,000 for year two of the Agreement, and $190,000 in year three of the agreement. This base salary is to be reviewed periodically and subject to such increases as the Board of Directors, in its sole discretion, may determine. During the term of the Maltzman Agreement, Mr. Maltzman is entitled to a bonus of three-tenths of one percent (3/10%) of our reported gross profits, for each financial quarter, such bonus to be payable within forty-five (45) days of completion of the applicable quarter, and such other bonus or bonuses as the Board in its discretion may determine to award him from time to time.

As further consideration for entering into the Maltzman Agreement, Mr. Maltzman received immediately exercisable options to purchase 750,000 shares of our common stock, at an exercise price equal to the market price on the date of grant. Mr. Maltzman also received 250,000 shares of restricted company common stock, vested evenly over a three (3) year period, and restricted as to transfer until vested. We will pay Mr. Maltzman an additional cash bonus of thirty-eight percent (38%) of the taxable income resulting to Mr. Maltzman from the grant of such restricted stock, in the year taxable to Mr. Maltzman. Mr. Maltzman is eligible for all benefits made available to senior executive employees, and is entitled to an automobile allowance.

In the event we terminate Mr. Maltzman without “Good Cause”, Mr. Maltzman will be entitled to severance compensation equal to the base salary then in effect, through the remainder of the three (3) year term, payable on a bi-monthly basis, plus any accrued and unpaid bonuses and unreimbursed expenses. As defined in the Maltzman Agreement “Good Cause” shall exist only if Mr. Maltzman willfully or repeatedly fails in any material respect to perform his obligations under the Maltzman Agreement, subject to certain opportunities to cure such failure; is convicted of a crime which constitutes a felony or misdemeanor or has entered a plea of guilty or no contest with respect to a felony or misdemeanor during his term of employment; has committed any act which constitutes fraud or gross negligence; or breaches confidentiality or non-competition provisions of the Maltzman Agreement. Mr. Maltzman is also entitled to severance compensation in the event that he terminates the Maltzman Agreement for “Good Reason” which includes the assignment to him of any duties inconsistent in any material respect with his position or any action which results in a significant diminution in his position, authority, duties or responsibilities; a reduction in his base salary unless his base salary is, at the time of the reduction in excess of $190,000 and the percentage reduction does not exceed the percentage reduction of our gross sales over the prior twelve month period; we require Mr. Maltzman to be based at any location other than within 20 miles of its current executive office location; and, if the Maltzman Agreement is not assumed by the surviving corporation, a Change in Control, which includes the acquisition by any person or persons acting as a group of beneficial ownership of more than 20% of our outstanding voting stock, mergers or consolidations, which result in the holders of our voting stock immediately before the transaction holding less than 80% of the voting stock of the surviving or resulting corporation, the sale of all or substantially all of our assets, and certain changes in our senior management or Board of Directors.

In the event that the aggregate amount of compensation payable to Mr. Maltzman would constitute an “excess parachute payment” under the Internal Revenue Code of 1986, as amended, then the amount payable to Mr. Maltzman will be reduced so as not to constitute an “excess parachute payment.” Additionally, in the event that the aggregate severance and other compensation would be deemed “non-qualified deferred compensation” subject to any taxes, penalties, and/or interest for which Mr. Maltzman could be found liable if the same is deemed to be “non-qualified deferred compensation”, we shall reimburse Mr. Maltzman for any and all such additional taxes, penalties and interest.

Mr. Maltzman has agreed that during the term of the Maltzman Agreement and for a period of one year following the termination of his employment, he will not engage in or have any financial interest in any business enterprise in competition with us that operates anywhere within a radius of 75 miles of any office maintained by us as of the date of termination.

Option Grants

Shown below is further information with respect to grants of stock options in fiscal 2005 to the Named Executive Officers by the Company which are reflected in the Summary Compensation Table set forth under the caption “Executive Compensation.” As indicated, no options were granted to our Named Officers in fiscal 2005.

Percent of
Total
	Number of	Options
	Securities	Granted to			Potential Realizable Value at
	Underlying	Employees	Exercise or		Assumed Annual Rates of Stock
	Options	In Fiscal	Base Price	Expiration	Price Appreciation for Option Term
	Granted (#)	Year	($/Sh)	Date	5%	10%
Joseph J. Raymond	—	—	—	—	—	—

Michael A. Maltzman	750,000	71%	.26	2015	122,636	310,772

Option Exercises and Fiscal Year-End Values

Shown below is information with respect to options exercised by the Named Executive Officers during fiscal 2005 and the value of unexercised options to purchase our Common Stock held by the Named Executive Officers at September 30, 2005.

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In the Money Options
	On	Value	Options at FY End (#)		At FY End ($)(1)
	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph J. Raymond	—	—	713,029	250,000	$0	$0

Michael A. Maltzman	—	—	921,362	0	0	0

No options were exercised by the Named Executive Officers during the fiscal year ended September 30, 2005.

(1)
Represents market value of shares covered by in-the-money options on September 30, 2005. The closing price of the Common Stock on such date was $.07. Options are in-the-money if the market value of shares covered thereby is greater than the option exercise price. No options held by the Names Officers as of September 30, 2005 were in-the-money.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of February 3, 2006 with respect to (a) each person who is known by us to be the beneficial owner (as defined in Rule 13d-3 (“Rule 13d-3”) of the Securities and Exchange Act of 1934) of more than five percent (5%) of our Common Stock and Series F Preferred Stock and (b) the beneficial ownership of Common Stock and Series F Preferred Stock by each director and each of our Named Officers and by all directors and executive officers as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares.

	Common Stock			Series F Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class	Amount and Nature of Beneficial Ownership	% of Class
Joseph J. Raymond	5,201,024	(1)	14.0%	6,000	100.0%
Pinnacle Investment Partners, LLP	3,878,622	(2)	9.9	—	—
Michael A. Maltzman	3,183,029	(3)	8.9	—	—

Jamie Raymond	2,000,000		5.7	—	—

Norman Goldstein	2,040,275		5.8	—	—
All Directors and Executive Officers as a Group (6 Persons) (1)(3) and (4)	12,542,588		32.8%	6,000	100.0%

(1)
Includes (i) 1,500,000 shares of common stock issuable as of December 12, 2005, upon conversion of 6,000 shares of Series F Preferred Stock; (ii) 285,250 shares of common stock owned by a corporation of which Mr. Raymond is the sole owner, (iii) 713,029 shares of common stock subject to options which are currently exercisable or may become exercisable within 60 days of December 16, 2005 (“Currently Exercisable Options”); and (iv) 60,000 shares of common stock subject to Warrants which are currently exercisable or may become exercisable within 60 days of December 12, 2005.

(2)	Represents shares issuable upon conversion of Secured Convertible Note and subject to warrants which are currently exercisable.
(3)	Includes 921,362 shares subject to Currently Exercisable Stock Options.
(4)	Includes 118,260 shares of common stock that are beneficially owned by J. Todd Raymond, our Corporate Secretary, including 92,195 shares subject to Currently Exercisable Options.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2005, was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	1,293,833	$1.88	456,167

Equity compensation plans not approved by security holders (2)	1,553,500	$4.18	0

Total	2,847,333	$3.14	456,167

(1)
Our equity incentive plans provide for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock options, stock appreciation rights, restricted stock and deferred stock, and in lieu of cash compensation.

(2)
Represents shares subject to options granted to certain officers pursuant to employment agreements and individual stock option agreements, including (a) options with respect to 250,000 shares granted to Joseph J. Raymond which expire in January 2010 and which become exercisable only if we achieve earnings of $4.00 per share in a fiscal year and options with respect to 125,000 shares granted to Joseph J. Raymond which expire in March 2013, and (b) options with respect to 20,833 shares granted to Michael A. Maltzman which expire in March 2013, options with respect to 551,000 shares granted to Michael A. Maltzman which expire in April 2015, options with respect to 6,667 shares granted to J. Todd Raymond which expire in March, 2013, options with respect to 150,000 shares granted to Michael J. Rutkin, which expire September 21, 2009, options with respect to 150,000 shares granted to Donald W. Feidt, which expire September 21, 2009, options with respect to 150,000 shares granted to Sanford I. Feld, which expire September 21, 2009, and options with respect to 150,000 shares granted to Suzette N. Berrios which expire in April 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Jeffrey J. Raymond, the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer (the “CEO”), through his employment with Pylon Management, LLC (“Pylon”), serves as a consultant to us pursuant to an arrangement which requires Pylon to supervise the collection of certain accounts receivable, to use its best efforts to maintain relationships with certain clients and to assist in due diligence investigations of acquisitions of other companies. Total consulting fees paid to Pylon were $186,151 in fiscal 2005.

During fiscal year 2005, we paid consulting fees of $50,000 to RVR Consulting, Inc., a corporation of which Joseph J. Raymond, Jr., the son of Joseph J. Raymond, is an officer and 100% stockholder.

As of September 30, 2005, we owed $41,000 under a demand note bearing interest at 10% per annum to a corporation owned by a son of Joseph J. Raymond, $14,125 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in August 2005 and $41,598 to Michael Rutkin, a former member of our Board of Directors, under a promissory note bearing interest at 12% per annum which becomes due in full in May 2006.

During the year ended September 30, 2005, Joseph J. Raymond loaned us an aggregate of $665,000, of which $650,000 was repaid prior to September 30, 2005. Of this amount, $250,000 bore interest at 12% per annum and the balance was non-interest bearing.

During the year ended September 30, 2005, we entered into various agreements with ALS and Advantage Services Group, LLC (“Advantage”) (collectively ALS, Advantage and/or any of their wholly-owned subsidiaries are referred to herein as “Advantage”), a company in which Joseph J. Raymond, Jr., a son of the CEO, holds a 50% interest pursuant to which ALS and Advantage agreed to provide payroll outsourcing services for all of our in-house staff and customer staffing requirements. We paid agreed upon rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% of pay rates to Advantage. The total amount charged by ALS under these agreements was $102,825,000 in the year ended September 30, 2005.

On August 22, 2003, we completed the sale of substantially all of the tangible and intangible assets, excluding accounts receivable, of our Miami Springs, Florida office to ALS. Pursuant to the terms of the Asset Purchase Agreement between us and ALS, the purchase price for the purchased assets, which was determined by arms-length negotiations, was $128,000, which was paid by a promissory note which bore interest at the rate of 7% per year, with payments over a 60 month period. The amount of the monthly payments due under the note was the greater of $10 per month or 20% of the monthly net profits generated by the staffing business originating from the purchased assets, commencing October 31, 2003. This obligation was satisfied in connection with the closing of our Northern California business to ALS in June 2005.

In June 2005, we sold substantially all of the assets, excluding accounts receivable, of six of our northern California offices to ALS. In December 2005, we sold substantially all of the assets of certain of our offices located in California and Arizona, excluding accounts receivable, to ALS. The purchase applicable to these transactions was determined by arms-length negotiations. Details of these transactions are set forth in this Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Discontinued Operations/Acquisition or Disposition of Assets.”

In December 2005, we sold substantially all of the assets of three of our California offices to Accountabilities, Inc. Jeffrey J. Raymond is employed by an entity, which serves as a consultant to Accountabilities, Inc. The purchase price application to this transaction was determined by arms-length negotiations. Details of this transaction are set forth in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Discontinued Operations/Acquisition or Disposition of Assets.”

In November 2000, we formed the STS joint venture with Fusion Business Services, LLC. Jamie Raymond, son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, is the managing member of Fusion, which owns a 50% interest in Stratus Technology Services, LLC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the years ended September 30, 2005 and September 30, 2004 by Amper, Politziner & Mattia, P.C., our independent auditors for the fiscal year ended September 30, 2004 who performed certain audit-related and other services during the fiscal year ended September 30, 2005:

	2005	2004

Audit Fees	$268,180	$153,100
Audit-Related Fees	30,587	123,502
Tax Fees	25,420	26,554
All Other Fees	-0-	-0-

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements and financial statement schedules. Reference is made to Index of Financial Statements and Financial Statement Schedules hereinafter contained.

(b)	Exhibits

Number	Description

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

2.9	Asset Purchase Agreement dated as of March 4, 2002, by and among Wells Fargo Credit, Inc. and the Company.(22)

2.10	Asset Purchase Agreement dated November 19, 2002, by and between the Company and Elite Personnel Services, Inc.(23)

2.11	Asset Purchase Agreement dated as of September 10, 2003 between the Company and D/O Staffing, LLC.(28)

2.12	Asset Purchase Agreement dated as of August 18, 2003 between the Company and ALS, LLC.(28)

2.13	Asset Purchase Agreement dated as of June 10, 2005 between Stratus Services Group, Inc. and ALS, LLC. (33)

2.14	Asset Purchase Agreement dated as of October 21, 2005 between Stratus Services Group, Inc. and Source One Financial Staffing, LLC. (34)

2.16	Asset Purchase Agreement dated as of December 2, 2005 between Stratus Services Group, Inc. and ALS, LLC. (35)

2.17	Asset Purchase Agreement dated as of December 5, 2005 between Stratus Services Group, Inc. and Accountabilities, Inc. (35)

2.18	Asset Purchase Agreement dated as of December 7, 2005 between Stratus Services Group, Inc. and Source One Personnel, Inc (35)

2.19	Asset Purchase Agreement dated as of December 7, 2005 between Stratus Services Group, Inc. and Tri-State Employment Service, Inc. (35)

3.1	Amended and Restated Certificate of Incorporation of the Company.(1)

3.1.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.(10)

3.1.2	Certificate of Amendment to Certificate of Designation.(14)

3.1.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock.(14)

3.1.4	Certificate of Designation, Preferences and Rights of Series E Preferred Stock.(21)

3.1.5	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series E Preferred Stock.(21)

3.1.6	Certificate of Designation, Preferences and Rights of Series F Preferred Stock.(21)

3.1.7	Certificate of Designation, Preferences and Rights of Series H Preferred Stock.(24)

3.1.8	Certificate of Amendment to Certificate of Designation, Preferences and Rights of Series E Preferred Stock.(28)

3.1.9	Form of Certificate of Designation, Preferences and Rights of Series I Preferred Stock.(31)

3.1.10	Certificate of Amendment to Restated Certificate of Incorporation.(31)

3.2	By-Laws of the Registrant.(2)

4.1.1	Specimen Common Stock Certificate of the Company.(1)

4.1.2	Form of 6% Convertible Debenture.(11)

4.1.8	Specimen Series E Stock Certificate of the Company.(21)

4.1.9	Specimen Series F Stock Certificate of the Company.(21)

4.1.10	Exchange Agreement between Pinnacle Investment Partners, LP and the Company.(21)

4.1.11	Exchange Agreement between Transworld Management Services, Inc. and the Company.(21)

4.1.12	Stock Purchase Agreement between Joseph J. Raymond, Sr., and the Company regarding Series F Preferred Stock. (21)

4.1.13	Specimen Series I Stock Certificate of the Company.(32)

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

4.2.4	Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated November 30, 1998, between Peter DiPasqua, Jr. and the Company.(1)

4.2.5	Warrant for the Purchase of 20,000 Shares of Common Stock of Stratus Services Group, Inc., dated December 2, 1998, between Shlomo Appel and the Company.(1)

4.2.6	Form of Underwriter’s Warrant Agreement between the Company and Hornblower & Weeks, Inc., including form of warrant certificate.(7)

4.2.7	Warrant for the Purchase of Common Stock dated as of December 4, 2000 issued to May Davis Group, Inc.(13)

4.2.8	Warrant for the Purchase of Common Stock dated as of December 4, 2000 issued to Hornblower & Weeks, Inc.(13)

4.2.9	Warrant for the Purchase of Common Stock dated as of December 12, 2001 issued to International Capital Growth. (15)

4.2.10	Warrant for the Purchase of Common Stock dated as of April 9, 2002 issued to CEOCast.(22)

4.2.11	Warrant for the Purchase of Common Stock dated as of October 17, 2001 issued to Stetson Consulting.(22)

4.2.12	Warrant for the Purchase of Common Stock dated as of November 3, 2003 issued to Advantage Services Group, LLC.(28)

4.2.13	Warrant Agreement between the Company and American Stock Transfer & Trust Company, including form of warrant certificate for warrant comprising part of unit.(31)

4.2.14	Secured Convertible Promissory Note dated as of December 28, 2005 issued to Pinnacle Investment Partners, L.P. (36)

10.1.1	Employment Agreement dated September 1, 1997, between the Company and Joseph J. Raymond.(1)*

10.1.7	Consulting Agreement, dated as of August 11, 1997, between the Company and Jeffrey J. Raymond.(1)

10.1.8	Non-Competition Agreement, dated June 19, 2000 between the Company and Outsource International of America, Inc.(5)

10.1.9	Non-Competition Agreement, dated October 27, 2000 between the Company and Outsource International of America, Inc.(6)

10.1.10	Option to purchase 1,000,000 shares of the Company’s Common Stock issued to Joseph J. Raymond.(11)

10.1.11	Option to purchase 500,000 shares of the Company’s Common Stock issued to Joseph J. Raymond. (19)

10.1.12	Option to purchase 1,750,000 shares of the Company’s Common Stock issued to Joseph J. Raymond.(19)

10.1.13	Non-Competition Agreements dated December 1, 2002 between the Company and each of Elite Personnel Services, Inc. and Bernard Freedman.(23)

10.1.14	Employment Agreement dated December 1, 2002 between the Company and Bernard Freedman.(23)

10.2.1	Lease, effective October 1, 2002, for offices located at 500 Craig Road, Manalapan, New Jersey 07726.(22)

10.3.1	Loan and Security Agreement, dated December 8, 2000, between Capital Tempfunds, Inc. and the Company.(11)

10.3.2	First Amendment to Loan and Security Agreement between Capital Tempfunds, Inc. and the Company.(28)

10.3.3	Second Amendment to Loan and Security Agreement between Capital Tempfunds, Inc. and the Company.(28)

10.3.4	Third Amendment to Loan and Security Agreement between Capital Tempfunds, Inc. and the Company.(28)

10.3.5	Fourth Amendment to Loan and Security Agreement between Capital Tempfunds, Inc. and the Company.(28)

10.4.2	Promissory Note and Security Agreement in the amount of $400,000, dated as of June 19, 2000, issued by the Company to Outsource International of America, Inc.(5)

10.4.3	Promissory Note in the amount of $100,000, dated as of June 19, 2000, issued by the Company to Outsource International of America, Inc.(5)

10.4.4	Promissory Note and Security Agreement in the amount of $75,000, dated as of October 27, 2000, issued by the Company to Outsource International of America, Inc.(6)

10.4.5	Promissory Note and Security Agreement in the amount of $600,000, dated as of July 27, 2001, issued by the Company to Source One Personnel, Inc.(8)

10.4.6	Promissory Note and Security Agreement in the amount of $1.8 million, dated as of July 27, 2001, issued by the Company to Source One Personnel, Inc.(8)

10.4.7	Promissory Note in the amount of $1,264,000 dated as of December 1, 2002, issued by the Company to Elite Personnel Services, Inc.(23)

10.5.1	Registration Rights Agreement, dated August, 1997, by and among the Company and AGR Financial, L.L.C.(1)

10.5.2	Registration Rights Agreement, dated August 1997, by and among the Company and Congress Financial Corporation (Western).(1)

10.5.3	Form of Registration Rights Agreement, dated December 4, 2000, by and among the Company and purchasers of the Company’s 6% Convertible Debenture.(11)

10.5.4	Registration Rights Agreement, dated as of December 4, 2000, between the Company, May Davis Group, Inc., Hornblower & Weeks, Inc. and the other parties named therein.(13)

10.6.1	Stock Purchase and Investor Agreement, dated August 1997, by and between the Company and Congress Financial Corporation (Western).(1)

10.6.2	Stock Purchase and Investor Agreement, dated August 1997, by and among the Company and AGR Financial, L.L.C.(1)

10.6.3	Form of Securities Purchase Agreement, dated December 4, 2000 by and between the Company and purchasers of the Company’s 6% Convertible Debenture.(11)

10.7.1	1999 Equity Incentive Plan.(1)**

10.7.2	2000 Equity Incentive Plan.(11)**

10.7.3	2001 Equity Incentive Plan.(12)**

10.7.4	2002 Equity Incentive Plan.(19)**

10.7.5	Form of Option issued under 1999 Equity Incentive Plan.(19)**

10.7.6	Form of Option issued under 2000 Equity Incentive Plan.(19)**

10.7.7	Form of Option issued under 2001 Equity Incentive Plan.(19)**

10.7.8	Form of Option issued under 2002 Equity Incentive Plan.(19)**

10.8	Debt to Equity Conversion Agreement by and between the Company and B&R Employment, Inc.(3)

10.8.1	Amendment to Debt to Equity Conversion Agreements by and between the Company and B&R Employment, Inc.(2)

10.8.2	Forbearance Agreement dated January 24, 2002 between the Company and Source One Personnel. (20)

10.8.3	Modification of Forbearance Agreement dated June 4, 2002 between the Company and Source One Personnel, together with Exhibits thereto.(21)

10.10	Allocation and Indemnity Agreement dated as of January 24, 2002 among the Company, Charles Sahyoun and Sahyoun Holdings, LLC.(20)

10.11	Letter Agreement dated April 15, 2002 between the Company, Sahyoun Holdings, LLC and Joseph J. Raymond, Sr. amending the Allocation and Indemnity Agreement dated April 18, 2002.(17)

10.12	Exchange Agreement dated March 11, 2002 by and between Transworld Management Services, Inc. and the Company.(22)

10.13	Securities Purchase Agreement dated March 11, 2002, by and between Pinnacle Investment Partners, LP and the Company.(22)

10.14	Operating Agreement of Stratus Technology Services.(28)

10.15	Form of Securities Purchase Agreement between the Company and Series E Shareholders.(27)

10.16	Compromise Agreement between the Company and Series E Shareholders dated July 30, 2003.(27)

10.17	Redemption Agreement dated July 31, 2003 between Artisan (UK) plc and the Company.(29)

10.18	Agreement to Exchange Series H Preferred Shares for Series E Preferred Shares between the Company and Pinnacle Investment Partners, L.P.(27)

10.19	Letter Agreement regarding Employer Service Agreements between the Company and Advantage Services Group, LLC.(28)

10.20	Letter Agreement regarding Receivables between the Company and Advantage Services Group, LLC. (28)

10.21	Waiver Letter Agreement between the Company and Series E Shareholders.(31)

10.22	Letter Agreement between the Company and the Series A Holders extending the time for issuance of shares.(31)

10.23
Employer Service Agreement dated June 21, 2004 between Advantage Services Group, LLC and the Company. Certain information has been omitted from this exhibit and is subject to an order granting confidential treatment.(31)

10.24
Employer Service Agreement dated July 2, 2004 together with Letter Addendum dated July 6, 2004 between Advantage Services Group, LLC and the Company. Certain information has been omitted from this exhibit and is subject to an order granting confidential treatment.(31)

10.25
Outsourcing Agreement dated August 13, 2004 between Advantage Services Group, LLC and the Company. Certain information has been omitted from this exhibit and is subject to an order granting confidential treatment.(31)

10.26	Forbearance Agreement between the Company and Capital Temp Funds, Inc. (37)

10.27	Payment Plan Agreement between the Company and the California EDD. (38)

10.28	Management Agreement between the Company and ALS, LLC. Certain information has been omitted from this Agreement pursuant to an order granting confidential treatment. (38)

10.29	Letter Agreement between the Company and ALS, LLC terminating Management Agreement and reinstating Outsourcing Agreement, as amended. (39)

10.30	Fifth Amendment to Loan and Security Agreement to Forbearance Agreement. (39)

10.31	Employment Agreement of Michael A. Maltzman, CFO. (39)

10.32	Second Amendment to Outsourcing Agreement between Stratus Services Group, Inc. and ALS, LLC. (33)

10.33	Stratus Services Group, Inc. Non-Competition and Non-Solicitation Agreement. (33)

10.34	ALS, LLC Non-Competition and Non-Solicitation Agreement. (33)

10.35	Amended and Restated Forbearance Agreement between the Company and Capital Temp Funds, Inc. dated August 11, 2005. (40)

10.36	Forbearance Letter Agreement by and among the Company, ALS, LLC and Capital Temp Funds, Inc. dated August 11, 2005. (40)

10.37	Letter of Intent between the Company and Humana Trans Services Holding Corp. dated August 15, 2005. (40)

10.38	Letter Agreement between the Company, ALS, LLC and Capital Temp Funds regarding further extension of Forbearance dated August 25, 2005. (41)

10.39	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 1, 2005. (42)

10.40	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 1, 2005. (42)

10.41	Letter Agreement between the Company, ALS, LLC and Capital Temp Funds regarding further extension of Forbearance dated September 8, 2005. (43)

10.42	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 8, 2005. (43)

10.43	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated September 15, 2005. (44)

10.44	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 15 , 2005. (44)

10.45	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated September 29, 2005. (45)

10.46	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 29 , 2005. (45)

10.47	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated October 6, 2005. (46)

10.48	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated October 6 , 2005. (46)

10.49	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated October 12, 2005. (47)

10.50	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated October 12 , 2005. (47)

10.51	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated October 20, 2005. (34)

10.52	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated October 20 , 2005. (34)

10.53	Non-Competition and Non-Solicitation Agreement executed by Stratus Services Group, Inc. for the benefit of ALS, LLC. (34)

10.54	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated November 3, 2005. (48)

10.55	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated November 3, 2005. (48)

10.56	Letter of Intent between Stratus Services Group, Inc. and ALS, LLC dated November 1, 2005. (48)

10.57	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated November 17, 2005. (49)

10.58	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated November 17, 2005. (49)

10.59	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated November 23, 2005. (50)

10.60	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated November 23, 2005. (50)

10.61	Non-Competition and Non-Solicitation Agreement dated December 2, 2005 between Stratus Services Group, Inc. and ALS, LLC binding Stratus Services Group, Inc to the terms thereto. (filed herewith)

10.62
Non-Competition and Non-Solicitation Agreement dated December 5, 2005 between Stratus Services Group, Inc. and Accountabilities, Inc. binding Stratus Services Group, Inc to the terms thereto. (filed herewith)

10.63
Non-Competition and Non-Solicitation Agreement dated December 5, 2005 between Stratus Services Group, Inc. and Accountabilities, Inc. binding Accountabilities, Inc to the terms thereto. (filed herewith)

10.64
Non-Competition and Non-Solicitation Agreement dated December 7, 2005 between Stratus Services Group, Inc. and Source One Personnel binding Stratus Services Group, Inc. to the terms thereto. (filed herewith)

10.65
Non-Competition and Non-Solicitation Agreement dated December 7, 2005 between Stratus Services Group, Inc. and Tri-State Employment Service, Inc. binding Stratus Services Group, Inc. to the terms thereto. (filed herewith)

10.66
Non-Competition and Non-Solicitation Agreement dated December 7, 2005 between Stratus Services Group, Inc. and Tri-State Employment Service, Inc. binding Tri-State Employment Service, Inc. to the terms thereto. (filed herewith)

10.67	Exchange Agreement dated as of December 28, 2005 between Stratus Services Group, Inc. and Pinnacle Investment Partners, L.P. (filed herewith)

21	Subsidiaries of Registrant.(15)

23	Consent of E. Randall Gruber, CPA, P.C.(filed herewith)

24	Power of Attorney (located on signature pages of this filing).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

*	Constitutes a management contract required to be filed pursuant to Item 14(c) of Form 10-K.

**	Constitutes a compensation plan required to be filed pursuant to Item 14(c) of Form 10-K.

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

Footnote 31	Incorporated by reference to similarly numbered exhibits to the Company’s Form 10-Q for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on August 16, 2004.

Footnote 32	Incorporated by reference to similarly numbered exhibits to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 30, 2004.

Footnote 33	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2005.

Footnote 34	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2005.

Footnote 35	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2005.

Footnote 36	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2006.

Footnote 37	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K/A, as filed with the Securities and Exchange Commission on January 21, 2006.

Footnote 38
Incorporated by reference to similarly numbered exhibits to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2004, as filed with the Securities and Exchange Commission on February 14, 2005.

Footnote 39
Incorporated by reference to similarly numbered exhibits to the Company’s Report on Form 10-Q for the quarterly period ended March 30, 2005, as filed with the Securities and Exchange Commission on May 16, 2005.

Footnote 40
Incorporated by reference to similarly numbered exhibits to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on August 17, 2005.

Footnote 41	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2005.

Footnote 42	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2005.

Footnote 43	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2005.

Footnote 44	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on September 21, 2005.

Footnote 45	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2005.

Footnote 46	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2005.

Footnote 47	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2005.

Footnote 48	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2005.

Footnote 49	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 18, 2005.

Footnote 50	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: February 3, 2006	By:	/s/ Joseph J. Raymond
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

Signature	Title	Date

/s/ Joseph J. Raymond	Chairman, Chief Executive Officer	February 3, 2006
Joseph J. Raymond	(Principal Executive Officer)

/s/ Michael A. Maltzman	Vice President and Chief Financial Officer	February 3, 2006
Michael A. Maltzman	(Principal Financing and Accounting Officer)

/s/ Norman Goldstein	Director	February 3, 2005
Norman Goldstein

STRATUS SERVICES GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2005 and 2004
and for the Years Ended September 30, 2005, 2004 and 2003

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

/s/ AMPER, POLITZINER & MATTIA, P.C.
AMPER, POLITZINER & MATTIA

Edison, New Jersey
December 21, 2004

E. Randall Gruber, CPA, PC
Certified Public Accountant                                                                        Telephone (636)561-5639
400 Lake Saint Louis Boulevard                                                                       Fax (636)561-0735
Lake Saint Louis, Missouri 63367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Stratus Services Group, Inc.

I have audited the accompanying consolidated balance sheet of Stratus Services Group, Inc. as of September 30, 2005, and the related consolidated statement of operations, stockholders’ equity (deficiency) and cash flows for the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Stratus
Services Group, Inc. as of September 30, 2004 and for the years ended September 30, 2004 and 2003, before the restatement described in Note 4, were audited by other auditors whose report dated December 21, 2004 expressed an unqualified opinion on those financial statements.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Stratus Services Group, Inc. as of September 30, 2005 and the consolidated results of its operations and its cash flows for the period ending September 30, 2005,with accounting principles generally accepted in the United States of America.

I also audited the adjustments described in Note 5 that were applied to restate the September 30, 2004 and 2003 financial statements. In my opinion, such adjustments are appropriate and have been properly applied.

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

E. Randall Gruber, CPA, PC

February 3, 2006
St. Louis, Missouri
Member: American Institute of Certified Public Accountants
Registered: Public Company Accounting Oversight Board (PCAOB)

STRATUS SERVICES GROUP, INC.
Consolidated Balance Sheets

	September 30,
Assets	2005	2004
Current assets
Cash	$40,784	$735,726
Accounts receivable - less allowance for doubtful accounts of $3,039,000 and $2,038,000	11,591,026	14,618,155
Unbilled receivables	2,484,799	2,119,836
Notes receivable (current portion)	39,016	32,683
Prepaid insurance	455,881	1,929,056
Prepaid expenses and other current assets	326,266	589,421
	14,937,772	20,024,877

Notes receivable (net of current portion)	47,593	74,269
Note receivable - related party	—	122,849
Property and equipment, net of accumulated depreciation	474,158	597,416
Intangible assets, net of accumulated amortization	689,182	1,081,936
Goodwill	2,553,081	5,816,353
Other assets	95,849	189,475
	$18,797,635	$27,907,175
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$198,450	$149,091
Loans payable - related parties (current portion)	111,723	196,646
Notes payable - acquisitions (current portion)	461,074	955,105
Line of credit	8,931,689	11,029,070
Cash overdraft	14,731	24,492
Insurance obligation payable	113,373	134,975
Accounts payable and accrued expenses	4,759,624	5,574,852
Accounts payable - related parties	4,829,764	3,512,073
Accrued payroll and taxes	284,834	1,155,426
Payroll taxes payable	4,160,539	5,153,146
Series A redemption payable	300,000	250,000
Put options liability	650,000	673,000
Series I convertible preferred stock (including unpaid dividends of $40,091 and $40,806)	2,217,591	2,218,306
	27,033,392	31,026,182

Loans payable - related parties (net of current portion)	—	42,929
Notes payable - acquisitions (net of current portion)	1,149,033	1,305,285
Payroll taxes payable	449,046	—
Convertible debt	40,000	40,000
	28,671,471	32,414,396

Commitments and contingencies

Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series E non-voting convertible preferred stock, $.01 par value, 247 and 572 and shares issued and outstanding, liquidation preference of $24,700 (including unpaid dividends of $1,500)	24,700	58,700

Series F voting convertible preferred stock, $.01 par value, 6,000 and 6,000 shares issued and outstanding, liquidation preference of $600,000 (including unpaid dividends of $94,000 and $72,000)	694,000	672,000

Common stock, $.04 par value, 100,000,000 shares authorized; 19,606,423 and 16,822,854 shares issued and outstanding	784,257	672,914
Additional paid-in capital	17,097,288	16,930,831
Accumulated deficit	(28,474,081)	(22,841,666)
Total stockholders’ equity (deficiency)	(9,873,836)	(4,507,221)
	$18,797,635	$27,907,175

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statements of Operations

	Years Ended September 30,
	2005	2004	2003

Revenues	$112,445,542	$102,028,066	$74,892,275

Cost of revenues	96,945,541	89,668,559	63,735,358

Gross profit	15,500,001	12,359,507	11,156,917

Selling, general and administrative expenses	16,974,613	13,296,137	13,046,355

Loss on impairment of goodwill	3,263,272	—	—

Other charges	739,119	—	753,000

Operating (loss) from continuing operations	(5,477,003)	(936,630)	(2,642,438)

Interest expense	(2,726,663)	(2,457,474)	(1,874,301)
Gain on redemption of Series A redeemable preferred stock	—	2,087,101	—
Other income (expense) (net)	(45,615)	7,108	111,062

(Loss) from continuing operations	(8,249,281)	(1,299,895)	(4,405,677)

Discontinued operations — income (loss) from discontinued operations	377,758	213,947	(1,350,422)
Gain (loss) on sale of discontinued operations	2,239,108	—	(21,020)
Net (loss)	(5,632,415)	(1,085,948)	(5,777,119)
(Loss) on exchange of Series E preferred stock	—	(3,948,285)	—
Dividends and accretion on preferred stock	(42,000)	(1,365,500)	(1,629,874)
Net (loss) attributable to common stockholders	$(5,674,415)	$(6,399,733)	$(7,406,993)

Basic:
(Loss) from continuing operations	$(.48)	$(.87)	$(1.38)
Earnings (loss) from discontinued operations	.15	.03	(.31)
Net (loss)	$(.33)	$(.84)	$(1.69)

Diluted:
(Loss) from continuing operations	$(.48)	$(.87)	$(1.38)
Earnings (loss) from discontinued operations	.15	.03	(.31)
Net (loss)	$(.33)	$(.84)	$(1.69)

Weighted average shares, outstanding per common share
Basic	17,115,983	7,640,304	4,377,729
Diluted	17,115,983	7,640,304	4,377,729

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2005	2004	2003
Cash flows from (used in) operating activities
Net (loss) from continuing operations	$(8,249,281)	$(1,299,895)	$(4,405,677)
Net earnings (loss) from discontinued operations	2,616,866	213,947	(1,371,442)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	326,126	388,880	538,386
Amortization	382,842	419,643	393,982
Provision for doubtful accounts	1,000,000	525,000	875,000
Loss on impairment of goodwill	3,263,272	—	—
Deferred financing costs amortization	1,748	1,608	1,608
(Gain) loss on sales of discontinued operations	(2,239,108)	—	21,020
Restricted stock award expense	42,000	—	—
Common stock and warrants issued for fees	261,300	—	47,000
Imputed interest	73,392	82,167	66,832
Accrued interest	(26,853)	(153,228)	80,336
Dividends on preferred stock	(715)	468,155	—
(Gain) on redemption of Series A redeemable preferred stock	—	(2,087,101)	—
Loss on sale of property and equipment	—	11,453	—
Changes in operating assets and liabilities
Accounts receivable	1,612,166	(3,757,971)	(3,134,505)
Prepaid insurance	1,473,175	342,659	437,616
Prepaid expenses and other current assets	54,610	(16,239)	153,589
Other assets	91,878	(26,703)	(5,229)
Insurance obligation payable	(21,602)	37,469	(30,569)
Accrued payroll and taxes	(870,592)	(1,318,170)	644,967
Payroll taxes payable	(543,561)	131,735	2,560,734
Accounts payable and accrued expenses	3,892,635	4,509,749	694,221
Total adjustments	8,772,713	(440,894)	3,344,988
	3,140,298	(1,526,842)	(2,432,131)
Cash flows from (used in) investing activities
Purchase of property and equipment	(233,721)	(81,534)	(243,995)
Payments for business acquisitions	(136,000)	—	(61,644)
Net proceeds from (payments in connection with) sale of discontinued operations	(322,952)	—	1,120,770
Collection of notes receivable	20,343	18,605	4,594
	(672,330)	(62,929)	819,725
Cash flows from (used in) financing activities
Payments of registration costs	—	—	(374,365)
Proceeds from issuance of common stock	—	2,527,338	—
Proceeds from issuance of preferred stock	—	—	1,442,650
Proceeds from loans payable	125,000	12,337	879,000
Payments of loans payable	(115,241)	(617,147)	(636,391)
Proceeds from loans payable - related parties	665,000	—	587,337
Payments of loans payable - related parties	(792,852)	(263,762)	(200,000)
Payments of notes payable - acquisitions	(883,675)	(600,201)	(687,775)
Payment of put options liability		(150,000)	—
Net proceeds from (repayment of) line of credit	(2,097,381)	2,716,795	573,158
Cash overdraft	(9,761)	(674,565)	(32,444)
Redemption of preferred stock	(34,000)	(679,000)	—
Purchase of fractional shares of common stock	—	(51)	—
Dividends paid	(20,000)	—	(47,657)
	(3,162,910)	2,271,744	1,503,513
Net change in cash	(694,942)	681,973	(108,893)

Cash - beginning	735,726	53,753	162,646
Cash - ending	$40,784	$735,726	$53,753

Supplemental disclosure of cash paid
Interest	$2,404,231	$1,333,059	$2,042,821

Schedule of noncash investing and financing activities
Fair value of assets acquired	$358,500	$—	$1,266,519
Less: cash paid	(136,000)	—	(176,644)
Less: common stock and put options issued	(16,500)	—	—
Liabilities assumed	$206,000	$—	$1,089,875
Issuance of common stock upon redemption of Series A redeemable Preferred Stock	$—	$1,400,000	$—
Issuance of common stock in exchange for Series E Preferred Stock	$—	$6,568,215	$—
Issuance of Series I convertible preferred stock in exchange for Series E Preferred Stock	$—	$2,177,500	$—
Issuance of Series E Preferred Stock in exchange for Series H Preferred Stock	$—	$—	$508,250
Sale of discontinued operations:
Gain on sale	$(2,239,108)	$—	$—
Net assets sold	(377,265)	—	—
Cancellation of amounts due from related parties	(376,394)	—	—
Cancellation of accounts payable-related parties	3,315,719	—	—
Cash paid	$322,952	$—	$—

Issuance of common stock in exchange for accounts payable and accrued expenses	$—	$57,000	$37,500
Issuance of common stock for fees	$—	$—	$27,500
Issuance of common stock upon conversion of convertible preferred stock	$—	$572,500	$925,000
Issuance of Series E Preferred Stock in exchange for penalties	$—	$—	$362,792
Issuance of Series F Preferred Stock in exchange for accrued dividends	$—	$—	$84,943
Issuance of warrants for fees	$—	$—	$19,500
Accrued interest converted to loan payable	$21,600	$—	$—
Put option liability converted to loan payable	$18,000	$—	$—
Cumulative dividends and accretion on preferred stock	$42,000	$1,365,500	$1,582,217

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares

Balance - September 30, 2002	$3,042,683	$115,226	2,880,642	$6,279,323	1,490,616
Net (loss)	(5,777,119)	—	—	—	—
Dividends and accretion on preferred stock	(47,657)	—	—	1,582,217	—
Beneficial conversion feature of convertible debt and convertible preferred stock	—	—	—	(711,000)	—
Issuance of common stock for fees	27,500	1,000	25,000	—	—
Conversion of Series E Preferred Stock for Common Stock	—	59,224	1,480,617	(725,700)	(7,352)
Conversion of Series F Preferred Stock for Common Stock	—	20,000	500,000	(200,000)	(2,000)
Issuance of warrants for services provided	19,500	—	—	—	—
Issuance of Series E preferred stock in exchange for loans payable	100,000	—	—	100,000	1,000
Issuance of common stock in exchange for accounts payable and accrual expenses	37,500	2,500	62,500	—	—
Proceeds from the issuance of Series E Preferred Stock (net of costs $543,600) for cash	1,492,650	—	—	2,036,250	20,362
Issuance of Series E Preferred Stock for penalties	—	—	—	362,792	3,628
Issuance of Series E Preferred Stock for accrued penalties	—	—	—	—	849
Conversion of Series H Preferred Stock for Series E Preferred Stock (including $8,750 of accrued dividends)	—	—	—	—	87
Reclassification of Series A Preferred Stock to Liabilities	(3,809,752)	—	—	(3,809,752)	(1,458,933)
Balance - September 30, 2003	$(4,914,695)	$197,950	4,948,759	$4,914,130	48,257

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

	Additional Paid-In Capital	Accumulated Deficit

Balance - September 30, 2002	$12,626,773	$(15,978,599)
Net (loss)	—	(5,777,119)
Dividends and accretion on preferred stock	(1,629,874)	—
Beneficial conversion feature of convertible debt and convertible preferred stock	711,000	—
Issuance of common stock for fees	26,500	—
Conversion of Series E Preferred Stock for Common Stock	666,476	—
Conversion of Series F Preferred Stock for Common Stock	180,000
Issuance of warrants for services provided	19,500	—
Issuance of Series E Preferred Stock in exchange for loans payable	—	—
Issuance of common stock in exchange for accounts payable and accrual expenses	35,000	—
Proceeds from the issuance of Series E Preferred Stock (net of costs $543,600) for cash	(543,600)	—
Issuance of Series E Preferred Stock for penalties	(362,792)	—
Issuance of Series E Preferred Stock for accrued dividends	—	—
Conversion of Series H Preferred Stock for Series F Preferred Stock (including $8,750 of accrued dividends)	—	—
Reclassification of Series A Preferred Stock to Liabilities	—	—
Balance - September 30, 2003	$11,728,943	$(21,755,718)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares

Net (loss)	$(1,085,948)	$—	—	$—	—
Dividends and accretion on preferred stock	—			245,915	—
Issuance of common stock for fees	297,000	27,000	675,000	—	—
Conversion of Series E Preferred Stock for
Common Stock	—	28,536	713,385	(372,500)	(3,725)
Conversion of Series F Preferred Stock for
Common Stock	—	20,000	500,000	(200,000)	(2,000)
Proceeds from the issuance of Common
Stock (net of costs) for cash	2,152,973	198,441	4,961,028	—	—
Redemption of Series E Preferred Stock	(179,000)	—	—	(179,000)	(1,750)
Exchange of Series E Preferred Stock for
Common Stock and warrants or Series
I Preferred Stock	(2,177,500)	130,990	3,274,750	(4,797,430)	(45,418)
Cash paid in lieu of fractional shares	(51)	(3)	(68)
Issuance of Series E Preferred Stock for
penalties	—	—	—	1,119,585	11,196
Issuance of Series E Preferred Stock for
accrued dividends	—	—	—	—	12
Redemption of Series A Preferred Stock	1,400,000	70,000	1,750,000	—	—
Balance - September 30, 2004	$(4,507,221)	$672,914	16,822,854	$730,700	6,572

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

	Additional Paid-In Capital	Accumulated Deficit

Net (loss)	$—	$(1,085,948)
Dividends and accretion on preferred stock	(245,915)	—
Issuance of common stock for fees	270,000	—
Conversion of Series E Preferred Stock for Common Stock	343,964	—
Conversion of Series F Preferred Stock for Common Stock	180,000
Proceeds from the issuance of Common Stock (net of costs) for cash	1,954,532
Redemption of Series E Preferred Stock	—	—
Exchange of Series E Preferred Stock for Common Stock and warrants for		—
Series I Preferred Stock	2,488,940	—
Cash paid in lieu of fractional shares	(48)	—
Issuance of Series E Preferred Stock for penalties	(1,119,585)	—
Issuance of Series E Preferred Stock for accrued dividends	—	—
Redemption of Series A Preferred Stock	1,330,000	—
Balance - September 30, 2004	$16,930,831	$(22,841,666)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares

Net (loss)	$(5,632,415)	$—	—	$—	—
Dividends on preferred stock	(20,000)			22,000	—
Issuance of common stock in connection with acquisition	16,500	2,000	50,000	—	—
Exercise of put option	—	(200)	(5,000)	—	—
Issuance of restricted stock	42,000	10,000	250,000	—	—
Redemption of Series E Preferred Stock	(34,000)	—	—	(34,000)	(325)
Issuance of common stock to Series I holders	217,750	82,952	2,073,808	—	—
Issuance of common stock for fees	43,550	16,591	414,761	—	—
Balance - September 30, 2005	$(9,873,836)	$784,257	19,606,423	$718,700	6,247

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit

Net (loss)	$—	$—	$(5,632,415)
Dividends on preferred stock	(42,000)	—	—
Issuance of common stock in connection with acquisition	14,500	—	—
Exercise of put options	200	—	—
Issuance of restricted stock	32,000	—	—
Redemption of Series E Preferred Stock	—	—	—
Issuance of common stock to Series I holders	134,798	—	—
Issuance of common stock for fees	26,959	—	—
Balance - September 30, 2005	$17,097,288	$—	$(28,474,081)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Notes to Consolidated Financial Statements

Note 1 -	Nature of Operations and Summary of Significant Accounting Policies

Operations
Until December 2005, Stratus Services Group, Inc. together with its 50%-owned joint venture, (the “Company”) was a national provider of staffing and productivity consulting services. As of September 30, 2005, the Company operated a network of 29 offices in 7 states. In December 2005, the Company completed a series of asset sales transactions pursuant to which it sold substantially all of the assets that it used to conduct its staffing services business (see Note 22). As a result, the Company is no longer conducting active staffing services for any clients and is not operating any branch offices. The Company plans to focus on expanding its information technology staffing solutions business, which is conducted through its 50% owned consolidated joint venture.

Through September 30, 2005, the Company operated as one business segment. The one business segment consisted of its traditional staffing services and SMARTSolutions(TM), a structured program to monitor and enhance the production of a client’s labor resources. The Company’s customers are in various industries and are located throughout the United States. Credit was granted to substantially all customers. No collateral was maintained.

Principles of Consolidation
The consolidated financial statements include the accounts of Stratus Services Group, Inc. and its 50%-owned joint venture, Stratus Technology Services, LLC (“STS”) (see Note 10). Prior to the adoption of Financial Accounting Standards Board Interpretation No. 46R - Consolidation of Variable Interest Entities (“FIN 46R”), the Company accounted for its investment in STS under the equity method and accordingly, included its share of the earnings (loss) of STS in “Other income (expense)”. Beginning with the third quarter of fiscal 2004, STS was no longer accounted for under the equity method, and its revenues and expenses are included in the Company’s consolidated statement of operations. The other venturer’s share of earnings (loss) is reflected as a minority interest.

Basis of Presentation
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred significant losses from continuing operations of $8,249,000, $1,300,000 and $4,406,000 during the years ended September 30, 2005, 2004 and 2003, respectively, and has a working capital deficit of $12,096,000 at September 30, 2005. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis, to fund the operation and capital needs, and to obtain additional financing as may be necessary.

Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company’s plans. The steps include closing branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expense, and most significantly, the asset sales transactions that were completed in December 2005 (see Note 22).

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

The following summarizes revenues:

	Years Ended September 30
	2005	2004	2003
Staffing	$112,402,600	$101,980,658	$74,311,569

Payrolling	$42,942	$47,408	580,706
	$112,445,542	$102,028,066	$74,892,275

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented.

	Year Ended September 30,
	2005	2004	2003
Numerator:
Basic EPS
Net (loss)	$(5,635,415)	$(5,034,233)	$(5,777,119)
Dividends and accretion on preferred stock	(42,000)	1,365,500	1,629,874

Net earnings (loss) attributable to common stockholders	$(5,674,415)	$(6,399,733)	$(7,406,993)

Denominator:
Basic EPS
Weighted average shares outstanding	17,115,983	7,640,304	4,377,729
Per share amount	$(.33)	$(.84)	$(1.69)

Effect of stock options and warrants	—	—	—

Dilutive EPS
Weighted average shares outstanding including incremental shares	17,115,983	7,640,304	4,377,729
Per share amount	$(.33)	$(.84)	$(1.69)

Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets as follows:

	Method	Estimated Useful Life
Furniture and fixtures	Straight-line	3-5 years
Office equipment	Straight-line	3-5 years
Computer equipment	Straight-line	5 years
Computer software	Straight-line	3 years
Vans	Straight-line	5 years

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

For SFAS No. 148 purposes, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	Years Ended September 30,
	2005	2004	2003
Risk-free interest rate	4%	4%	4%
Dividend yield	0%	0%	0%
Expected life	4-7 years	4-7 years	4-7 years
Volatility	100%	100%	100%

If the Company had elected to recognize the compensation costs of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net loss and loss per share would have been adjusted to the proforma amounts below:

	Years Ended September 30,
	2005	2004	2003
Net (loss) attributable to common stockholders,
as reported	$(5,674,415)	$(6,399,733)	$(7,406,993)

Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(613,097)	(880,370)	(1,974,862)

Pro forma net (loss) attributable to common
stockholders	$(6,287,512)	$(7,280,103)	$(9,381,855)

(Loss) from continuing operations per common
share attributable to common stockholders:
Basic - as reported	$(.33)	$(.84)	$(1.69)
Basic - pro forma	$(.37)	$(.95)	$(2.14)

Diluted - as reported	$(.33)	$(.84)	$(1.69)
Basic - pro forma	$(.37)	$(.95)	$(2.14)

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

Advertising Costs
Advertising costs are expensed as incurred. The expenses for the years ended September 30, 2005, 2004 and 2003 were $241,000, $143,000 and $136,000, respectively, and are included in selling, general and administrative expenses.

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

New Accounting Standards
In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption in fiscal 2007 will have a material impact on its consolidated results of operations or financial position.

In March 2005, the SEC issued guidance on FASB SFAS 123(R), “Share-Based Payments” (“SFAS No. 123R”). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 123R. This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (the first quarter of fiscal year 2006 for the Company). The pro forma disclosures permitted under SFAS No. 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company expects to adopt SFAS No. 123R in its first quarter of fiscal year 2006 on a modified prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the requirements of SFAS No. 153, but does not expect it to have a material impact on its consolidated results of operation or financial position.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides further guidance on conforming to the requirements of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), with respect to the timing of evaluating and recording of the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on a company’s income tax provision and deferred tax accounts. FSP 109-2 states tht a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company does not expect to apply this provision based upon its preliminary evaluation.

In June, 2005, the Emerging Issues Task Force (EITF) issued No. 05-06, “Determining the Amortization Period of Leasehold Improvements or Acquired in a Business Combination” (“EITF No. 05-06”). EITF No. 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The guidance in EITF No. 05-06 will be applied prospectively and is effective for periods beginning after June 29, 2005. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.

Reclassifications
Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the current year.

Note 2 -	Public Offering

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

Note 3 -	Acquisitions

Effective as of December 1, 2002, (the Effective Date”), the Company purchased substantially all of the tangible and intangible assets, excluding accounts receivable, of six offices of Elite personnel Services (“Elite”), a California corporation. The Elite branches provide temporary light industrial and clerical staffing in six business locations in California and Nevada. The Company also took over Elite’s Downey, California office, from which Elite serviced no accounts but which it utilized as a corporate office. The Company has utilized the Downey office as a regional corporate facility. The acquisition of Elite furthers the Company’s expansion into the California staffing market. Pursuant to the terms of an Asset Purchase Agreement between the Registrant and Elite dated November 19, 2002 (the “Asset Purchase Agreement”), the purchase price payable at closing (the “Base Purchase Price”) for the assets was $1,264,000, all of which was represented by an unsecured promissory note. In addition to the Base Purchase Price, Elite will also receive as a deferred purchase price, an amount equal to 10% of the annual “Gross Profits” as defined in the Asset Purchase Agreement of the acquired business between $2,500,000 and $3,200,000, and 15% of the annual Gross Profits of the acquired business in excess of $3,200,000 for a period of two years from the Effective Date. The note includes a stated imputed interest at 4% per year and is payable over an eight-year period in equal monthly payments beginning 30 days after the Effective Date. In connection with the transaction, Elite, its President and other key management members entered into non-competition and non-solicitation agreements pursuant to which they agreed not to compete with the Registrant in the territories of the acquired business for periods ranging from twelve months to five years, and to not solicit the employees or customers of the acquired business for periods ranging from twelve months to five years.

For financial accounting purposes, interest on the note has been imputed at a rate of 11% per year. Accordingly, the note and Base Purchase Price has been recorded at $845,875. In accordance with SFAS No. 141, “Business Combinations” the $244,000 contingent portion of the purchase price had been recognized as a liability to the extent that the net acquired assets exceeded the purchase price. In December 2004, it was determined that the actual deferred purchase price was $222,000. Accordingly, intangible assets (customer list) was reduced by $22,000. There was an additional $176,644 of costs paid to third parties in connection with the acquisition.

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

Effective as of March 7, 2005, the Company purchased substantially all of the tangible and intangible assets excluding accounts receivable, of Team One Personnel Solutions, LLC (“Team One”), which is comprised of three branch offices in Northern California. These offices provide temporary light industrial and clerical staffing and had strengthened the Company’s presence in the Northern California region. The purchase price was $242,500 of which $20,000 was paid in cash. The balance was comprised of a promissory note for $160,000, payable $7,091 a month, including interest at 6% a year, over 24 months, 50,000 shares of the Company’s Common Stock, and a net liability for unpaid workers’ compensation premium of $46,000. In addition, there was $116,000 of costs to a related party (see Note 10) in connection with the acquisition.

The aggregate cost of $358,500 was allocated $338,500 to intangible assets and $20,000 to property and equipment.

These branches were included in the branches sold June 5, 2005 (see Note 4).

The above acquisitions have been accounted for as purchases. The results of operations are included in the Company’s consolidated statements of operations from the effective dates of the acquisitions.

The unaudited pro forma consolidated results of operations presented below assume that the acquisitions of Elite had occurred at the beginning of fiscal 2003. This information is presented for informational purposes only and includes certain adjustments such as intangibles amortization resulting from the acquisitions and interest expense related to acquisition debt. Team One’s operations are not included in the pro forma since they are immaterial to the consolidated operations and the acquired branches were sold June 5, 2005.

Unaudited
Year Ending
9/30/03

Revenues	$82,170,209

Net (loss) from continuing operations attributable to common stockholders	(6,003,032)

Net (loss) per share attributable to common stockholders
Basic	$(1.37)
Diluted	$(1.37)

The maturities on notes payable-acquisitions are as follows:

Year Ending September 30
2006	$461,074
2007	$266,190
2008	$244,355
2009	$266,282
2010	$196,349
thereafter through 2012	$175,857
$1,610,107

Note 4 -	Discontinued Operations

Year Ended September 30, 2005
Effective as of June 5, 2005 (the “Effective Date”), the Company sold substantially all of the assets, excluding accounts receivable of its six Northern California offices to ALS, LLC (“ALS”), a related party (see Note 10). The son of the Company’s Chief Executive Officer is a 50% member in ALS.

The purchase price was $3,315,719, which represented the balance due by the Company to ALS as of the close of business on May 3, 2005, less $600,000. Accordingly, on the Effective Date, $3,315,719 due to ALS was deemed paid and cancelled. In addition, all amounts due to the Company from ALS as of the Effective Date were deemed paid in full. Such amounts aggregating $376,394 were comprised of a note receivable ($122,849) (see Note 10), accounts receivable ($50,000) and other receivables ($203,545). ALS and the Company’s lender (see Note 5) also entered into a transaction pursuant to which ALS contributed $600,000 in exchange for a junior participation interest in amounts borrowed under the line of credit. ALS will pay to the Company $600,000 as contingent purchase price, which will be paid to the Company or offset against balances due by the Company to ALS, when ALS has been repaid the junior participation interest and all other amounts due by the Company to ALS are current and paid in full.

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

The sale resulted in a gain of $2,239,108, computed as follows:

Sales price - cancellation of accounts payable - related parties	$3,315,719

Less costs of sale:
Cancellation of amounts due from ALS	(376,394)
Other costs (including $75,000 to a related party (see Note 10))	(322,952)

Balance	2,616,373
Net assets sold	377,265
Gain	$2,239,108

Assets of the Northern California offices are not shown separately on the balance sheet as of September 30, 2004, since they are not material.

The condensed statement of operations (Unaudited) for the discontinued Northern California offices is as follows:

	Years Ended September 30,
	2005	2004	2003

Revenues	$1,699,934	$8,471,385	$10,087,390
Cost of revenues	1,451,073	7,465,466	8,518,230
Gross profit	248,861	1,005,919	1,569,160
Selling, general and administrative expenses	262,717	724,201	1,110,704
Operating income (loss)	(13,856)	281,718	458,456
Interest expense	(13,599)	(67,771)	(80,698)
Net earnings (loss)	$(27,455)	$213,947	$377,758

Year Ended September 30, 2003
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

The purchase price for the assets acquired by US Temps resulted in a gain on sale of $13,958.

On August 22, 2003, the Company completed the sale, effective as of August 18, 2003, of substantially all of the tangible and intangible assets, excluding accounts receivable, of its Miami Springs, Florida office. Pursuant to the terms of the Asset Purchase Agreement between the Company and ALS, dated August 22, 2003, the purchase price for the purchased assets was $128,000, which was paid by a promissory note, which bears interest at the rate of 7% per year with payments over a 60 month period. The amount of the monthly payments due under the note is equal to the greater of $10 per month or 20% of the monthly net profits generated by the staffing business originating from the purchased assets, commencing October 31, 2003. The note was secured by a security interest in all of the purchased assets.

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

On September 10, 2003, the Company completed the sale, effective as of September 15, 2003 (the “D/O Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable, of five of its New Jersey offices to D/O Staffing LLC (“D/O”). The offices sold were the following: Elizabeth, New Brunswick, Paterson, Perth Amboy and Trenton, New Jersey. Pursuant to the terms of an asset purchase agreement between D/O and us dated September 10, 2003 (the “D/O Purchase Agreement”), the base purchase price for the purchased assets was $1,250,000 payable as follows:

(i)	$1,150,000 payable in certified funds at the closing; and

(ii)
$100,000 payable in certified funds into escrow at the closing to be held in escrow by attorneys for the Buyer pursuant to the terms of an escrow agreement, to account for certain post-closing adjustments.

Additionally, the Company was entitled to receive as a deferred purchase price (the “Bonus”), an amount equal to $125,000 if, for the one year period measured from the D/O Effective Date, the purchased assets generate for D/O at least $18,000,000 in actual billings by client accounts serviced by the Company as of the Closing and transferred by the Company to D/O pursuant to the D/O Purchase Agreement. The Bonus, if any, was to be payable by a promissory note, payable over 24 months and bearing interest at an interest rate of 6% a year. There was no deferred purchase price.

The purchase price for the assets resulted in a (loss) on sale of ($50,354).

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

The purchase price for the assets acquired by US Temps resulted in a gain on sale of $4,599.

The net loss on sale for the aforementioned branches is calculated as follows:

Sales price:
Cash	$1,150,000
Promissory notes	253,000
Escrow receivable	100,000
$1,503,000
Less costs of sales	(29,229)
Balance	1,473,771
Net assets sold	1,494,791
(Loss)	$(21,020)

Revenues from the branches sold were $10,087,390, $8,471,385 and $19,788,999 for the years ended September 30, 2005, 2004 and 2003, respectively.

The consolidated statements of operations for all periods presented have been reclassified to reflect the operating results of the sold offices as discontinued operations.

Note 5 -	Line of Credit

The Company had a loan and security agreement (the “Loan Agreement”) with Capital Temp Funds, Inc. (the “Lender”) which provided for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. Until April 10, 2003, advances under the Loan Agreement bore interest at a rate of prime plus 13/4%. The Loan Agreement restricted the Company’s ability to incur other indebtedness, pay dividends and repurchase stock. Effective April 10, 2003, the Company entered into a modification of the Loan Agreement which provided that borrowings under the Loan Agreement would bear interest at 3% above the prime rate. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets.

During the year ended September 30, 2005, the Company was in violation of the following covenants under the Loan Agreement:

(i)	Failing to meet the tangible net worth requirement;

(ii)	The Company’s common stock being delisted from the Nasdaq SmallCap Market; and

(iii)	The Company having delinquent state, local and federal taxes

The Company received a waiver from the lender on all of the above violations.

On January 15, 2005, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which Lender agreed to forebear from accelerating obligations and/or enforcing existing defaults.

The Forbearance Agreement amended the Loan Agreement to reduce the maximum credit line to $12,000,000, which, after March 1, 2005 was further reduced by $250,000 per month.

On August 11, 2005, the Company and the Lender entered into an Amended and Restated Forbearance Agreement (the “Amended Forbearance Agreement”) whereby the Lender had again agreed to forbear from accelerating obligations and/or enforcing existing defaults until the earlier to occur of (a) August 26, 2005 or (b) the date of any Forbearance Default, as defined (the “Forbearance Period”).

The Amended Forbearance Agreement provided that during the Forbearance Period, the maximum credit line would be $10,500,000.

Between August 25, 2005 and December 21, 2005, the Lender granted the Company a series of extensions of the Amended Forbearance Agreement. An extension granted in November 2005 was conditioned upon, among other things, the Company and ALS entering into a binding agreement providing for a sale to ALS of certain assets of the Company. The Company and ALS entered into such an agreement on November 3, 2005. As a condition to obtaining an extension granted in December 2005, the Company was required to represent that it had closed the sale of assets to ALS and to acknowledge and agree that any loans and advances made by the Lender during the extension period would be the last requested advances under the Loan Agreement. The final extension of the Amended Forbearance Agreement expired on December 21, 2005. At such time, $2,431,808 of indebtedness remained outstanding under the Loan Agreement. As of January 31, 2006, the Company repaid all of the indebtedness.

The Lender charged the Company $412,500 of fees in connection with the Forbearance Agreement, the Amended Forbearance Agreement and the various extensions thereof during the fiscal year ended September 30, 2005.

In connection with the Company and the Lender entering into the Amended Forbearance Agreement, the Company, the Lender and ALS also entered into the ALS Forbearance, whereby ALS agreed to forbear, through August 25, 2005, from enforcing payment defaults under the Company’s Outsourcing Agreement (see Note 10). All of the Company’s obligations under the Company’s Outsourcing Agreement with ALS was satisfied in connection with the sale of assets to ALS which occurred in December 2005 (see Note 22).

Note 6 -	Property and Equipment

Property and equipment consist of the following as of September 30:

	2005	2004

Furniture and fixtures	$606,122	$717,917
Office equipment	90,526	136,011
Computer equipment	970,052	1,225,040
Computer software	46,196	216,153
Vans	113,697	113,697
	1,826,593	2,408,818
Accumulated depreciation	(1,352,435)	(1,811,402)
Net property and equipment	$474,158	$597,416

Note 7 -	Goodwill and other Intangible Assets

The changes in the carrying amount of goodwill for the years ended September 30 were as follows:

Balance as of September 30, 2002	$7,085,582

Disposal of certain branches (see Note 4)	(1,269,229)

Balance as of September 30, 2003 and 2004	$5,816,353

Other adjustments	(3,263,272)
Balance as of September 30, 2005	$2,553,081

During fiscal year 2005, due to significant revenue declines in the Northeast branches, the Company recognized an impairment charge of $3,263,272.

Intangible assets consist of the following as of September 30:

	2005	2004

Covenant-not-to-compete	$17,300	$144,600
Customer list	1,426,709	1,957,709
	1,444,009	2,102,309
Less: accumulated amortization	(754,827)	(1,020,373)
	$689,182	$1,081,936

Estimated amortization expense for each of the next five years is as follows:

For the Years Ending September 30,

2006	$178,000
2007	156,000
2008	153,000
2009	152,000
2010	50,000

Amortization expense of amortizable intangible assets for the years ended September 30, 2005, 2004 and 2003 was $382,842, $419,643 and $393,982, respectively.

Note 8 -	Loans Payable

Loans payable consist of the following as of September 30:

			2005	2004
Notes, secured by vans			$—	$19,091
Promissory note	(i	)	53,450	80,000
Demand notes	(ii	)	145,000	50,000
			$198,450	$149,091

(i)
Note was due in April 2002. In addition, the Company issued 5,000 shares of its common stock to the noteholder. The noteholder had the right to demand the repurchase by the Company of the shares issued, until the note was paid in full, at $4.00 per share plus 15% interest. Accordingly, $23,000, representing the put option plus interest, is included in “Put options - Liability” on the attached consolidated balance sheets as of September 30, 2003 (see Note 17). In November 2003, the noteholder exercised the put options and the Company and noteholder agreed that the then aggregate amount of liability and unpaid interest of $119,600 would be paid over 84 weeks at $1,500 per week, including interest at 5 1/2 % a year.

(ii)	Due to non-related parties on demand, bearing interest at various rates (see Note 22).

Note 10 -	Related Party Transactions

Consulting Fees
An entity which employs the son of the Chief Executive Officer of the Company (the “CEO”) provides consulting services to the Company. Consulting expense was $186,000, $103,000 and $53,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

The Company has paid consulting fees to an entity whose stockholder is another son of the CEO of the Company. Consulting fees amounted to $50,000, $64,000 and $86,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

Loans Payable
During the year ended September 30, 2002, the CEO loaned $75,000 to the Company, which was repaid during the year ended September 30, 2003. During the year ended September 30, 2003, the CEO made various loans to the Company aggregating $215,000 of which $175,000 was repaid by September 30, 2003 and $40,000 was repaid during the year ended September 30, 2004. During the year ended September 30, 2005, the CEO made various loans to the Company aggregating $665,000 of which $15,000 remains outstanding at September 30, 2005. Of the $665,000, $250,000 bore interest at 12% a year and the balance was non-interest bearing.

During the year ended September 30, 2002, a son of the CEO loaned $41,000 to the Company, which is still outstanding at September 30, 2005. During the year ended September 30, 2003, this son of the CEO, another son of the CEO and the brother of the CEO loaned the Company $100,000, $6,000 and $100,000, respectively. All of these amounts were repaid during the year ended September 30, 2004.

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

Joint Venture
The Company provides information technology staffing services through a joint venture, Stratus Technology Services, LLC (“STS”), in which the Company has a 50% interest (see Note 1). A son of the CEO of the Company has a majority interest in the other 50% venturer. The Company’s share of income (loss) from operations of STS of $(192,280) for the six months ended March 31, 2004 and $30,473 for the year ended September 30, 2003 is included in other income (expense) in the consolidated statements of operations.

Effective March 31, 2004, the Company adopted the provisions of FIN 46R as it relates to STS (see Note 1).

Note Receivable
The “Note Receivable - related party” as of September 30, 2004, was the amount due from ALS in connection with the sale of the Company’s Miami Springs, Florida office (see Note 4). ALS is the holding company for Advantage Services Group, LLC (“Advantage”). The amount due under the note was deemed paid in connection with the sale of the Company’s Northern California offices to ALS, effective June 3, 2005 (see Note 4).

Payroll Outsourcing
The Company is a party to an Outsourcing Agreement with ALS pursuant to which ALS and Advantage are to provide payroll outsourcing services for all of the Company’s in-house staff, except for its corporate employees, and customer staffing requirements. As a result of this arrangement, all of the Company’s field personnel are employees of ALS. The Company pays agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates. On June 10, 2006, the Company entered into a Second Addendum to Outsourcing Agreement with ALS, which, among other things, reduced certain rates charged by ALS to the Company. The total amount charged by ALS under this agreement and similar agreements previously in effect between the parties was $102,825,000, $31,920,000 and $2,475,000 in the years ended September 30, 2005, 2004 and 2003, respectively. Accounts payable - related parties in the attached condensed consolidated balance sheets at September 30, 2005 and 2004, represents amounts due to ALS and Advantage.

Other
The company incurred fees to an entity with whom the son of the CEO is affiliated. Such amounts in the year ended September 30, 2005, aggregated $75,000 in connection with the sale of the Company’s Northern California offices (see Note 4) and $116,000 in connection with an acquisition (see Note 3). During the year ended September 30, 2004, the Company repaid $370,500 against loans previously made by the entity to the Company. Also, during the year ended September 30, 2004, the Company issued 300,000 shares of its common stock to the entity in exchange for $57,000 owed to the entity in connection with a prior year’s transaction.

The nephew of the CEO of the Company is affiliated with Pinnacle Investment Partners, LP, (“Pinnacle”) the holder of the shares of the Company’s Series I Preferred Stock (see Note 14). The Company believes that PIP Management, Inc., which has been designated as the advisor to the Series I holders (see Note 14), is also affiliated with Pinnacle.

Note 11 -	Accounts Payable and Accrued Expenses

Accounts payable consist of the following as of September 30:

	2005	2004
Accounts payable	$3,735,261	$2,118,201
Accrued compensation	85,558	94,993
Accrued workers’ compensation expense	176,859	2,410,164
Workers’ compensation claims reserve	403,015	468,794
Accrued interest	11,802	85,655
Contingent portion of acquisition purchase price (see Note 3)	96,000	244,000
Accrued other	251,129	153,045
	$4,759,624	$5,574,852

Note 12 -	Payroll Tax Liabilities

During fiscal 2003, the Company was notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against the Company. As of September 30, 2005, there was still an aggregate of $4.4 million in delinquent payroll taxes outstanding, which are included in “Payroll taxes payable” on the balance sheet. Judgment has not been entered against the Company in California. While judgment has been entered against the Company in New Jersey, no actions have been taken to enforce same.

On January 7, 2005, the Company entered into a payment plan agreement (the “Plan”) with the EDD with regard to the Company’s past due and unpaid unemployment taxes.

The Company is to continue to pay $12,500 per week to be first applied to its unpaid employment tax liability of $1,069,046 (as of September 30, 2005) for periods prior to the second quarter 2004; then to second quarter 2004 and third quarter 2004 employment taxes to the extent not already paid, then to interest and then to penalties.

The weekly payment of $12,500 is to increase for a three month period following any quarter in which the Company’s reported income is above $200,000, based on a percentage increase tied to the amount in excess of $200,000. The Company believes that consistent with the parties’ intentions when entering into the Plan, the gain on sale of discontinued operations, which resulted in no cash to the Company, would be excluded from reported income.

The Company is to pay the remaining tax liability for its second quarter 2004, and third quarter 2004 of $110,736 at the rate of $20,000 a month with the balance due in full by no later than November 30, 2005.

Note 13 -	Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities follow:

	2005	2004
Current assets and liabilities
Allowance for doubtful accounts	$1,216,000	$815,000
Valuation allowance	(1,216,000)	(815,000)
Net current deferred tax asset	$—	$—

Non-current assets and liabilities
Net operating loss carryforward	$8,378,000	$7,882,000
Intangibles	602,000	485,000
Valuation allowance	(8,980,000)	(8,367,000)
Net non-current deferred tax asset	$—	$—

The change in valuation allowance was an increase of $1,014,000, $1,162,000 and $2,751,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

	2005	2004	2003
Income taxes (benefit) is comprised of:
Current	$—	$—	$—
Deferred	(1,014,000)	(1,162,000)	(2,751,000)
Change in valuation allowance	1,014,000	1,162,000	2,751,000
	$—	$—	$—

At September 30, 2005, the Company has available the following federal net operating loss carryforwards for tax purposes:

Expiration Date Year Ending September 30,

2012	$122,000
2018	1,491,000
2019	392,000
2021	4,860,000
2022	4,407,000
2023	6,089,000
2024	2,405,000
2025	1,239,000

The utilization of the net operating loss carryforwards may be limited due to certain factors, including changes in control.

The effective tax rate on net earnings (loss) varies from the statutory federal income tax rate for periods ended September 30, 2005, 2004 and 2003.

	2005	2004	2003

Statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes net	(6.0)	(6.0)	(6.0)
Other differences, net	—	—	—
Valuation allowance	40.0	40.0	40.0
Benefit from net operating loss carryforwards	—	—	—
	—%	—%	—%

Note 14 -	Preferred Stock

a. Series A

In July 2003, the Company entered into an agreement with the Series A holder pursuant to which the Company agreed to redeem the aggregate 1,458,933 shares of the Series A Preferred Stock. These shares represented all of the shares of Series A Preferred Stock then outstanding. The agreement, as amended in March 2004, provided that the Company’s obligation to redeem the Series A Preferred Stock was contingent upon the Company’s sale of not less than $1,000,000 of units in a proposed “best-efforts” public offering of the units (the “Offering”). This condition was satisfied in July 2004. As a result, the Company paid $500,000 and issued 1,750,000 shares of common stock to the Series A holder and redeemed all of the Series A Preferred Stock following the initial closing of the Offering. The Company was obligated to pay the Series A holder an additional $250,000 by January 31, 2005, or at the Company’s option, issue to the Series A holder shares of the Company’s common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for 30 days preceding January 31, 2005. The Company failed to make the $250,000 payment in cash or stock. Accordingly, the Company is required to pay $300,000 in cash, plus accrued interest at the rate of 18% per year from the date of default until the date the default is cured.

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

The estimated gain on sale of the aforementioned assets is $3.1 million.

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

d. Series H

In July 2003, the 5,000 shares of the Series H Preferred Stock, plus accrued dividends of $8,750 were exchanged for 5,087 shares of Series E Preferred Stock.

e. Series I

The Company issued shares of Series I Preferred Stock upon the closing of the Exchange Offer in August 2004. The Company is required to redeem each share of the Series I Preferred Stock for an amount equal to the stated value of $100 per share plus all accrued and unpaid dividends on the one year anniversary date of the issuance of the Series I Preferred Stock to the extent permitted by applicable law; provided, however, that the Company had the right to extend the required redemption date for an additional one year, in which case the Company was required to pay all dividends accrued through the first year of issuance in cash and issue to each holder of Series I Preferred Stock a number of shares of its common stock which then have a value equal to 10% of the stated value of the Series I Preferred Stock held. In addition, because the Company extended the redemption date, it was required to pay dividends quarterly and pay an advisory fee to an advisor designated by the holders of the Series I Preferred Stock in an amount equal to 10% of the aggregate stated value of the outstanding shares of Series I Preferred Stock, 80% of which was payable in cash and 20% of which will be paid in shares of the Company’s common stock, valued at the then current market value. If the Company did not redeem the Series I Preferred Stock by the extended redemption date, the dividend rate of the Series I Preferred Stock would have increased to 24% per year and the Series I Preferred Stock would have been convertible, at the option of the holder, into either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion or common stock and warrants at a rate of 125 shares of common stock and 250 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock. The discount associated with the conversion feature of the Series I Preferred Stock could result in changes to our earnings in future periods. Holders of Series I Preferred Stock have no voting rights, except as provided by law and with respect to certain limited matters.

On January 13, 2006, the Company entered into an agreement with Pinnacle, pursuant to which the Company issued to Pinnacle, effective December 28, 2005, a secured promissory note in exchange for all of the then outstanding Series I Preferred Stock (see Note 22).

Note 15 -	Other Charges

Other charges are comprised of the following:

	Years Ended September 30,
	2005	2004	2003
Adjustments to reserves and premiums -
prior years’ workers’ compensation insurance policies	$591,619	$—	$1,186,000

Write-off investment	61,000	—	—

Other	86,500	—	—
	739,119		1,186,000

Included in discontinued operations	—	—	433,000
	$739,119	$—	$753,000

Note 16 -	Commitments and Contingencies

Office Leases
The Company leases offices and equipment under various leases expiring through 2010. Monthly payments under these leases are $54,000.

The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of September 30, 2005.

For the Years Ending September 30,
2006	$510,000
2007	319,000
2008	33,000
2009	21,000
2010	9,000

Rent expense was $779,000, $758,000 and $910,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

Other
From time to time, the Company is involved in litigation incidental to its business including employment practices claims. There is currently no litigation that management believes will have a material impact on the Company’s financial position.

Note 17 -	Put Options Liability

Put options liability consists of the following as of September 30, 2005 and 2004:

	2005	2004
Put options on 100,000 shares of the Company’s Common Stock issued in connection with a prior year’s acquisition	$650,000	$650,000

Put options on 5,000 shares of the Company’s Common Stock issued in connection with a loan payable (see Note 8)	—	23,000
	$650,000	$673,000

On July 29, 2003, the Company received written notification from the holder that it was exercising its option which requires the Company to buy back 100,000 shares of its Common Stock at $8 per share. The Company had thirty days from the receipt of the notification, unless otherwise agreed to in writing, to pay the $800,000. During the year ended September 30, 2004, the Company paid $150,000 against the liability (see Note 22).

Note 18 -	Stock Options and Warrants

The Company currently has in place four stock option plans, the 1999 Equity Incentive Plan (“1999 Plan”), the 2000 Equity Incentive Plan (“2000 Plan”), the 2001 Equity Incentive Plan (“2001 Plan”), and the 2002 Equity Incentive Plan (“2002 Plan”) (collectively the “Equity Incentive Plans” or the “Plans”). The terms of these Plans are substantially similar. The aggregate number of shares reserved for issuance under each of the Plans and the options issued and vested as September 30, 2005 are, respectively, as follows:

1999 Plan	—	125,000 shares authorized, 51,333 issued, 51,333 vested
2000 Plan	—	125,000 shares authorized, 25,000 issued, 25,000 vested
2001 Plan	—	250,000 shares authorized, 50,000 issued, 50,000 vested
2002 Plan	—	1,250,000 shares authorized, 1,167,500 issued, 1,165,500 vested

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

The Company has also issued 1,303,500 options under agreements with officers, directors and an employee of the Company, including options with respect to 701,000 shares exercisable at $.26 per share granted to an officer and employee of the Company in the year ended September 30, 2005, and 450,000 shares exercisable at $.39 per share granted to directors of the Company in the year ended September 30, 2004.

A summary of the Company’s stock option activity and related information for the years ended September 30 follows:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2002	1,564,088	$8.04
Granted	447,115.92
Canceled	(70,082)	5.20
Exercised	—	—

Outstanding at September 30, 2003	1,941,121	$6.52
Granted	455,000.40
Canceled	(567,538)	6.86
Exercised	—	—

Outstanding at September 30, 2004	1,828,583	$4.87
Granted	1,050,000.26
Canceled	(31,250)	7.98
Exercised	—	—

Outstanding at September 30, 2005	2,847,333	$3.14
Exercisable at September 30, 2005	2,595,333	$1.13

The exercise prices range from $.26 to $24.00 per share.

The weighted-average fair value of options granted was $.26, $.28 and $.76 in the years ended September 30, 2005, 2004 and 2003, respectively.

Following is a summary of the status of stock options outstanding at September 30, 2005:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$.26	1,050,000	9.5 years	$.26	1,050,000	$.26
.39	450,000	4.0 years	.39	450,000.39
.92	437,116	7.2 years	.92	437,116.92
2.60	637,500	6.5 years	2.60	637,500	2.60
3.00	5,000	6.4 years	3.00	3,000	3.00
22.50	14,375	4.8 years	22.50	14,375	22.50
24.00	253,342	4.5 years	24.00	3,342	24.00
	2,847,333			2,595,333

The Company has issued the following outstanding warrants as of September 30, 2005:

Number of Warrants	Price Per Share	Expiring In

15,607,403	$.76	2007
6,667	3.00	2006
12,500	20.00	2006
25,000	30.00	2006
50,000	4.00	2007
7,500	20.00	2007

During the year ended September 30, 2004, the Company issued 4,961,028 and 9,271,375 warrants in connection with the Offering (see Note 2) and the Exchange Offer (see Note 13), respectively. In addition, 1,375,000 warrants with the same terms as the Offering and the Exchange Offer warrants, were issued to a consultant in connection with the Offering. The balance of the outstanding warrants were issued in prior years to investors and consultants in connection with private placements and in exchange for services rendered to the Company.

A summary of the Company’s warrant activity and related information for the years ended September 30 follows:

	Warrants	Weighted Average Exercise Price

Outstanding at September 30, 2002	174,584	$19.64
Granted	18,750	1.40
Canceled	—	—
Exercised	—	—

Outstanding at September 30, 2003	193,334	$17.88
Granted	15,607,403.76
Canceled	(67,917)	24.40
Exercised	—	—

Outstanding at September 30, 2004	15,732,820	$.87
Granted	—	—
Canceled	(23,750)	18.11
Exercised	—	—
Outstanding at September 30, 2005	15,709,070	$.84

The exercise prices range from $.76 to $30.00 per share.

The weighted-average fair value of warrants granted was $.44 and $1.04 in the years ended September 30, 2004 and 2003, respectively.

Note 19 -	Major Customers

The Company had no customers who accounted for more than 10% of total revenues for the years ended September 30, 2005, 2004 and 2003. Major customers are those who account for more than 10% of total revenues.

Note 20 -	Retirement Plans

The Company maintained two 401(k) savings plans for its employees through July 2004. The terms of the plan defined qualified participants as those with at least three months of service. Employee contributions were discretionary up to a maximum of 15% of compensation. The Company could match up to 20% of the employees’ first 5% contributions. The Company did not incur any 401(k) expense for the years ended September 30, 2005, 2004 and 2003.

Note 21 -	Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended September 30, 2005:
Revenues from continuing operations	$29,601,129	$26,411,686	$27,257,446	$29,175,281
Gross profit from continuing operations	4,211,045	3,644,858	3,737,808	3,906,290
Net earnings from discontinued operations	145,149	151,439	2,320,278	—
Net (loss) from continuing operations	(131,405)	(1,120,839)	(1,111,390)	(5,885,647)
Net (loss) from continuing operations attributable to common stockholders	(141,905)	(1,131,339)	(1,121,890)	(5,896,147)
Net earnings (loss) attributable to common stockholders	3,244	(979,900)	1,198,388	(5,896,147)

Basic earnings (loss) per share attributable to common stockholders:
Continuing operations	(.01)	(.07)	(.07)	(.33)
Discontinued operations	.01	.01	.14	—
Total	—	(.06)	.07	(.33)

Diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	(.01)	(.07)	(.05)	(.33)
Discontinued operations	.01	.01	.11	—
Total	—	(.06)	.06	(.33)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended September 30, 2004:
Revenues from continuing operations	$22,594,134	$21,831,640	$27,637,948	$29,964,344
Gross profit from continuing operations	3,362,193	2,608,613	2,368,341	4,020,360
Net earnings from discontinued operations	31,711	2,523	25,883	153,830
Net earnings (loss) from continuing operations	49,832	(989,157)	(2,340,881)	1,980,311
Net (loss) from continuing operations attributable to common stockholders	(22,809)	(2,165,273)	(2,422,779)	(2,002,819)
Net earnings (loss) attributable to common stockholders	8,902	(2,162,750)	(2,396,896)	(1,848,989)

Basic earnings (loss) per share attributable to common stockholders
Continuing operations	—	(.36)	(.38)	(.15)
Discontinued operations	—	—	—	.01
Total	—	(.36)	(.38)	(.14)

Diluted earnings (loss) per share attributable
to common stockholders
Continuing operations	—	(.36)	(.38)	(.15)
Discontinued operations	—	—	—	.01
Total	—	(.36)	(.38)	(.14)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended September 30, 2003:
Revenues from continuing operations	$14,573,301	$18,798,148	$21,152,534	$20,368,282
Gross profit from continuing operations	2,479,115	2,655,436	3,045,666	2,976,700
Net earnings (loss) from discontinued operations	13,170	(463,290)	(352,751)	(568,571)
Net (loss) from continuing operations	(703,575)	(1,365,405)	(935,630)	(1,401,067)
Net (loss) from continuing operations attributable to common stockholders	(1,069,669)	(1,773,068)	(1,116,705)	(2,076,109)
Net (loss) attributable to common stockholders	(1,056,499)	(2,236,358)	(1,469,456)	(2,644,680)

Basic earnings (loss) per share attributable to common stockholders
Continuing operations	(.30)	(.40)	(.24)	(.43)
Discontinued operations	.01	(.11)	(.07)	(.12)
Total	(.29)	(.51)	(.31)	(.55)

Diluted earnings (loss) per share attributable to common stockholders
Continuing operations	(.30)	(.40)	(.24)	(.43)
Discontinued operations	.01	(.11)	(.07)	(.12)
Total	(.29)	(.51)	(.31)	(.55)

Note 22 -	Subsequent Events

a.    In December 2005, the Company completed a series of transactions pursuant to which it sold substantially all of the assets used to conduct its staffing services business, other then the IT staffing solutions business that is conducted through the Company’s 50% owned joint venture, STS.

On December 2, 2005, the Company completed the sale, effective as of November 21, 2005, of substantially all of the tangible and intangible assets, excluding accounts receivable, of several of its offices located in the Western half of the United States (the “ALS Purchased Assets”) to ALS, a related party (see Notes 4 and 10). The offices sold were the following: Chino, California; Colton, California; Los Nietos, California; Ontario, California; Santa Fe Springs, California and the Phoenix, Arizona branches and the Dallas Morning News Account (the “Western Offices”). Pursuant to the terms of an Asset Purchase Agreement between the Company and ALS dated December 2, 2005 (the “ALS Asset Purchase Agreement”), the purchase price for the ALS Purchased Assets is payable as follows:

•    $250,000 is payable over the 60 days following December 2, 2005, at a rate no faster than $125,000 per 30 days;
•    $1,000,000 payable by ALS will be paid directly to certain taxing authorities to reduce the Company’s tax obligations; and
•    $3,537,000 which was paid by means of the cancellation of all net indebtedness owed by the Company to ALS outstanding as of the close of business on December 2, 2005.

In addition to the foregoing amounts, ALS also assumed the Company’s obligation to pay $798,626 due under a certain promissory note issued by the Company in connection with an acquisition to Provisional Employment Solutions, Inc. As a result of the sale of the ALS Purchased Assets to ALS, all sums due and owing to ALS by the Company were deemed paid in full and no further obligations remain.

In connection with the transaction, the Company entered into Non-Compete and Non-Solicitation Agreements with ALS pursuant to which it agreed not to compete with ALS with the customers of and in the geographic area of the Western Offices, and ALS agreed not to compete with the Company with respect to certain customers and accounts, including, accounts serviced by our remaining offices, for a period of two years.

 On December 5, 2005, the Company completed the sale, effective as of November 28, 2005 (the “AI Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable and other certain items, as described below, of three of its California offices (the “AI Purchased Assets”) to Accountabilities, Inc. (AI”). The offices sold were the following: Culver City, California; Lawndale, California and Orange, California (the “Other California Offices”). Pursuant to the terms of an Asset Purchase Agreement between the Company and AI dated December 5, 2005 (the “AI Asset Purchase Agreement”), AI has agreed to pay to the Company an amount equal to two percent of the sales of the Other California Offices for the first twelve month period after the AI Effective Date; one percent of the sales of the Other California Offices for the second twelve month period after the AI Effective Date; and one percent of the sales of the Other California Offices for the third twelve month period from the AI Effective Date. In addition, a Demand Subordinated Promissory Note between the Company and AI dated September 15, 2005, which had an outstanding principal balance of $125,000 at the time of closing was deemed paid and marked canceled.

Certain assets held by the other California Offices were excluded from the sale, including cash and cash equivalents, accounts receivable and the Company’s rights to receive payments from any source.

In connection with the AI transaction, the Company entered into Non-Compete and Non-Solicitation Agreements with AI pursuant to which it agreed not to compete with AI with the customers of and in the geographic area of the other California Offices, and AI agreed not to compete with the Company with respect to certain customers and accounts, including, accounts serviced by its remaining offices, for a period of three years.

On December 7, 2005, the Company completed the sale, effective as of November 28, 2005 (the “SOP Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable and other assets as described below, of several of its Northeastern offices (the “SOP Purchased Assets”) to Source One Personnel, Inc. (“SOP”). The offices sold were the following: Cherry Hill, New Jersey; New Brunswick, New Jersey; Mount Royal/Paulsboro, New Jersey (soon to be Woodbury Heights, New Jersey); Pennsauken, New Jersey; Norristown, Pennsylvania; Fairless Hills, Pennsylvania; New Castle, Delaware and the former Freehold, New Jersey profit center (the “NJ/PA/DE Offices”). The assets of Deer Park, New York, Leominster, Massachusetts, Lowell, Massachusetts and Athol, Massachusetts (the “Earn Out Offices”) were also purchased (collectively the “NJ/PA/DE Offices” and the “Earn Out Offices” shall be referred to as the “Purchased Offices”). In addition to the foregoing, the SOP Purchased Assets also included substantially all of the tangible and intangible assets, excluding accounts receivable and other assets as described below, used by the Company in the operation of its business at certain facilities of certain customers including the following: the Setco facility in Cranbury, New Jersey, the Record facility in Hackensack, New Jersey, the UPS-MI (formerly RMX) facility in Long Island, New York, the UPS-MI (formerly RMX) facility in the State of Connecticut, the UPS-MI (formerly RMX) facility in the State of Ohio, the APX facility in Clifton, New Jersey (the “Earn Out On-Site Business”) and the Burlington Coat Factory in Burlington, New Jersey, the Burlington Coat Factory facility in Edgewater Park, New Jersey and the UPS-MI (formerly RMX) facility in Paulsboro, New Jersey (the foregoing business and the “Earn Out On-Site Businesses” shall be referred to herein collectively as the “On-Site Businesses”). Pursuant to the SOP Asset Purchase Agreement between the Company and SOP dated December 7, 2005 (the “SOP Asset Purchase Agreement”), the purchase price for the SOP Purchased Assets was payable as follows (the “SOP Purchase Price”):

•    An aggregate of $974,031 of indebtedness owed by the Company to SOP (i) under certain promissory notes previously issued by the Company to SOP and (ii) in connection with a put right previously exercised by SOP with respect to 400,000 shares of our common stock was cancelled.
•    SOP is required to make the following earn out payments to the Company during the three year period commencing on the SOP Effective Date (the “Earn Out Period”):
•    Two percent of sales (excluding taxes on sales) from the Earn Out Offices and the Earn Out On-Site Businesses for the initial twelve months of the Earn Out Period.
•    One percent of sales (excluding taxes on sales) from the Earn Out Offices and the Earn Out On-Site Businesses for the second twelve months of the Earn Out Period.
•    One percent of sales (excluding taxes on sales) from the Earn Out Offices and the Earn Out On-Site Businesses for the third twelve months of the Earn Out Period.

Certain assets held by the Purchased Businesses were excluded from the sale, including cash and cash equivalents, accounts receivable, and the Company’s rights to receive payments from any source.

In connection with the SOP transaction, the Company entered into Non-Compete and Non-Solicitation Agreements with SOP pursuant to which the Company agreed not to compete with SOP with respect to the business acquired from the Company by SOP for a period of two years.

On December 7, 2005 (the “Closing Date”), the Company completed the sale of substantially all of the tangible and intangible assets, excluding cash and cash equivalents, of two of its California branch offices (the “TES Purchased Assets”) to Tri-State Employment Service, Inc. (“TES”). The offices sold were the following: Bellflower, California and West Covina, California (the “California Branch Offices”). Pursuant to the terms of an Asset Purchase Agreement between the Company and TES dated December 7, 2005 (the “TES Asset Purchase Agreement”), TES has agreed to pay to us as follows:

•    two percent of sales of the California Branch Offices to existing clients for the first twelve month period after the Closing Date;
•    one percent of sales of the California Branch Offices to existing clients for the second twelve month period after the Closing Date; and
•    one percent of sales of the California Branch Offices to existing clients for the third twelve month period after the Closing Date.

For purposes of calculating the amount owed by TES to the Company, in no event shall the aggregate annual sales to such clients exceed $25,000,000. In addition, on or before April 15, 2006, the Company will be required to prepare a reconciliation reflecting collections from accounts receivable including in the TES Purchased Assets. To the extent collections from such accounts receivable are less than invoice sales, TES is entitled to offset against future payments to the Company an amount equal to two percent of the amount of such shortfall. If after April 15, 2006, TES collects any amounts reflected on its reconciliation as being uncollected, TES will remit to the Company two percent of such additional collections.

On the Closing Date, TES made a payment of $1,972,521 to the Company’s lender (see Note 5) and acquired the lender’s rights to certain of the Company’s accounts receivable that collateralize its obligation to the lender. As a result of this transaction, the Company’s obligations to the lender were reduced by $1,972,521. The Company is required to reimburse TES by April 15, 2006 for certain costs and fees, including interest, incurred by TES in connection with its transaction with the Lender. The Company does not anticipate that such costs will be significant.

In connection with the TES transaction, the Company entered into Non-Compete and Non-Solicitation Agreements pursuant to which it agreed not to compete with TES with the customers of and in the geographic area of the California Branch Offices, and TES agreed not to compete with the Company with respect to certain customers and accounts, including, accounts serviced by the Company’s remaining offices, for a period of three years.

b.  On January 12, 2006, the Company issued an aggregate of 11,500,000 shares of its common stock as follows:

•    2,000,000 shares to the Company’s CEO;
•    2,000,000 shares to the Company’s CFO;
•    2,000,000 shares to an employee, who is the son of the Company’s CEO and has a majority interest in the other 50% venturer of STS (see Note 10);
•    2,000,000 shares to Norman Goldstein, a member of the Company’s Board of Directors;
•    2,000,000 shares to an entity which employs another son of the Company’s CEO (see Note 10), and;
•    500,000 shares each to three former members of the Company’s Board of Directors.

The shares, with a value aggregating $92,000 were issued in recognition of contributions made to the Company in recent periods.

c.    Pinnacle, the holder of the shares of the Company’s Series I Preferred Stock (see Note 10 and 14) notified the Company that the Company was in default of its obligations to pay $30,000 of the $174,200 cash portion of the advisory fee which was required to be paid in connection with the Company’s election to extend the date by which it was required to redeem the Series I Preferred Stock to August 5, 2006. The Company was also in default for non-payment of $40,091 of dividends of dividends on the Series I Preferred Stock that were due on September 30, 2005.

The Company permitted Pinnacle to convert 41 shares of Series I Preferred Stock into 840,000 shares of common stock in October 2005 as a result of the payment defaults.

In December 2005, the Company permitted Pinnacle to convert an aggregate of 203 shares of Series I Preferred Stock into 3,000,000 shares of Common Stock.

On January 13, 2006, the Company entered into an agreement with Pinnacle pursuant to which it issued to Pinnacle, effective December 28, 2005, a secured convertible promissory note (the “Convertible Note”) in the aggregate principal amount of $2,356,850 in exchange for 21, 531 shares of the Company’s Series I Preferred Stock held by Pinnacle. As a result of the exchange, there are no longer any shares of Series I Preferred Stock outstanding, and the Company no longer has any obligation to pay to Pinnacle any amounts owed to it under the terms of the Series I Preferred Stock, including $103,716 of unpaid dividends which had accrued through December 28, 2005. The Convertible Note, which is secured by substantially all of the Company’s assets, becomes due as follows:

•    $1,800,000 becomes due and payable in cash upon the earlier of the Company’s receipt of $1,800,000 of accounts receivable or March 15, 2006.
•    $331,850 and accrued interest at a rate of 12% per annum is payable in 24 equal installments of principal and interest during the period commencing June 28, 2007 and ending on May 28, 2009.
•    $225,000 and accrued interest thereon at the rate of 6% per annum becomes due and payable on December 28, 2007; provided, however, that the Company has the right to pay such amount in cash or shares of its common stock (valued at $0.0072 per share).

Pinnacle has the right to convert the principal amount of and interest accrued under the Convertible Note at any time as follows:

•    $331,850 of the principal amount and unpaid interest accrued thereon is convertible into the Company’s common stock at a conversion price of $.06 per share.
•    $225,000 of the principal amount and unpaid accrued interest thereon is convertible into the Company’s common stock at a conversion price of $0.0072.

Pinnacle may not convert the Convertible Note to the extent that the conversion would result in Pinnacle owning in excess of 9.999% of the then issued and outstanding shares of common stock of the Company. Pinnacle may waive this conversion restriction upon not less than 60 days prior notice to the Company.

d.    On January 3, 2006, the Company’s consolidated 50% owned joint venture, ST (see Notes 1 and 10), entered into a factoring and security agreement (the “Factoring Agreement”) with Action Capital Corporation (“Action”). The Factoring Agreement provides for the sale of up to $1,500,000 of acceptable accounts receivable of ST to Action. Action will reserve and withhold an amount in a reserve account equal to 10% of the face amount of accounts receivable purchased under the Factoring Agreement. Action has full recourse against ST including, without limitation, the right to charge-back or sell back any accounts receivable, if not paid within 90 days of the date of purchase. The Factoring Agreement provides for ST to pay interest of prime plus 1% plus a monthly fee of .6% on the daily average of unpaid advances.

Stratus Services Group, Inc.
Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at beginning of period	Charged to bad debt expense (1)	Other	Deductions (Write-offs of bad debts)	Balance at end of period

September 30:
2005	$2,038,000	$1,000,000	$3,000	$(2,000)	$3,039,000
2004	1,733,000	525,000	—	(220,000)	(2,038,000)
2003	1,742,000	875,000		(884,000)	1,733,000

Valuation Allowance for Deferred Taxes	Balance at beginning of period	Charged to costs and expenses (2)	Other	Deductions	Balance at end of period

September 30:
2005	$9,182,000	$1,014,000	$—	$—	$10,196,000
2004	8,020,000	1,162,000	—	—	9,182,000
2003	5,269,000	2,751,000	—	—	8,020,000

(1)	Includes $100,000 charged to discontinued operations in the year ended September 30, 2003.

(2)	Reflects the increase in the valuation allowance associated with net operating losses of the Company.