Form 10-Q
period 2005-12-31
STRATUS SERVICES GROUP INC
filed 2006-02-17
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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
Common Stock, $.04 par value
(Title of class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of Common Stock, $.04 par value, outstanding as of February 17, 2006 was 34,946,425.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
Assets	2005	2005
(Unaudited)
Current assets
Cash	$10,871	$40,784
Accounts receivable-less allowance for doubtful accounts of $3,039,000
and $3,039,000	3,725,626	11,591,026
Unbilled receivables	95,327	2,484,799
Notes receivable (current portion)	44,419	39,016
Due from related party	1,064,264	-
Prepaid insurance	344,055	455,881
Prepaid expenses and other current assets	27,719	264,485
Assets held for sale	-	3,656,539
	5,312,281	18,532,530

Notes receivable (net of current portion)	42,190	47,593
Property and equipment, net of accumulated depreciation	183,832	182,606
Other assets	34,906	34,906
	$5,573,209	$18,797,635

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$73,450	$73,450
Loans payable - related parties	107,721	111,723
Notes payable - acquisitions (current portion)	200,857	182,439
Note payable - related party (current portion)	1,800,000	-
Line of credit	970,093	8,931,689
Cash overdraft	-	14,731
Insurance obligation payable	29,887	113,373
Accounts payable and accrued expenses	4,393,708	4,574,587
Accounts payable - related parties	73,086	1,232,342
Accrued payroll and taxes	229,580	284,834
Payroll taxes payable	3,989,626	4,160,539
Series A redemption payable	300,000	300,000
Series I convertible preferred stock (including unpaid dividends of
$40,091)	-	2,217,591
Liabilities held for sale	-	5,494,279
	12,168,008	27,691,577

Notes payable - acquisitions (net of current portion)	461,294	490,848
Note payable - related party (net of current portion)	556,850	-
Payroll taxes payable	336,546	449,046
Convertible debt	40,000	40,000
	13,562,698	28,671,471
Commitments and contingencies

Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series E non-voting convertible preferred stock, $.01 par value,
247 shares issued and outstanding, liquidation preference of $24,700	24,700	24,700

See notes to condensed consolidated financial statements

Series F voting convertible preferred stock, $.01 par value, 6,000 shares issued and outstanding, liquidation preference of $600,000
(including unpaid dividends of $104,500 and $94,000)	704,500	694,000

Common stock, $.04 par value, 100,000,000 shares authorized; 23,446,423
and 19,606,423 shares issued and outstanding	937,857	784,257

Additional paid-in capital	16,959,228	17,097,288
Accumulated deficit	(26,615,774)	(28,474,081)
Total stockholders’ equity (deficiency)	(7,989,489)	(9,873,836)
	$5,573,209	$18,797,635

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004

Revenues	$1,233,858	$1,112,846

Cost of revenues ($389,735 and $7,925 to related parties)	822,256	785,884

Gross profit	411,602	326,962

Selling, general and administrative expenses	1,246,033	1,084,810

Operating income (loss) from continuing operations	(834,431)	(757,848)

Interest expense	(299,351)	(207,795)
Other income (expense)	(57,309)	(45,605)
(Loss) from continuing operations	(1,191,091)	(1,011,248)
Discontinued operations - income (loss) from discontinued operations	(107,044)	1,024,992
Gain on sale of discontinued operations (net)	3,156,442	-

Net earnings	1,858,307	13,744
Dividends on preferred stock	(10,500)	(10,500)

Net earnings attributable to common stockholders	$1,847,807	$3,244

Net earnings (loss) per share attributable to common stockholders
Basic:
(Loss) from continuing operations	$(.06)	$(.06)
Earnings from discontinued operations	.15	.06
Net earnings	$.09	$-

Diluted:
(Loss) from continuing operations	$(.06)	$(.06)
Earnings from discontinued operations	.14	.06
Net earnings	$.08	$-

Weighted average shares outstanding per common share
Basic	20,432,727	16,820,354
Diluted	23,115,798	17,092,534

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
Cash flows from operating activities
Net (loss) from continuing operations	$(1,191,091)	$(1,257,643)
Net earnings - discontinued operations	3,049,398	1,271,387
Adjustments to reconcile net earnings to net cash used by operating activities
Depreciation	50,904	72,620
Amortization	41,902	102,622
Provision for doubtful accounts	-	25,000
Deferred financing costs amortization	-	402
Gain on sale of discontinued operations	(3,156,442)	-
Imputed interest	133	19,209
Dividends on preferred stock	163,625	65,084
Intrinsic value of the beneficial conversion feature of convertible preferred stock	1,674	-
Changes in operating assets and liabilities
Accounts receivable	8,224,976	1,534,273
Due from related party	185,736	-
Prepaid insurance	111,826	(115,440)
Prepaid expenses and other current assets	231,118	10,626
Other assets	(1,000)	32,976
Insurance obligation payable	(83,486)	(100,895)
Accrued payroll and taxes	(55,254)	(510,943)
Payroll taxes payable	(283,413)	(144,314)
Accounts payable and accrued expenses	(1,390,135)	(1,005,269)
Accrued interest	3,809	(73,792)
Total adjustments	4,045,973	(87,841)
	5,904,280	(74,097)
Cash flows (used in) investing activities
Purchase of property and equipment	(13,977)	(74,131)
Cash received in connection with sale of discontinued operations
(net of $10,000 in costs in 2005)	98,861	-
Collection of notes receivable	-	6,669
	84,884	(67,462)
Cash flows from financing activities
Net repayments of line of credit	(5,989,075)	(1,082,210)
Proceeds from loans payable - related parties	-	400,000
Payments of loans payable	-	(16,078)
Payments of loans payable - related parties	(4,002)	(42,710)
Payments of notes payable - acquisitions	(11,269)	(275,418)
Cash overdraft	(14,731)	468,454
Redemption of preferred stock	-	(34,000)
Dividends paid	-	(10,000)
	(6,019,077)	(591,962)
Net change in cash	(29,913)	(733,521)
Cash - beginning	40,784	735,726
Cash - ending	$10,871	$2,205

Supplemental disclosure of cash paid
Interest	$305,299	$418,523

See notes to condensed consolidated financial statements

Schedule of non-cash investing and financing activities
Sale of discontinued operations:
Gain on sale	$3,156,442	$-
Net assets sold	1,683,783	-
Cancellation of accounts payable - related parties (net)	(3,541,364)	-
Due from related party	(1,250,000)	-
Accrued expenses	50,000	-
Net cash received	$98,861	$-

Issuance of common stock upon conversion of convertible preferred stock	$24,366	$-
Cumulative dividends on preferred stock	$10,500	$10,500
Accrued interest converted to loan payable	$-	$21,600
Put option liability converted to loan payable	$-	$18,000

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

Until December 2005, Stratus Services Group, Inc. together with its 50%-owned consolidated joint venture, (the “Company”) was a national provider of staffing and productivity consulting services. Prior to December 2005, the Company operated a network of 29 offices in 7 states. In December 2005, the Company completed a series of asset sales transactions pursuant to which it sold substantially all of the assets that it used to conduct its staffing services business (see Note 6). As a result, the Company is no longer conducting active staffing services for any clients and is not operating any branch offices. The Company plans to focus on expanding its information technology staffing solutions business, which is conducted through its 50% owned consolidated joint venture, Stratus Technology Services, LLC (“STS”) (see Notes 1 and 10).

NOTE 2 - LIQUIDITY

At December 31, 2005, the Company had limited liquid resources. Current liabilities were $12,168,008 and current assets were $5,312,281. The difference of $6,855,727 is a working capital deficit, which is primarily the result of losses incurred during the last four years. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis, to fund the operation and capital needs, and to obtain additional financing as may be necessary.

Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company’s plans. The steps include closing branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expense, and most significantly, the asset sales transactions that were completed in December 2005 (see Note 5).

The Company continues to pursue other sources of equity or long-term debt financings. The Company also continues to negotiate payment plans and other accommodations with its creditors.

NOTE 3 - ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (revised 2004), Share-Based Payment, using the modified prospective application transition method. All outstanding stock options at September 30, 2005, were fully-vested. Accordingly, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position, results of operations or cash flows because the intrinsic value method under the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, were materially consistent under the equity plans.

The following table illustrates, for the three months ended December 31, 2004, the effect on net earnings (loss) and net earnings (loss) per share had compensation expense for the employee stock-based plans been recorded based on the fair value method using the Black-Scholes option pricing model under SFAS No. 123, as amended:

Three Months
Ended
December 31, 2004

Net earnings, as reported	$3,244
Deduct: total stock-based compensation expense determined under fair value method	(187,442)
Net loss, as adjusted	$(184,198)
Basic and diluted net loss per share:
As reported	$-
As adjusted	$(.01)

During the three months ended December 31, 2005, the Company did not have any share-based payment transactions.

NOTE 4 - EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. There were 2,683,071 and 272,180 dilutive shares for the three months ended December 31, 2005 and December 31, 2004, respectively. Outstanding common stock options and warrants not included in the computation of earnings per share for the three months ended December 31, 2005 and 2004, totaled 18,611,403 and 17,111,403, respectively. These options and warrants were excluded because their inclusion would have an anti-dilutive effect on earnings per share.

NOTE 5 - DISCONTINUED OPERATIONS

(a)
In December 2005, the Company completed the following series of transactions pursuant to which it sold substantially all of the assets used to conduct its staffing services business, other then the IT staffing solutions business that is conducted through the Company’s 50% owned joint venture, STS.

(i)
On December 2, 2005, the Company completed the sale, effective as of November 21, 2005, of substantially all of the tangible and intangible assets, excluding accounts receivable, of several of its offices located in the Western half of the United States (the “ALS Purchased Assets”) to ALS, LLC (“ALS”), a related party (see Note 10). The offices sold were the following: Chino, California; Colton, California; Los Nietos, California; Ontario, California; Santa Fe Springs, California and the Phoenix, Arizona branches and the Dallas Morning News Account (the “Western Offices”). Pursuant to the terms of an Asset Purchase Agreement between the Company and ALS dated December 2, 2005 (the “ALS Asset Purchase Agreement”), the purchase price for the ALS Purchased Assets is payable as follows:

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

(ii)    On December 5, 2005, the Company completed the sale, effective as of November 28, 2005 (the “AI Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable and other certain items, as described below, of three of its California offices (the “AI Purchased Assets”) to Accountabilities, Inc. (AI”). The offices sold were the following: Culver City, California; Lawndale, California and Orange, California (the “Other California Offices”). Pursuant to the terms of an Asset Purchase Agreement between the Company and AI dated December 5, 2005 (the “AI Asset Purchase Agreement”), AI has agreed to pay to the Company an earnout amount equal to two percent of the sales of the Other California Offices for the first twelve month period after the AI Effective Date; one percent of the sales of the Other California Offices for the second twelve month period after the AI Effective

Date; and one percent of the sales of the Other California Offices for the third twelve month period from the AI Effective Date. In addition, a Demand Subordinated Promissory Note between the Company and AI dated September 15, 2005, which had an outstanding principal balance of $125,000 at the time of closing was deemed paid and marked canceled.

Certain assets held by the other California Offices were excluded from the sale, including cash and cash equivalents, accounts receivable and the Company’s rights to receive payments from any source.

(iii)   On December 7, 2005, the Company completed the sale, effective as of November 28, 2005 (the “SOP Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable and other assets as described below, of several of its Northeastern offices (the “SOP Purchased Assets”) to Source One Personnel, Inc. (“SOP”). The offices sold were the following: Cherry Hill, New Jersey; New Brunswick, New Jersey; Mount Royal/Paulsboro, New Jersey (soon to be Woodbury Heights, New Jersey); Pennsauken, New Jersey; Norristown, Pennsylvania; Fairless Hills, Pennsylvania; New Castle, Delaware and the former Freehold, New Jersey profit center (the “NJ/PA/DE Offices”). The assets of Deer Park, New York, Leominster, Massachusetts, Lowell, Massachusetts and Athol, Massachusetts (the “Earn Out Offices”) were also purchased (collectively the “NJ/PA/DE Offices” and the “Earn Out Offices” shall be referred to as the “Purchased Offices”). In addition to the foregoing, the SOP Purchased Assets also included substantially all of the tangible and intangible assets, excluding accounts receivable and other assets as described below, used by the Company in the operation of its business at certain facilities of certain customers including the following: the Setco facility in Cranbury, New Jersey, the Record facility in Hackensack, New Jersey, the UPS-MI (formerly RMX) facility in Long Island, New York, the UPS-MI (formerly RMX) facility in the State of Connecticut, the UPS-MI (formerly RMX) facility in the State of Ohio, the APX facility in Clifton, New Jersey (the “Earn Out On-Site Business”) and the Burlington Coat Factory in Burlington, New Jersey, the Burlington Coat Factory facility in Edgewater Park, New Jersey and the UPS-MI (formerly RMX) facility in Paulsboro, New Jersey (the foregoing business and the “Earn Out On-Site Businesses” shall be referred to herein collectively as the “On-Site Businesses”). Pursuant to the SOP Asset Purchase Agreement between the Company and SOP dated December 7, 2005 (the “SOP Asset Purchase Agreement:), the purchase price for the SOP Purchased Assets was payable as follows (the “SOP Purchase Price”):

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

(iv)
On December 7, 2005 (the “Closing Date”), the Company completed the sale of substantially all of the tangible and intangible assets, excluding cash and cash equivalents, of two of its California branch offices (the “TES Purchased Assets”) to Tri-State Employment Service, Inc. (“TES”). The offices sold were the following: Bellflower, California and West Covina, California (the “California Branch Offices”). Pursuant to the terms of an Asset Purchase Agreement between the Company and TES dated December 7, 2005 (the “TES Asset Purchase Agreement”), TES has agreed to pay to the Company an earnout amount as follows:

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

On the Closing Date, TES made a payment of $1,972,521 to the Company’s lender (see Note 6) and acquired the lender’s rights to certain of the Company’s accounts receivable that collateralize its obligation to the lender. As a result of this transaction, the Company’s obligations to the lender were reduced by $1,972,521. The Company is required to reimburse TES by April 15, 2006 for certain costs and fees, including interest, incurred by TES in connection with its transaction with the Lender. The Company does not anticipate that such costs will be significant.

(b)	Effective as of June 5, 2005 (the “Effective Date”), the Company sold substantially all of the assets, excluding accounts receivable of its six Northern California offices to ALS (see Note 10).

The consolidated financial statements for all periods presented have been restated to reflect discontinued operations of the aforementioned asset sales. The operating results of discontinued operations are summarized as follows:

	Three Months Ended
	December 31,
	2005	2004

Revenues	$18,265,587	$32,015,205
Cost of revenues	16,218,630	27,608,074
Gross profit	2,046,957	4,407,131
Selling, general and administrative expenses	1,950,622	3,146,409
Operating income	96,335	1,260,722
Interest expense	(205,056)	(232,020)
Other income (expense)	1,677	(3,710)
Net income (loss)	$(107,044)	$1,024,992

Assets of the discontinued operations have been reflected in the condensed consolidated balance sheet as current assets held for sale. The liabilities that were assumed or cancelled by the purchasers are reflected as current liabilities held for sale. The following is a summary of assets and liabilities of discontinued operations at September 30, 2005:

September 30,
2005

Pre-paid expenses and other current assets	$61,781
Property and equipment, net	291,552
Goodwill	2,553,081
Intangible assets, net	689,182
Other assets	60,943
Total assets of discontinued operations	$3,656,539

Loans payable	125,000
Notes payable - acquisitions	936,820
Accounts payable and accrued expenses	185,037
Accounts payable - related parties	3,597,422
Put options liability	650,000
Total liabilities of discontinued operations	$5,494,279

The gain (loss) on sale of discontinued operations for the three months ended December 31, 2005 is summarized as follows:

Sold to:
ALS	$4,340,459
AI	(297,437)
SOP	(331,265)
TES	(495,315)
3,216,442

Other costs of sales	(60,000)
Gain on sale of discontinued operations	$3,156,442

The above gain includes earnout payments of $73,861.

NOTE 6 - LINE OF CREDIT

The Company had a loan and security agreement (the “Loan Agreement”) with Capital Temp Funds, Inc. (the “Lender”) which provided for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. Until April 10, 2003, advances under the Loan Agreement bore interest at a rate of prime plus 1-3/4%. The Loan Agreement restricted the Company’s ability to incur other indebtedness, pay dividends and repurchase stock. Effective April 10, 2003, the Company entered into a modification of the Loan Agreement which provided that borrowings under the Loan Agreement would bear interest at 3% above the prime rate. Borrowings under the Loan Agreement were collateralized by substantially all of the Company’s assets.

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

Between August 25, 2005 and December 21, 2005, the Lender granted the Company a series of extensions of the Amended Forbearance Agreement. An extension granted in November 2005 was conditioned upon, among other things, the Company and ALS entering into a binding agreement providing for a sale to ALS of certain assets of the Company. The Company and ALS entered into such an agreement on November 3, 2005. As a condition to obtaining an extension granted in December 2005, the Company was required to represent that it had closed the sale of assets to ALS and to acknowledge and agree that any loans and advances made by the Lender during the extension period would be the last requested advances under the Loan Agreement. The final extension of the Amended Forbearance Agreement expired on December 21, 2005. As of January 31, 2006, the Company repaid all of the indebtedness under the Loan Agreement.

The Lender charged the Company $350,000 of fees in connection with the Forbearance Agreement, the Amended Forbearance Agreement and the various extensions thereof during the three months ended December 31, 2005.

In connection with the Company and the Lender entering into the Amended Forbearance Agreement, the Company, the Lender and ALS also entered into the ALS Forbearance, whereby ALS agreed to forbear, through August 25, 2005, from enforcing payment defaults under the Company’s Outsourcing Agreement (see Note 11). All of the Company’s obligations under the Company’s Outsourcing Agreement with ALS were satisfied in connection with the sale of assets to ALS which occurred in December 2005 (see Note 5).

On January 3, 2006, the Company’s consolidated 50% owned joint venture, STS (see Notes 1 and 10), entered into a factoring and security agreement (the “Factoring Agreement”) with Action Capital Corporation (“Action”). The Factoring Agreement provides for the sale of up to $1,500,000 of acceptable accounts receivable of STS to Action. Action will reserve and withhold an amount in a reserve account equal to 10% of the face amount of accounts receivable purchased under the Factoring Agreement. Action has full recourse against STS including, without limitation, the right to charge-back or sell back any accounts receivable, if not paid within 90 days of the date of purchase. The Factoring Agreement provides for STS to pay interest of prime plus 1% plus a monthly fee of .6% on the daily average of unpaid advances.

NOTE 7 - PAYROLL TAX LIABILITIES

During fiscal 2003, the Company was notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against the Company. As of December 31, 2005, there was still an aggregate of $4.3 million in delinquent payroll taxes outstanding which are included in “Payroll taxes payable” on the balance sheet. Judgment has not been entered against the Company in California. While judgment has been entered against the Company in New Jersey, no actions have been taken to enforce same.

On January 7, 2005, the Company entered into a payment plan agreement with the EDD with regard to the Company’s past due and unpaid unemployment taxes.

The Company is to continue to pay $12,500 per week to be first applied to its unpaid employment tax liability of $966,546 (as of December 31, 2005) for periods prior to the second quarter 2004; then to second quarter 2004 and third quarter 2004 employment taxes to the extent not already paid, then to interest and then to penalties.

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

NOTE 8 - INCOME TAXES

No income tax expense was recorded in the three months ended December 31, 2005, because the Company recognized a deferred tax benefit resulting from the utilization of the Company’s net operating loss carryforwards.

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

c. Series I

The Company was required to redeem each share of the Series I Preferred Stock for an amount equal to the stated value of $100 per share plus all accrued and unpaid dividends on August 5, 2005, the one year anniversary date of the issuance of the Series I Preferred Stock to the extent permitted by applicable law; provided, however, that the Company had the right to extend the required redemption date for an additional one year, in which case the Company was required to pay all dividends accrued through the first year of issuance in cash and issue to each holder of Series I Preferred Stock a number of shares of its common stock which then have a value equal to 10% of the stated value of the Series I Preferred Stock held. In addition, because the Company extended the redemption date, it was required to pay dividends quarterly and pay an advisory fee to an advisor designated by the holders of the Series I Preferred Stock in an amount equal to 10% of the aggregate stated value of the outstanding shares of Series I Preferred Stock, 80% of which was payable in cash and 20% of which will be paid in shares of the Company’s common stock, valued at the then current market value. If the Company did not redeem the Series I Preferred Stock by the extended redemption date, the dividend rate of the Series I Preferred Stock would have increased to 24% per year and the Series I Preferred Stock would have been convertible, at the option of the holder, into either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion or common stock and warrants at a rate of 125 shares of common stock and 250 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock. Holders of Series I Preferred Stock had no voting rights, except as provided by law and with respect to certain limited matters.

Pinnacle Investment Partners, LP (“Pinnacle”), the holder of the shares of the Company’s Series I Preferred Stock (see Note 10) notified the Company that the Company was in default of its obligations to pay $30,000 of the $174,200 cash portion of the advisory fee which was required to be paid in connection with the Company’s election to extend the date by which it was required to redeem the Series I Preferred Stock to August 5, 2006. The Company was also in default for non-payment of $40,091 of dividends on the Series I Preferred Stock that were due on September 30, 2005.

The Company permitted Pinnacle to convert 41 shares of Series I Preferred Stock into 840,000 shares of common stock in October 2005 as a result of the payment defaults.

In December 2005, the Company permitted Pinnacle to convert an aggregate of 203 shares of Series I Preferred Stock into 3,000,000 shares of Common Stock and agreed to pay to Pinnacle a default fee $100,000.

On January 13, 2006, the Company entered into an agreement with Pinnacle, pursuant to which the Company issued to Pinnacle, effective December 28, 2005, a secured convertible promissory note (the “Convertible Note”) in the aggregate principal amount of $2,356,850 in exchange for 21,531 shares of the Company’s Series I Preferred Stock held by Pinnacle. As a result of the exchange, there are no longer any shares of Series I Preferred Stock outstanding, and the Company no longer has any obligation to pay to Pinnacle any amounts owed to it under the terms of the Series I Preferred Stock, including $103,716 of unpaid dividends which had accrued through December 28, 2005. The Convertible Note, which is secured by substantially all of the Company’s assets, becomes due as follows:

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Consulting Fees
An entity which employs the son of the Chief Executive Officer of the Company (the (“CEO”) provides consulting services to the Company. Consulting expense was $28,000 and $47,651 for the three months ended December 31, 2005 and 2004, respectively. The Company has paid consulting fees to an entity whose stockholder is another son of the CEO of the Company. Consulting fees amounted to $-0- and $32,500 for the three months ended December 31, 2005 and 2004, respectively.

Joint Venture
The Company provides information technology staffing services through a joint venture, STS (see Note 1), in which the Company has a 50% interest. A son of the CEO of the Company has a majority interest in the other 50% venturer.

Payroll Outsourcing
The Company was a party to an Outsourcing Agreement with ALS pursuant to which ALS and its affiliate, Advantage Services Group, LLC (“Advantage”), were to provide payroll outsourcing services for all of the Company’s in-house staff, except for its corporate employees, and customer staffing requirements. As a result of this arrangement, all of the Company’s field personnel were employees of ALS. The Company paid agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates. On June 10, 2005, the Company entered into a Second Addendum to Outsourcing Agreement with ALS, which, among other things, reduced certain rates charged by ALS to the Company. The total amount charged by ALS under this agreement and similar agreements previously in effect between the parties was $17,226,000 and $24,120,000 in the three months ended December 31, 2005 and 2004, respectively. Accounts payable - related parties in the attached condensed consolidated balance sheets at December 31, 2005 and September 30, 2005, represents amounts due to ALS and Advantage.

The Company terminated the Outsourcing Agreement effective February 3, 2006.

Other
An entity through which the son of the CEO is employed is a consultant to AI (see Note 5).

The nephew of the CEO of the Company is affiliated with Pinnacle Investment Partners, LP, the holder of the shares of the Company’s Series I Preferred Stock (see Note 9). The Company believes that PIP Management Inc., which has been designated as the advisor to the Series I holders (see Note 9), is also affiliated with Pinnacle Investment Partners, LP.

NOTE 11 - SUBSEQUENT EVENTS

On January 12, 2006, the Company issued an aggregate of 11,500,000 shares of its common stock as follows:

• 2,000,000 shares to the Company’s CEO;
• 2,000,000 shares to the Company’s Chief Financial Officer;
• 2,000,000 shares to an employee, who is the son of the Company’s CEO and has a majority interest in the other 50% venturer of STS (see Note 1 and 10);
• 2,000,000 shares to a member of the Company’s Board of Directors;
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

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Introduction

Through December 2005, we provided a wide range of staffing services and productivity consulting services associated with such staffing services nationally through a network of offices located throughout the United States. Regardless of the type of temporary service offering we provided, we recognized revenues based on hours worked by assigned personnel. Generally, we billed our customers a pre-negotiated, fixed rate per hour for the hours worked by our temporary employees. Therefore, we did not separate our various service offerings into separate offering segments. We did not routinely provide discrete financial information about any particular service offering. We also did not conduct any regular reviews of, nor make decisions about, allocating any particular resources to a particular service offering to assess its performance. As set forth below, certain of our service offerings targeted specific markets, but we did not necessarily conduct separate marketing campaigns for such services. Pursuant to the Outsourcing Agreement that was in place with ALS, ALS was responsible for paying wages, workers’ compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we placed, and we were billed for such expenses plus a fee by ALS. These expenses are included in the cost of revenue. Because we paid our temporary employees only for the hours they actually worked, wages for our temporary personnel were a variable cost that increased or decreased in proportion to revenues. Gross profit margin varied depending on the type of services offered. In some instances, temporary employees placed by us may have decided to accept an offer of permanent employment from the customer and thereby “convert” the temporary position to a permanent position. Fees received from such conversions were included in our revenues. Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.

In December 2005, we completed a series of asset sale transactions pursuant to which we sold our staffing operations. As a result of such sales, we no longer actively conduct any staffing services business, other than IT staffing solutions services conducted through our 50% owned joint venture, STS. As a result of these asset sale transactions, we expect that our revenues in fiscal 2006 will be substantially less than revenues achieved in fiscal 2005. During fiscal 2006, we plan to expand the IT staffing solutions business we conduct through STS; however, we can give no assurance that such efforts will be successful.

Results of Operations
Discontinued Operations/Acquisition on Disposition of Assets

In December 2005, we completed the following series of transactions pursuant to which we sold substantially all of our assets used to conduct our staffing services business, other than the IT staffing solutions business that is conducted through our 50% owned joint venture, Stratus Technology Services, LLC:

(a)
On December 2, 2005, we completed the sale, effective as of November 21, 2005, of substantially all of the tangible and intangible assets, excluding accounts receivable, of several of our offices located in the Western half of the United States (the “ALS Purchased Assets”) to ALS, LLC (“ALS”). The offices sold were the following: Chino, California; Colton, California; Los Angeles, California; Los Nietos, California; Ontario, California; Santa Fe Springs, California and the Phoenix, Arizona branches and the Dallas Morning News Account (the “Western Offices”). Pursuant to the terms of an Asset Purchase Agreement between us and ALS dated December 2, 2005 (the “ALS Asset Purchase Agreement”), the purchase price for the ALS Purchased Assets is payable as follows:

•	$250,000 is payable over the 60 days following December 2, 2005, for our documented cash flow requirements, all of which is payable at a rte no faster than $125,000 per 30 days;

•	$1,000,000 payable by ALS will be paid directly to certain taxing authorities to reduce our tax obligations; and

•	$3,537,000 which was paid by means of the cancellation of all net indebtedness owed by us to ALS outstanding as of the close of business on December 2, 2005.

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

(b)
On December 5, 2005, we completed the sale, effective as of November 28, 2005 (the “AI Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable and other certain items, as described below, of three of our California offices (the “AI Purchased Assets”) to Accountabilities, Inc. (“AI”) The offices sold were the following: Culver City, California; Lawndale, California and Orange, California (the “Other California Offices”). Pursuant to the terms of an Asset Purchase Agreement between the Company and AI dated December 5, 2005 (the “AI Asset Purchase Agreement”), AI has agreed to pay to us an earnout amount equal to two percent of the sales of the Other California Offices for the first twelve month period after the AI Effective Date; one percent of the sales of the Other California Offices for the second twelve month period after the AI Effective Date; and one percent of the sales of the Other California Offices for the third twelve month period from the AI Effective Date. In addition, a Demand Subordinated Promissory Note between us and AI dated September 15, 2005 which had an outstanding principal balance of $125,000 at the time of closing was deemed paid and marked canceled.

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

(c)
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

(d)
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

The foregoing transactions resulted in a $3,156,443 net gain on sale of discontinued operations which is summarized as follows:

Sold to:
ALS	$4,340,459
AI	(297,347)
SOP	(331,265)
TES	(495,315)
3,216,442

Other costs of sales	(60,000)
Gain on sale of discontinued operations	$3,156,442

The above gain includes earnout payments of $73,861.

Continuing Operations
Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Revenues. Revenues increased 10.9% to $1,233,858 for the three months ended December 31, 2005 from $1,112,846 for the three months ended December 31, 2004. This increase was primarily a result of an increase in permanent placements.

Gross Profit. Gross profit increased 26.2% to $412,602 for the three months ended December 31, 2005 from $326,962 for the three months ended December 31, 2004, primarily as a result of increased revenues. Gross profit as a percentage of revenues increased to 33.4% for the three months ended December 31, 2005 from 29.4% for the three months ended December 31, 2004. This increase was a result of increased permanent placements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased 14.9% to $1,246,033 for the three months ended December 31, 2005 from $1,084,810 for the three months ended December 31, 2004. Selling, general and administrative expenses as a percentage of revenues increased to 101.0% for the three months ended December 31, 2005 from 97.5% for the three months ended December 31, 2004. SG&A in the three months ended December 31, 2005, includes $350,000 of fees charged to us by our Lender in connection with the Forbearance Agreement, the Amended Forbearance Agreement and the various extensions thereof (see Note 6 to the Condensed Consolidated Financial Statements).

As a result of the asset sales transactions completed in December 2005, the Company began reducing its corporate overhead structure to be more in line with the remaining revenues. These reductions expect to be substantially completed in February 2006 and we anticipate reducing quarterly SG&A by approximately $600,000.

Interest Expense. Interest expense increased 40.2% to $299,351 for the three months ended December 31, 2005 from $207,795 for the three months ended December 31, 2004. Interest expense in the three months ended December 31, 2005, includes $100,000 of the principal amount of the Convertible Note issued in exchange for our Series I Preferred Stock that was attributable to the settlement of our obligation to pay certain advisory fees and dividend payments under the terms of the Series I Preferred Stock. (see Note 9 to the Condensed Consolidated Financial Statements).

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net loss attributable to common stockholders of $1,201,591, for the three months ended December 31, 2005 compared to a net loss attributable to common stockholders of $1,021,748 for the three months ended December 31, 2004.

Liquidity and Capital Resources

At December 31, 2005, we had limited liquid resources. Current liabilities were $12,168,008 and current assets were $5,312,281. The difference of $6,855,727 is a working capital deficit, which is primarily the result of losses incurred during the last four years. This condition raises substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

We have taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans. The steps include closing branches that are not profitable, reductions in staffing, and other selling, general and administrative expenses, and most significantly, the asset sales transactions that were completed in December 2005. We continue to pursue other sources of equity or long-term debt financings. We also continue to negotiate payments plans and other accommodations with our creditors. We believe that the collection of receivables that we retained after completion of the asset sale transactions and earnout payments to which we are entitled in connection with the Asset Sales will provide us with sufficient cash flow to support our operations in the next twelve months.

Net cash provided by (used in) operating activities was $5,904,780 and $(74,097) in the three months ended December 30, 2005 and 2004, respectively.

Net cash provided by (used in) investing activities was $84,884 and $(67,462) in the three months ended December 31, 2005 and 2004, respectively. Net cash received in connection with the sale of discontinued operations was $98,861, including earnout payments of $73,861, in the three months ended December 31, 2005. Cash used for capital expenditures was $13,977 and $74,131 in the three months ended December 31, 2005 and 2004, respectively.

Net cash used in financing activities was $6,019,077 and $591,962 in the three months ended December 31, 2005 and 2004, respectively. We had net repayments of $5,989,095 and $1,082,210 under our line of credit in the three months ended December 31, 2005 and 2004, respectively. Net short-term borrowings (repayments) were $(4,002) and $341,212 in the three months ended December 31, 2005 and 2004, respectively. Net short-term borrowings in the three months ended December 31, 2004, includes $400,000 loaned to us by our Chief Executive Officer. Payments of notes payable - acquisitions was $11,269 and $275,418 in the three months ended December 31, 2005 and 2004, respectively.

Our principal uses of cash through December 2005 were to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, start-up expenses of new offices, expansion of services offered, workers’ compensation, general liability and other insurance coverages, debt service and costs relating to other transactions such as acquisitions. Temporary employees were paid weekly, as were payments under our payroll outsourcing agreements with related parties (see Note 10 to the Condensed Consolidated Financial Statements).

Through December 2005, we had a loan and security agreement (the “Loan Agreement”) with Capital Temp Funds, Inc. (the “Lender”) which provided for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. Until April 10, 2003, advances under the Loan Agreement bore interest at a rate of prime plus -3/4%. The Loan Agreement restricted our ability to incur other indebtedness, pay dividends and repurchase stock. Effective April 10, 2003, we entered into a modification of the Loan Agreement which provided that borrowings under the Loan Agreement would bear interest at 3% above the prime rate. Borrowings under the Loan Agreement are collateralized by substantially all of our assets. As of September 30, 2005, $8,931,689 was outstanding under the credit agreement.

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

The Lender charged us $412,500 of fees in connection with the Forbearance Agreement, the Amended Forbearance Agreement and the various extensions thereof during the fiscal year ended September 30, 2005 and $350,000 during the three months ended December 31, 2005.

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

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against us. As of December 30, 2005, there was still an aggregate of $4.3 million in delinquent payroll taxes outstanding, including interest and penalties, which are included in “Payroll taxes payable” on the balance sheet as of December 31, 2005. Judgment has not been entered against us in California. While judgment has been entered against us in New Jersey, no actions have been taken to enforce same. On January 7, 2005, we entered into a payment plan agreement with the EDD, which requires us to pay $12,500 per week to the EDD. The $12,500 weekly payment is subject to increase for a three month period following any quarter in which our reported income exceeds $200,000, based upon a percentage related to the amount of increase above $200,000.

In January 2006 we entered into an agreement with the holder of all of the outstanding shares of our Series I Preferred Stock pursuant to which we issued to the holder, effective as of December 28, 2005, a secured convertible promissory note in the aggregate principal amount of $2,356,750 in exchange for all of such shares of Series I Preferred Stock. See Note 9 to the Condensed Consolidated Financial Statements.

As of December 31, 2005, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements. Stockholders’ (deficiency) at that date was $(7,989,489).

We engaged in various transactions with related parties during the three months ended December 31, 2004 including the following:

•
We paid $28,000 to an entity which employs Jeffrey J. Raymond, the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, for consulting services. This amount was included in selling, general and administrative expense. The services provided included the identification of acquisition candidates, acquisition advisory services, due diligence, post-acquisition transition services, customer relations, accounts receivable collection and strategic planning advice.

•
Joseph J. Raymond, Jr., the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, is a 50% member in ALS, LLC, which is the holding company for Advantage. We were a party to an Outsourcing Agreement with ALS and pursuant to which ALS provided payroll outsourcing services for all our in-house staff, except for our corporate employees, and customer staffing requirements. As a result of this arrangement, all of our field personnel were employed by ALS until December 2005. We paid agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates to ALS. The total amount charged by ALS under this agreement was $17,226,000 in the three months ended December 31, 2005.

•
At December 31, 2005, we owed: $15,000 under a short term loan made to us by Joseph J. Raymond, our President and Chief Executive Officer; $41,000 under a demand note bearing interest at 10% per annum to a corporation owned by the son of Joseph J. Raymond; $10,123 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in August 2005 and $41,598 to a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which becomes due in full in May 2006.

•	Accounts payable and accrued expenses - related parties in the attached condensed consolidated balance sheets at December 31 and September 30, 2005, represents amounts due to ALS and Advantage.
•
The nephew of our Chairman, President and CEO is affiliated with Pinnacle Investment Partners, LP, which held 21,163 shares of our Series I Preferred Stock as of September 30, 2005. The Company also believes that PIP Management, Inc., which was designated as the advisor to the Series I holders, is also affiliated with Pinnacle Investment Partners, LP.

•
In December 2005, we sold substantially all of the assets, excluding accounts receivable, of certain other offices located in California and Arizona to ALS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Discontinued Operations/Acquisition or Disposition of Assets” and Note 5 to the Condensed Consolidated Financial Statements.

•
In December 2005, we sold substantially all of the assets, excluding accounts receivable and certain other items of three of our California offices to AI. The son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, is employed by an entity which serves as a consultant to Accountabilities, Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations/Acquisition or Disposition of Assets” and Note 5 to the Condensed Consolidated Financial Statements.

Contractual Obligations

Our aggregate contractual obligations are as follows:

		Payments Due by Fiscal Period (in Thousands)
			2007 -	2009 -
	Total	2006	2008	2010	Thereafter

Contractual Obligations:
Long-term debt obligations	$3,200	$2,182	$751	$267	$-
Operating lease obligations	383	244	139	-	-
Series A redemption payable	300	300	-	-	-
Earnout liability	86	86	-	-	-
Payroll tax liability (c)	989	650	337	-	-
TOTAL	$4,956	$3,462	$1,227	$267	$-

(a)	Exclusive of interest and penalties. Payments may be accelerated based upon future operating result benchmarks.

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

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets. Actual results could differ from those estimates. The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. As of December 31, 2005, there have been no material changes to any of the critical accounting policies contained therein.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

During fiscal 2005, we were subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our Loan and Security Agreement, as modified by the Forbearance Agreement with Capital Tempfunds, Inc. This credit agreement provided for a line of credit up to 85% of eligible accounts receivable, not to exceed $12,000,000. Advances under this credit agreement bore interest at a rate of prime plus 3%. The line or credit was terminated in December 2005 and no additional borrowings are permitted under the line of credit. In January 2006, STS entered into a Factoring Agreement, which provides for the sale of up to $1,500,000 of accounts receivable to Action. STS is charged interest at an annual rate of prime plus 1%, plus a monthly management fee of .6% on the daily average of unpaid balances. As a result, we continue to be subject to the risk of fluctuating interest rates.

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

As disclosed in Item 9A of our Form 10-K filed with the SEC on February 3, 2006, in connection with its audit of, and in the issuance of its report on our financial statements for the year ended September 30, 2004, Amper Politziner & Mattia, P.C. delivered a letter to the Audit Committee of our Board of Directors and our management that identified certain items that it considered to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner. Those material weaknesses arose due to (1) limited resources and manpower in the finance department; (2) inadequacy of the financial review process; and (3) inadequate documentation of certain financial procedures. While we believe that we have adequate policies, we agreed with our independent auditors that our implementation of those policies should be improved. As a result, although we were unable to expand the number of personnel in the accounting function due to financial constraints, we did provide additional training to existing staff which allowed us to increase redundancies in our system and improve our segregation of duties.

Except for the improvement noted above, there were no significant changes in our internal controls during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

Part II	Other Information
Item 1.	Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business. We do not believe that any currently pending litigation will have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Report on Form 10-K for the fiscal year ended September 30, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information with respect to the issuance of the Convertible Note in exchange for all of our outstanding shares of Series I Preferred Stock which was deemed effective as of December 28, 2005 was presented in our Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006.

Item 3.	Defaults Upon Senior Securities

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly. As of the date of the filing of this report, $110,000 is in arrears on the Series F Preferred Stock.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended December 31, 2005.

Item 5.	Other Information

Not applicable.

Item 6	Exhibits

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: February 17, 2006	By:	/s/ Joseph J. Raymond

Chairman of the Board of Directors, President and Chief Executive Officer

Date: February 17, 2006	By:	/s/ Michael A. Maltzman

Vice President and Chief Financial Officer Principal Financial and Accounting Officer