Form 10-K/A
period 2005-09-30
STRATUS SERVICES GROUP INC
filed 2006-03-31
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment on Form 10-K/A amends and restates in its entirety our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the "2005 10-K") as initially filed with the Securities and Exchange Commission (the "SEC") on February 3, 2006.

This Amendment is being filed to (i) delete the report of Amper Politziner & Mattia, P.C., our former auditor, on our financial statements as of and for the years ending September 30, 2004 and 2003 and to designate such financial statements as unaudited and (ii) amend Item 6 - Selected Financial Data, Item 7 - Management's Discussion and Analysis of financial Condition and Results of Operations and Item 9A - Disclosure Controls and Procedures to reflect certain revisions made in connection with the deletion of the 2003-2004 audit report and the designation of the fiscal 2003 and 2004 financial statements as unaudited.

This Amendment speaks as of the end of our fiscal year ended September 30, 2005 as required by Form 10-K or as of the date of the filing of the original 2005 10-K.  Except for the revisions as described above, it does not update any of the statements contained in the original 2005 10-K.  This Amendment contains forward-looking statements that were made at the time the original 2005 10-K was filed on February 3, 2006.  It must be considered in light of any subsequent statements, including forward-looking statements, in any reports made by us subsequent to the filing of the original 2005 10-K, including statements made in filings on Form 8-K or our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.

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

Year Ended September 30,
	2005	2004	2003	2002	2001
		(Unaudited)	(Unaudited)
Income statement data:
Revenues	$112,446	$102,028	$74,892	$45,860	$29,274
Gross profit		12,360	11,157	8,235	7,152
Operating (loss) from continuing operations	(5,477)	(937)	(2,642)	(3,320)	(3,790)
Net (loss) from continuing operations	(8,249)	(1,300)	(4,406)	(7,086)	(5,601)
Net (loss) from continuing operations attributable to common stockholders	(8,291)	(6,614)	(6,036)	(8,127)	(6,004)

Per share data:
Net (loss) from continuing operations attributable to common stockholders - basic	$(.48)	$(.87)	$(1.38)	$(3.08)	$(3.96)
Net (loss) from continuing operations attributable to common stockholders - diluted	$(.48)	$(.87)	$(1.38)	$(3.08)	$(3.96)
Cash dividends declared	—	—	—	—	—

Year Ended September 30,
	2005	2004	2003	2002	2001
		(Unaudited)	(Unaudited)
Balance sheet data:
Net working capital (deficiency)	$(12,096)	$(11,001)	$(7,979)	$(3,287)	$(1,546)
Long-term obligations, including current portion	1,920	2,649	4,001	3,296	3,153
Convertible debt	40	40	40	40	1,125
Put option liability	650	673	823	823	869
Redeemable convertible preferred stock	2,218	2,218	3,810	3,293	2,792
Stockholders’ equity (deficiency)	(9,874)	(4,507)	(4,915)	3,043	1,283
Total assets	18,798	27,907	25,151	24,031	22,268

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Unaudited Fiscal 2004 and 2003 Financial Statements

Our consolidated financial statements for the fiscal years ending September 30, 2004 and 2003 have been designated as unaudited as a result of the inability of the predecessor auditor to reissue its prior report on such financial statements as a result of it no longer being independent.  We have engaged the successor auditor to audit the fiscal 2004 and 2003 financial statements and expect that audited statements for such years will be filed with a further amendment of our 2005 10-K by May 31, 2006.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures tht are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of a material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

In March 2006, the Securities and Exchange Commission requested that we amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 to remove the audit report issued by Amper Politziner & Mattia, P.C., our predecessor auditor, on our financial statements as of and for the years ended September 30, 2004 and 2003 inasmuch as we had not obtained permission from the predecessor auditor to include such report in the filing as contemplated by Public Company Accounting Oversight Board Statements of Auditing Standards Section 508.  Our Chief Executive Officer and Chief Financial Officer have concluded tht the inclusion of the predecessor auditor report in our Form 10-K for the fiscal year ended September 30, 2005 represents a material weakness in our review of applicable financial reporting regulatory requirements when preparing our financial statements.  We intend to address the weakness in our review of the application of applicable financial reporting regulatory requirements by improving the training of our personnel and researching, identifying, analyzing, documenting and reviewing applicable regulatory requirements.

In connection with its audit of, and in the issuance of its report on our financial statements for the year ended September 30, 2004, Amper Politziner & Mattia, P.C. delivered a letter to the Audit Committee of our Board of Directors and our management that identified three items that it considered to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the American Institute of Certified Public Accountants.  A "material weakness" is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner.  Those material weaknesses arose due to (1) limited resources and manpower in the finance department; (2) inadequacy of the financial review process; and (3) inadequate documentation of certain financial procedures.  While we believe that we have adequate policies, we agreed with our independent auditors that our implementation of those policies should be improved.  As a result, although we were unable to expand the number of personnel in the accounting function due to financial constraints, we did provide additional training to existing staff which allowed us to increase redundancies in our system and improve our segregation of duties.

Notwithstanding the material weaknesses described above, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in the 2005 10-K and this Form 10-K/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect tht our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can  provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

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

10.26	Forbearance Agreement between the Company and Capital Temp Funds, Inc. (37)

10.27	Payment Plan Agreement between the Company and the California EDD. (38)

10.28	Management Agreement between the Company and ALS, LLC. Certain information has been omitted from this Agreement pursuant to an order granting confidential treatment. (38)

10.29	Letter Agreement between the Company and ALS, LLC terminating Management Agreement and reinstating Outsourcing Agreement, as amended. (39)

10.30	Fifth Amendment to Loan and Security Agreement to Forbearance Agreement. (39)

10.31	Employment Agreement of Michael A. Maltzman, CFO. (39)

10.32	Second Amendment to Outsourcing Agreement between Stratus Services Group, Inc. and ALS, LLC. (33)

10.33	Stratus Services Group, Inc. Non-Competition and Non-Solicitation Agreement. (33)

10.34	ALS, LLC Non-Competition and Non-Solicitation Agreement. (33)

10.35	Amended and Restated Forbearance Agreement between the Company and Capital Temp Funds, Inc. dated August 11, 2005. (40)

10.36	Forbearance Letter Agreement by and among the Company, ALS, LLC and Capital Temp Funds, Inc. dated August 11, 2005. (40)

10.37	Letter of Intent between the Company and Humana Trans Services Holding Corp. dated August 15, 2005. (40)

10.38	Letter Agreement between the Company, ALS, LLC and Capital Temp Funds regarding further extension of Forbearance dated August 25, 2005. (41)

10.39	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 1, 2005. (42)

10.40	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 1, 2005. (42)

10.41	Letter Agreement between the Company, ALS, LLC and Capital Temp Funds regarding further extension of Forbearance dated September 8, 2005. (43)

10.42	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 8, 2005. (43)

10.43	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated September 15, 2005. (44)

10.44	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 15 , 2005. (44)

10.45	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated September 29, 2005. (45)

10.46	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 29 , 2005. (45)

10.47	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated October 6, 2005. (46)

10.48	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated October 6 , 2005. (46)

10.49	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated October 12, 2005. (47)

10.50	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated October 12 , 2005. (47)

10.51	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated October 20, 2005. (34)

10.52	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated October 20 , 2005. (34)

10.53	Non-Competition and Non-Solicitation Agreement executed by Stratus Services Group, Inc. for the benefit of ALS, LLC. (34)

10.54	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated November 3, 2005. (48)

10.55	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated November 3, 2005. (48)

10.56	Letter of Intent between Stratus Services Group, Inc. and ALS, LLC dated November 1, 2005. (48)

10.57	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated November 17, 2005. (49)

10.58	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated November 17, 2005. (49)

10.59	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated November 23, 2005. (50)

10.60	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated November 23, 2005. (50)

10.61	Non-Competition and Non-Solicitation Agreement dated December 2, 2005 between Stratus Services Group, Inc. and ALS, LLC binding Stratus Services Group, Inc to the terms thereto. (51)

10.62	Non-Competition and Non-Solicitation Agreement dated December 5, 2005 between Stratus Services Group, Inc. and Accountabilities, Inc. binding Stratus Services Group, Inc to the terms thereto. (51)

10.63	Non-Competition and Non-Solicitation Agreement dated December 5, 2005 between Stratus Services Group, Inc. and Accountabilities, Inc. binding Accountabilities, Inc to the terms thereto. (51)

10.64	Non-Competition and Non-Solicitation Agreement dated December 7, 2005 between Stratus Services Group, Inc. and Source One Personnel binding Stratus Services Group, Inc. to the terms thereto. (51)

10.65
Non-Competition and Non-Solicitation Agreement dated December 7, 2005 between Stratus Services Group, Inc. and Tri-State Employment Service, Inc. binding Stratus Services Group, Inc. to the terms thereto. (51)

10.66
Non-Competition and Non-Solicitation Agreement dated December 7, 2005 between Stratus Services Group, Inc. and Tri-State Employment Service, Inc. binding Tri-State Employment Service, Inc. to the terms thereto. (51)

10.67	Exchange Agreement dated as of December 28, 2005 between Stratus Services Group, Inc. and Pinnacle Investment Partners, L.P. (51)

21	Subsidiaries of Registrant.(15)

23	Consent of E. Randall Gruber, CPA, P.C.(refiled herewith)

24	Power of Attorney (located on signature pages of Form 10-K being amended by this Form 10-K/A).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

*	Constitutes a management contract required to be filed pursuant to Item 14(c) of Form 10-K.

**	Constitutes a compensation plan required to be filed pursuant to Item 14(c) of Form 10-K.

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

Footnote 41	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2005.

Footnote 42	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2005.

Footnote 43	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2005.

Footnote 44	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on September 21, 2005.

Footnote 45	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2005.

Footnote 46	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2005.

Footnote 47	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2005.

Footnote 48	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2005.

Footnote 49	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 18, 2005.

Footnote 50	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2005.

Footnote 51	Incorporated by reference to similarly numbered exhibits to the Company's Form 10-K, as filed with the Securities and Exchange Commission on February 3, 2006 which is being amended by this Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: March 31, 2006	By:	/s/ Joseph J. Raymond
Joseph J. Raymond
Chairman of the Board of Directors, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Raymond	Chairman, Chief Executive Officer	March 31, 2006
Joseph J. Raymond	(Principal Executive Officer)

/s/ Michael A. Maltzman	Vice President and Chief Financial Officer	March 31, 2006
Michael A. Maltzman	(Principal Financing and Accounting Officer)

/s/*	Director	March 31, 2006
Norman Goldstein

* By: /s/ Joseph J. Raymond
Joseph J. Raymond
Attorney - in - Fact

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
		(Unaudited)
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

STRATUS SERVICES GROUP, INC.
Consolidated Statements of Operations

	Years Ended September 30,
	2005	2004	2003
		(Unaudited)	(Unaudited)

Revenues	$112,445,542	$102,028,066	$74,892,275

Cost of revenues	96,945,541	89,668,559	63,735,358

Gross profit	15,500,001	12,359,507	11,156,917

Selling, general and administrative expenses	16,974,613	13,296,137	13,046,355

Loss on impairment of goodwill	3,263,272	—	—

Other charges	739,119	—	753,000

Operating (loss) from continuing operations	(5,477,003)	(936,630)	(2,642,438)

Interest expense	(2,726,663)	(2,457,474)	(1,874,301)
Gain on redemption of Series A redeemable preferred stock	—	2,087,101	—
Other income (expense) (net)	(45,615)	7,108	111,062

(Loss) from continuing operations	(8,249,281)	(1,299,895)	(4,405,677)

Discontinued operations — income (loss) from discontinued operations	377,758	213,947	(1,350,422)
Gain (loss) on sale of discontinued operations	2,239,108	—	(21,020)
Net (loss)	(5,632,415)	(1,085,948)	(5,777,119)
(Loss) on exchange of Series E preferred stock	—	(3,948,285)	—
Dividends and accretion on preferred stock	(42,000)	(1,365,500)	(1,629,874)
Net (loss) attributable to common stockholders	$(5,674,415)	$(6,399,733)	$(7,406,993)

Basic:
(Loss) from continuing operations	$(.48)	$(.87)	$(1.38)
Earnings (loss) from discontinued operations	.15	.03	(.31)
Net (loss)	$(.33)	$(.84)	$(1.69)

Diluted:
(Loss) from continuing operations	$(.48)	$(.87)	$(1.38)
Earnings (loss) from discontinued operations	.15	.03	(.31)
Net (loss)	$(.33)	$(.84)	$(1.69)

Weighted average shares, outstanding per common share
Basic	17,115,983	7,640,304	4,377,729
Diluted	17,115,983	7,640,304	4,377,729

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2005	2004	2003
		(Unaudited)	(Unaudited)
Cash flows from (used in) operating activities
Net (loss) from continuing operations	$(8,249,281)	$(1,299,895)	$(4,405,677)
Net earnings (loss) from discontinued operations	2,616,866	213,947	(1,371,442)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	326,126	388,880	538,386
Amortization	382,842	419,643	393,982
Provision for doubtful accounts	1,000,000	525,000	875,000
Loss on impairment of goodwill	3,263,272	—	—
Deferred financing costs amortization	1,748	1,608	1,608
(Gain) loss on sales of discontinued operations	(2,239,108)	—	21,020
Restricted stock award expense	42,000	—	—
Common stock and warrants issued for fees	261,300	—	47,000
Imputed interest	73,392	82,167	66,832
Accrued interest	(26,853)	(153,228)	80,336
Dividends on preferred stock	(715)	468,155	—
(Gain) on redemption of Series A redeemable preferred stock	—	(2,087,101)	—
Loss on sale of property and equipment	—	11,453	—
Changes in operating assets and liabilities
Accounts receivable	1,612,166	(3,757,971)	(3,134,505)
Prepaid insurance	1,473,175	342,659	437,616
Prepaid expenses and other current assets	54,610	(16,239)	153,589
Other assets	91,878	(26,703)	(5,229)
Insurance obligation payable	(21,602)	37,469	(30,569)
Accrued payroll and taxes	(870,592)	(1,318,170)	644,967
Payroll taxes payable	(543,561)	131,735	2,560,734
Accounts payable and accrued expenses	3,892,635	4,509,749	694,221
Total adjustments	8,772,713	(440,894)	3,344,988
	3,140,298	(1,526,842)	(2,432,131)
Cash flows from (used in) investing activities
Purchase of property and equipment	(233,721)	(81,534)	(243,995)
Payments for business acquisitions	(136,000)	—	(61,644)
Net proceeds from (payments in connection with) sale of discontinued operations	(322,952)	—	1,120,770
Collection of notes receivable	20,343	18,605	4,594
	(672,330)	(62,929)	819,725
Cash flows from (used in) financing activities
Payments of registration costs	—	—	(374,365)
Proceeds from issuance of common stock	—	2,527,338	—
Proceeds from issuance of preferred stock	—	—	1,442,650
Proceeds from loans payable	125,000	12,337	879,000
Payments of loans payable	(115,241)	(617,147)	(636,391)
Proceeds from loans payable - related parties	665,000	—	587,337
Payments of loans payable - related parties	(792,852)	(263,762)	(200,000)
Payments of notes payable - acquisitions	(883,675)	(600,201)	(687,775)
Payment of put options liability		(150,000)	—
Net proceeds from (repayment of) line of credit	(2,097,381)	2,716,795	573,158
Cash overdraft	(9,761)	(674,565)	(32,444)
Redemption of preferred stock	(34,000)	(679,000)	—
Purchase of fractional shares of common stock	—	(51)	—
Dividends paid	(20,000)	—	(47,657)
	(3,162,910)	2,271,744	1,503,513
Net change in cash	(694,942)	681,973	(108,893)

Cash - beginning	735,726	53,753	162,646
Cash - ending	$40,784	$735,726	$53,753

Supplemental disclosure of cash paid
Interest	$2,404,231	$1,333,059	$2,042,821

Schedule of noncash investing and financing activities
Fair value of assets acquired	$358,500	$—	$1,266,519
Less: cash paid	(136,000)	—	(176,644)
Less: common stock and put options issued	(16,500)	—	—
Liabilities assumed	$206,000	$—	$1,089,875
Issuance of common stock upon redemption of Series A redeemable Preferred Stock	$—	$1,400,000	$—
Issuance of common stock in exchange for Series E Preferred Stock	$—	$6,568,215	$—
Issuance of Series I convertible preferred stock in exchange for Series E Preferred Stock	$—	$2,177,500	$—
Issuance of Series E Preferred Stock in exchange for Series H Preferred Stock	$—	$—	$508,250
Sale of discontinued operations:
Gain on sale	$(2,239,108)	$—	$—
Net assets sold	(377,265)	—	—
Cancellation of amounts due from related parties	(376,394)	—	—
Cancellation of accounts payable-related parties	3,315,719	—	—
Cash paid	$322,952	$—	$—

Issuance of common stock in exchange for accounts payable and accrued expenses	$—	$57,000	$37,500
Issuance of common stock for fees	$—	$—	$27,500
Issuance of common stock upon conversion of convertible preferred stock	$—	$572,500	$925,000
Issuance of Series E Preferred Stock in exchange for penalties	$—	$—	$362,792
Issuance of Series F Preferred Stock in exchange for accrued dividends	$—	$—	$84,943
Issuance of warrants for fees	$—	$—	$19,500
Accrued interest converted to loan payable	$21,600	$—	$—
Put option liability converted to loan payable	$18,000	$—	$—
Cumulative dividends and accretion on preferred stock	$42,000	$1,365,500	$1,582,217

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)
(Unaudited for the Years Ended September 30, 2003 and 2004)

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
(Unaudited for the Years Ended September 30, 2003 and 2004)

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
(Unaudited for the Years Ended September 30, 2003 and 2004)

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
(Unaudited for the Years Ended September 30, 2003 and 2004)

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
(Unaudited for the Years Ended September 30, 2003 and 2004)

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
(Unaudited for the Years Ended September 30, 2003 and 2004)

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
(Information for the Years Ended September 30, 2004 and 2003 is Unaudited)

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

Unaudited Consolidated Financial Statements
The consolidated financial statements for the years ended September 30, 2004 and 2003 have been marked as unaudited since the predecessor auditor is no longer independent and is unable to reissue their previous report with regard to these financial statements.  The company has engaged the successor auditor to audit these financial statements and expect to have its report filed with a Form 10K-A by May 31, 2006.

Revenue Recognition
The Company recognizes revenue as the services are performed by its workforce. The Company’s customers are billed weekly. At balance sheet dates, there are accruals for unbilled receivables and related compensation costs.

The following summarizes revenues:

	Years Ended September 30
	2005	2004	2003
		(Unaudited)	(Unaudited)

Staffing	$112,402,600	$101,980,658	$74,311,569

Payrolling	$42,942	$47,408	580,706
	$112,445,542	$102,028,066	$74,892,275

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented.

	Year Ended September 30,
	2005	2004	2003
		(Unaudited)	(Unaudited)

Numerator:
Basic EPS
Net (loss)	$(5,635,415)	$(5,034,233)	$(5,777,119)
Dividends and accretion on preferred stock	(42,000)	1,365,500	1,629,874

Net earnings (loss) attributable to common stockholders	$(5,674,415)	$(6,399,733)	$(7,406,993)

Denominator:
Basic EPS
Weighted average shares outstanding	17,115,983	7,640,304	4,377,729
Per share amount	$(.33)	$(.84)	$(1.69)

Effect of stock options and warrants	—	—	—

Dilutive EPS
Weighted average shares outstanding including incremental shares	17,115,983	7,640,304	4,377,729
Per share amount	$(.33)	$(.84)	$(1.69)

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

For SFAS No. 148 purposes, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	Years Ended September 30,
	2005	2004	2003
		(Unaudited)	(Unaudited)

Risk-free interest rate	4%	4%	4%
Dividend yield	0%	0%	0%
Expected life	4-7 years	4-7 years	4-7 years
Volatility	100%	100%	100%

If the Company had elected to recognize the compensation costs of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net loss and loss per share would have been adjusted to the proforma amounts below:

	Years Ended September 30,
	2005	2004	2003
		(Unaudited)	(Unaudited)

Net (loss) attributable to common stockholders,
as reported	$(5,674,415)	$(6,399,733)	$(7,406,993)

Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(613,097)	(880,370)	(1,974,862)

Pro forma net (loss) attributable to common
stockholders	$(6,287,512)	$(7,280,103)	$(9,381,855)

(Loss) from continuing operations per common
share attributable to common stockholders:
Basic - as reported	$(.33)	$(.84)	$(1.69)
Basic - pro forma	$(.37)	$(.95)	$(2.14)

Diluted - as reported	$(.33)	$(.84)	$(1.69)
Basic - pro forma	$(.37)	$(.95)	$(2.14)

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

The sale resulted in a gain of $2,239,108, computed as follows:

Sales price - cancellation of accounts payable - related parties	$3,315,719

Less costs of sale:
Cancellation of amounts due from ALS	(376,394)
Other costs (including $75,000 to a related party (see Note 10))	(322,952)

Balance	2,616,373
Net assets sold	377,265
Gain	$2,239,108

Assets of the Northern California offices are not shown separately on the balance sheet as of September 30, 2004, since they are not material.

The condensed statement of operations (Unaudited) for the discontinued Northern California offices is as follows:

	Years Ended September 30,
	2005	2004	2003
		(Unaudited)	(Unaudited)

Revenues	$1,699,934	$8,471,385	$10,087,390
Cost of revenues	1,451,073	7,465,466	8,518,230
Gross profit	248,861	1,005,919	1,569,160
Selling, general and administrative expenses	262,717	724,201	1,110,704
Operating income (loss)	(13,856)	281,718	458,456
Interest expense	(13,599)	(67,771)	(80,698)
Net earnings (loss)	$(27,455)	$213,947	$377,758

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

Note 6 -	Property and Equipment

Property and equipment consist of the following as of September 30:

	2005	2004
		(Unaudited)

Furniture and fixtures	$606,122	$717,917
Office equipment	90,526	136,011
Computer equipment	970,052	1,225,040
Computer software	46,196	216,153
Vans	113,697	113,697
	1,826,593	2,408,818
Accumulated depreciation	(1,352,435)	(1,811,402)
Net property and equipment	$474,158	$597,416

Note 7 -	Goodwill and other Intangible Assets

The changes in the carrying amount of goodwill for the years ended September 30 were as follows:

Balance as of September 30, 2002	$7,085,582

Disposal of certain branches (see Note 4) (Unaudited)	(1,269,229)

Balance as of September 30, 2003 and 2004 (Unaudited)	$5,816,353

Other adjustments	(3,263,272)
Balance as of September 30, 2005	$2,553,081

During fiscal year 2005, due to significant revenue declines in the Northeast branches, the Company recognized an impairment charge of $3,263,272.

Intangible assets consist of the following as of September 30:

	2005	2004
		(Unaudited)

Covenant-not-to-compete	$17,300	$144,600
Customer list	1,426,709	1,957,709
	1,444,009	2,102,309
Less: accumulated amortization	(754,827)	(1,020,373)
	$689,182	$1,081,936

Estimated amortization expense for each of the next five years is as follows:

For the Years Ending September 30,

2006	$178,000
2007	156,000
2008	153,000
2009	152,000
2010	50,000

Amortization expense of amortizable intangible assets for the years ended September 30, 2005, 2004 and 2003 was $382,842, $419,643 and $393,982, respectively.

Note 8 -	Loans Payable

Loans payable consist of the following as of September 30:

			2005	2004
				(Unaudited)

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
		(Unaudited)

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
		(Unaudited)

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

	2005	2004	2003
		(Unaudited)	(Unaudited)
Income taxes (benefit) is comprised of:
Current	$—	$—	$—
Deferred	(1,014,000)	(1,162,000)	(2,751,000)
Change in valuation allowance	1,014,000	1,162,000	2,751,000
	$—	$—	$—

At September 30, 2005, the Company has available the following federal net operating loss carryforwards for tax purposes:

Expiration Date Year Ending September 30,

2012	$122,000
2018	1,491,000
2019	392,000
2021	4,860,000
2022	4,407,000
2023	6,089,000
2024	2,405,000
2025	1,239,000

The utilization of the net operating loss carryforwards may be limited due to certain factors, including changes in control.

The effective tax rate on net earnings (loss) varies from the statutory federal income tax rate for periods ended September 30, 2005, 2004 and 2003.

	2005	2004	2003
		(Unaudited)	(Unaudited)

Statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes net	(6.0)	(6.0)	(6.0)
Other differences, net	—	—	—
Valuation allowance	40.0	40.0	40.0
Benefit from net operating loss carryforwards	—	—	—
	—%	—%	—%

Note 14 -	Preferred Stock

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

Note 15 -	Other Charges

Other charges are comprised of the following:

	Years Ended September 30,
	2005	2004	2003
		(Unaudited)	(Unaudited)
Adjustments to reserves and premiums -
prior years’ workers’ compensation insurance policies	$591,619	$—	$1,186,000

Write-off investment	61,000	—	—

Other	86,500	—	—
	739,119		1,186,000

Included in discontinued operations	—	—	433,000
	$739,119	$—	$753,000

Note 16 -	Commitments and Contingencies

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
		(Unaudited)

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