Form 10-Q
period 2006-03-31
STRATUS SERVICES GROUP INC
filed 2006-05-15
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of Common Stock, $.04 par value, outstanding as of May 10, 2006 was 51,668,646.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
Assets	2006	2005
(Unaudited)		(Unaudited)
Current assets
Cash	$53,541	$40,784
Accounts receivable-less allowance for doubtful accounts of $697,000
and $3,039,000	1,694,181	11,591,026
Unbilled receivables	89,728	2,484,799
Notes receivable (current portion)	80,000	39,016
Due from related party	789,264	-
Prepaid insurance	270,242	455,881
Prepaid expenses and other current assets	97,207	264,485
Assets held for sale	-	3,656,539
	3,074,163	18,532,530

Notes receivable (net of current portion)	-	47,593
Property and equipment, net of accumulated depreciation	175,001	182,606
Other assets	10,081	34,906
	$3,259,245	$18,797,635

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$73,450	$73,450
Loans payable - related parties	102,721	111,723
Notes payable - acquisitions (current portion)	218,822	182,439
Note payable - related party (current portion)	375,000	-
Line of credit	887,678	8,931,689
Cash overdraft	-	14,731
Insurance obligation payable	13,470	113,373
Accounts payable and accrued expenses	4,364,845	4,574,587
Accounts payable - related parties	-	1,232,342
Accrued payroll and taxes	89,872	284,834
Payroll taxes payable	3,985,314	4,160,539
Series A redemption payable	300,000	300,000
Series I convertible preferred stock (including unpaid dividends of
$40,091)	-	2,217,591
Liabilities held for sale	-	5,494,279
	10,411,172	27,691,577

Notes payable - acquisitions (net of current portion)	430,720	490,848
Note payable - related party (net of current portion)	511,850	-
Payroll taxes payable	186,546	449,046
Convertible debt	40,000	40,000
	11,580,288	28,671,471
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
(including unpaid dividends of $115,000 and $94,000)	715,000	694,000

Common stock, $.04 par value, 100,000,000 shares authorized; 41,196,422
and 19,606,423 shares issued and outstanding	1,647,857	784,257

Additional paid-in capital	16,375,728	17,097,288
Accumulated deficit	(27,084,328)	(28,474,081)
Total stockholders’ equity (deficiency)	(8,321,043)	(9,873,836)
	$3,259,245	$18,797,635

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenues	$1,190,086	$1,121,881	$2,423,944	$2,234,727

Cost of revenues ($90,138, $7,572, $479,873
and $15,497 to related parties	871,568	809,876	1,693,824	1,595,760

Gross profit	318,518	312,005	730,120	638,967

Selling, general and administrative expenses	761,471	1,267,438	2,007,504	2,352,248

Operating income (loss) from continuing operations	(442,953)	(955,433)	(1,277,384)	(1,713,281)

Interest expense	(84,457)	(259,199)	(383,808)	(466.994)
Other income (expense)	38,572	26,332	(18,737)	(19,273)
(Loss) from continuing operations	(488,838)	(1,188,300)	(1,679,929)	(2,199,548)
Discontinued operations - income (loss) from discontinued operations	(200,000)	218,900	(307,044)	1,243,892
Gain on sale of discontinued operations (net)	220,284	-	3,376,726	-

Net earnings (loss)	(468,554)	(969,400)	1,389,753	(955,656)
Dividends on preferred stock	(10,500)	(10,500)	(21,000)	(21,000)

Net earnings (loss) attributable to common stockholders	$(479,054)	$(979,900)	$1,368,753	$(976,656)

Net earnings (loss) per share attributable to common stockholders
Basic:
(Loss) from continuing operations	$(.01)	$(.07)	$(.06)	$(.13)
Earnings (loss) from discontinued operations	-	.01	.11	.07
Net earnings (loss)	$(.01)	$(.06)	$.05	$(.06)

Diluted:
(Loss) from continuing operations	$(.01)	$(.07)	$(.06)	$(.13)
Earnings (loss) from discontinued operations	-	.01	.11	.07
Net earnings (loss)	$(.01)	$(.06)	$.05	$(.06)

Weighted average shares outstanding per common share
Basic	36,055,682	16,833,965	28,158,364	16,827,085
Diluted	36,055,682	16,833,965	28,689,714	16,827,085

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2006	2005

Cash flows from operating activities
Net (loss) from continuing operations	$(1,679,929)	$(2,199,548)
Net earnings - discontinued operations	3,069,682	1,243,892
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	73,340	163,575
Amortization	41,902	209,111
Provision for doubtful accounts	-	300,000
Deferred financing costs amortization	-	804
Stock compensation	92,000	-
Gain on sale of discontinued operations	(3,376,726)	-
Imputed interest	15,254	37,854
Dividends on preferred stock	163,625	129,515
Intrinsic value of beneficial conversion feature of convertible preferred stock	1,674	-
Changes in operating assets and liabilities
Accounts receivable	10,262,020	567,690
Prepaid insurance	185,639	732,514
Prepaid expenses and other current assets	238,930	6,883
Other assets	23,825	22,259
Insurance obligation payable	(99,903)	(134,975)
Accrued payroll and taxes	(194,962)	(830,850)
Payroll taxes payable	(437,725)	(418,365)
Accounts payable and accrued expenses	(1,508,853)	1,197,996
Accrued interest	20,578	(37,155)
Total adjustments	5,300,618	1,946,856
	6,890,371	991,200
Cash flows (used in) investing activities
Purchase of property and equipment	(27,582)	(126,707)
Cash received in connection with sale of discontinued operations
(net of $10,000 in costs in 2006) (including $460,736 from a related party)	702,581	-
Collection of notes receivable	6,609	6,669
Payments for business acquisitions	-	(136,000)
	681,608	(256,038)
Cash flows (used in) financing activities
Net repayment of line of credit	(6,071,490)	(717,749)
Payments of loans payable	-	(37,964)
Proceeds from loans payable - related parties	-	650,000
Payments of loans payable - related parties	(9,002)	(634,761)
Payments of note payable - related party	(1,425,000)	-
Payments of notes payable - acquisitions	(38,999)	(487,119)
Cash overdraft	(14,731)	(24,492)
Redemption of preferred stock	-	(34,000)
Dividends paid	-	(15,000)
	(7,559,222)	(1,301,085)
Net change in cash	12,757	(565,923)
Cash - beginning	40,784	735,726
Cash - ending	$53,541	$169,803

See notes to condensed consolidated financial statements

Supplemental disclosure of cash paid
Interest	$342,987	$760,881
Schedule of noncash investing and financing activities
Business acquired
Fair value of net assets acquired	$-	$358,500
Less: cash paid	-	(136,000)
Less: common stock issued	-	(16,500)
Liabilities assumed	$-	$206,000
Sale of discontinued operations:
Gain on sale	$3,156,442	$-
Net assets sold	1,683,783	-
Cancellation of accounts payable - related parties (net)	(3,541,364)	-
Due from related party	(1,250,000)	-
Accrued expenses	50,000	-
Net cash received	$98,861	$-

Issuance of common stock upon conversion of convertible preferred stock	$24,366	$-
Cumulative dividends on preferred stock	$21,000	$21,000
Accrued interest converted to loan payable	$-	$21,600
Put option liability converted to loan payable	$-	$18,000

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

Until December 2005, Stratus Services Group, Inc. together with its 50%-owned consolidated joint venture, (the “Company”) was a national provider of staffing and productivity consulting services. Prior to December 2005, the Company operated a network of 29 offices in 7 states. In December 2005, the Company completed a series of asset sales transactions pursuant to which it sold substantially all of the assets that it used to conduct its staffing services business (see Note 6). As a result, the Company is no longer conducting active staffing services for any clients and is not operating any branch offices. The Company plans to focus on expanding its information technology staffing solutions business, which is conducted through its 50% owned consolidated joint venture, Stratus Technology Services, LLC (“STS”) (see Notes 1 and 12).

NOTE 2 -	LIQUIDITY

At March 31, 2006, the Company had limited liquid resources. Current liabilities were $10,411,172 and current assets were $3,074,163. The difference of $7,337,009 is a working capital deficit, which is primarily the result of losses incurred during the last four years. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis, to fund the operation and capital needs, and to obtain additional financing as may be necessary.

Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company’s plans. The steps included closing branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expense, and most significantly, the asset sales transactions that were completed in December 2005 (see Note 5).

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

The following table illustrates, for the three and six months ended March 31, 2005, the effect on net (loss) and net (loss) per share had compensation expense for the employee stock-based plans been recorded based on the fair value method using the Black-Scholes option pricing model under SFAS No. 123, as amended:

	Three Months	Six Months
	Ended	Ended
	March 31, 2005	March 31, 2005

Net (loss), as reported	$(979,900)	$(976,656)
Deduct: total stock-based compensation expense determined under fair value method	(187,442)	(374,884)
Net loss, as adjusted	$(1,167,342)	$(1,351,540)
Basic and diluted net loss per share:
As reported	$(.06)	$(.06)
As adjusted	$(.07)	$(.08)

During the six months ended March 31, 2006, the Company issued an aggregate of 11,500,000 shares of its common stock to three employees, a director, three former directors and a consultant. In connection therewith, the value of the shares was based on the market price at date of issuance and accordingly, $92,000 was charged to operations.

NOTE 4 -	NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments,” (SFAS No. 155), which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (SFAS 156”). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as a servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method of the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 5 -	EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. There were no dilutive shares for the three months ended March 31, 2006 and 2005. There were 531,350 and -0- dilutive shares for the six months ended March 31, 2006 and 2005. Outstanding common stock options and warrants not included in the computation of earnings per share for the three and six months ended March 31, 2006 and 2005, totaled 18,611,403 and 17,111,403, respectively. These options and warrants were excluded because their inclusion would have an anti-dilutive effect on earnings per share.

NOTE 6 -	DISCONTINUED OPERATIONS

(a)
In December 2005, the Company completed the following series of transactions pursuant to which it sold substantially all of the assets used to conduct its staffing services business, other then the IT staffing solutions business that is conducted through the Company’s 50% owned joint venture, STS.

(i)
On December 2, 2005, the Company completed the sale, effective as of November 21, 2005, of substantially all of the tangible and intangible assets, excluding accounts receivable, of several of its offices located in the Western half of the United States (the “ALS Purchased Assets”) to ALS, LLC (“ALS”), a related party (see Note 12). The offices sold were the following: Chino, California; Colton, California; Los Nietos, California; Ontario, California; Santa Fe Springs, California and the Phoenix, Arizona branches and the Dallas Morning News Account (the “Western Offices”). Pursuant to the terms of an Asset Purchase Agreement between the Company and ALS dated December 2, 2005 (the “ALS Asset Purchase Agreement”), the purchase price for the ALS Purchased Assets is payable as follows:

•	$250,000 was payable over the 60 days following December 2, 2005, at a rate no faster than $125,000 per 30 days;

•	$1,000,000 payable by ALS will be paid directly to certain taxing authorities to reduce the Company’s tax obligations; and

•	$3,537,000 which was paid by means of the cancellation of all net indebtedness owed by the Company to ALS outstanding as of the close of business on December 2, 2005.

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

For purposes of calculating the amount owed by TES to the Company, in no event shall the aggregate annual sales to such clients exceed $25,000,000. In addition, on or before April 15, 2006, TES will be required to prepare a reconciliation reflecting collections from accounts receivable included in the TES Purchased Assets. To the extent collections from such accounts receivable are less than invoice sales, TES is entitled to offset against future payments to the Company an amount equal to two percent of the amount of such shortfall. If after April 15, 2006, TES collects any amounts reflected on its reconciliation as being uncollected, TES will remit to the Company two percent of such additional collections.

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

(b)	Effective as of June 5, 2005 (the “Effective Date”), the Company sold substantially all of the assets, excluding accounts receivable of its six Northern California offices to ALS (see Note 11).

The consolidated financial statements for all periods presented have been restated to reflect discontinued operations of the aforementioned asset sales. The operating results of discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenues	$-	$28,663,844	$18,265,587	$60,679,049
Cost of revenues	-	24,798,428	16,215,630	52,406,502
Gross profit	-	3,865,416	2,046,957	8,272,547
Selling, general and administrative expenses	-	3,259,184	1,950,622	6,405,593
Other charges	-	173,261	-	173,621
Operating income	-	432,971	96,335	1,693,693
Interest expense	-	(214,227)	(205,056)	(446,247)
Other income (expense)	(200,000)	156	(198,323)	(3,554)
Net income (loss)	$(200,000)	$218,900	$(307,044)	$1,243,892

Assets of the discontinued operations have been reflected in the condensed consolidated balance sheet as current assets held for sale. The liabilities that were assumed or cancelled by the purchasers are reflected as current liabilities held for sale. The following is a summary of assets and liabilities of discontinued operations at September 30, 2005:

September 30,
2005

Pre-paid expenses and other current assets	$61,781
Property and equipment, net	291,552
Goodwill	2,553,081
Intangible assets, net	689,182
Other assets	60,943
Total assets of discontinued operations	$3,656,539

Loans payable	125,000
Notes payable - acquisitions	936,820
Accounts payable and accrued expenses	185,037
Accounts payable - related parties	3,597,422
Put options liability	650,000
Total liabilities of discontinued operations	$5,494,279

The gain (loss) on sale of discontinued operations for the three months and six months ended March 31, 2005 is summarized as follows:

	Three Months	Six Months
	Ended	Ended
	March 31, 2006	March 31, 2006
Sold to:
ALS	$-	$4,340,459
AI	92,836	(204,601)
SOP	46,681	(284,584)
TES	80,767	(414,548)
	220,284	3,436,726

Other costs of sales	-	(60,000)
Gain on sale of discontinued operations	$220,284	$3,376,726

The above gain includes earnout payments of $220,284 and $294,145 in the three and six months ended March 31, 2006, respectively.

NOTE 7 -	LINE OF CREDIT

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

In connection with the Company and the Lender entering into the Amended Forbearance Agreement, the Company, the Lender and ALS also entered into the ALS Forbearance, whereby ALS agreed to forbear, through August 25, 2005, from enforcing payment defaults under the Company’s Outsourcing Agreement (see Note 12). All of the Company’s obligations under the Company’s Outsourcing Agreement with ALS were satisfied in connection with the sale of assets to ALS which occurred in December 2005 (see Note 5).

On January 3, 2006, the Company’s consolidated 50% owned joint venture, STS (see Notes 1 and 12), entered into a factoring and security agreement (the “Factoring Agreement”) with Action Capital Corporation (“Action”). The Factoring Agreement provides for the sale of up to $1,500,000 of acceptable accounts receivable of STS to Action. Action reserves and withholds an amount in a reserve account equal to 10% of the face amount of accounts receivable purchased under the Factoring Agreement. Action has full recourse against STS including, without limitation, the right to charge-back or sell back any accounts receivable, if not paid within 90 days of the date of purchase. The Factoring Agreement provides for STS to pay interest of prime plus 1% plus a monthly fee of .6% on the daily average of unpaid advances.

The prime rate at March 31, 2006 was 7.75%.

NOTE 8 -	PAYROLL TAX LIABILITIES

During fiscal 2003, the Company was notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against the Company. As of March 31, 2006, there was still an aggregate of $4.1 million in delinquent payroll taxes outstanding which are included in “Payroll taxes payable” on the balance sheet. Judgment has not been entered against the Company in California. While judgment has been entered against the Company in New Jersey, no actions have been taken to enforce same.

On January 7, 2005, the Company entered into a payment plan agreement with the EDD with regard to the Company’s past due and unpaid unemployment taxes.

The Company is to continue to pay $12,500 per week to be first applied to its unpaid employment tax liability of $776,546 (as of March 31, 2006) for periods prior to the second quarter 2004; then to second quarter 2004 and third quarter 2004 employment taxes to the extent not already paid, then to interest and then to penalties.

The weekly payment of $12,500 is to increase for a three month period following any quarter in which the Company’s reported income is above $200,000 based on a percentage increase tied to the amount in excess of $200,000. The Company believes that consistent with the parties’ intentions when entering into the Plan, the gain on sale of discontinued operations, which resulted in no cash to the Company, would be excluded from reported income for purposes of the Plan.

NOTE 9 -	INCOME TAXES

No income tax expense was recorded in the six months ended March 31, 2006, because the Company recognized a deferred tax benefit resulting from the utilization of the Company’s net operating loss carryforwards.

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

Pinnacle Investment Partners, LP (“Pinnacle”), the holder of the shares of the Company’s Series I Preferred Stock (see Note 11) notified the Company that the Company was in default of its obligations to pay $30,000 of the $174,200 cash portion of the advisory fee which was required to be paid in connection with the Company’s election to extend the date by which it was required to redeem the Series I Preferred Stock to August 5, 2006. The Company was also in default for non-payment of $40,091 of dividends on the Series I Preferred Stock that were due on September 30, 2005.

The Company permitted Pinnacle to convert 41 shares of Series I Preferred Stock into 840,000 shares of common stock in October 2005 as a result of the payment defaults.

In December 2005, the Company permitted Pinnacle to convert an aggregate of 203 shares of Series I Preferred Stock into 3,000,000 shares of Common Stock and agreed to pay to Pinnacle a default fee of $100,000.

On January 13, 2006, the Company entered into an agreement with Pinnacle, pursuant to which the Company issued to Pinnacle, effective December 28, 2005, a secured convertible promissory note (the “Convertible Note”) (see Note 10) in the aggregate principal amount of $2,356,850 in exchange for 21,531 shares of the Company’s Series I Preferred Stock held by Pinnacle. As a result of the exchange, there are no longer any shares of Series I Preferred Stock outstanding, and the Company no longer has any obligation to pay to Pinnacle any amounts owed to it under the terms of the Series I Preferred Stock, including $103,716 of unpaid dividends which had accrued through December 28, 2005.

NOTE 11 -	NOTE PAYABLE - RELATED PARTY

The Convertible Note, payable to Pinnacle (see Notes 10 and 12), which is secured by substantially all of the Company’s assets, becomes due as follows:

• $1,800,000 was due and payable in cash upon the earlier of the Company’s receipt of $1,800,000 of accounts receivable or March 15, 2006. At March 31, 2006, $375,000 of this has not been paid.

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

• $225,000 of the principal amount and unpaid accrued interest thereon is convertible into the Company’s common stock at a conversion price of $0.0072. During the six months ended March 31, 2006, $45,000 of principal was converted into 6,249,999 shares of the Company’s common stock.

Pinnacle may not convert the Convertible Note to the extent that the conversion would result in Pinnacle owning in excess of 9.999% of the then issued and outstanding shares of common stock of the Company. Pinnacle may waive this conversion restriction upon not less than 60 days prior notice to the Company.

NOTE 12 -	RELATED PARTY TRANSACTIONS

Consulting Fees
An entity which employs the son of the Chief Executive Officer of the Company (the “CEO”) provided consulting services to the Company. Consulting expense was $44,000 and $94,651 for the six months ended March 31, 2006 and 2005, respectively. Included in the $44,000 is a charge of $16,000 in connection with the issuance of 2,000,000 shares of the Company’s common stock to the entity. The Company has paid consulting fees to an entity whose stockholder is another son of the CEO of the Company. Consulting fees amounted to $-0- and $50,000 for the six months ended March 31, 2006 and 2005, respectively.

Joint Venture
The Company provides information technology staffing services through a joint venture, STS (see Note 1), in which the Company has a 50% interest. A son of the CEO of the Company has a majority interest in the other 50% venturer.

Payroll Outsourcing
The Company was a party to an Outsourcing Agreement with ALS pursuant to which ALS and its affiliate, Advantage Services Group, LLC (“Advantage”), were to provide payroll outsourcing services for all of the Company’s in-house staff, except for its corporate employees, and customer staffing requirements. As a result of this arrangement, all of the Company’s field personnel were employees of ALS. The Company paid agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates. On June 10, 2005, the Company entered into a Second Addendum to Outsourcing Agreement with ALS, which, among other things, reduced certain rates charged by ALS to the Company. The total amount charged by ALS under this agreement and similar agreements previously in effect between the parties was $17,326,000 and $48,245,000 in the six months ended March 31, 2006 and 2005, respectively. Accounts payable - related parties in the attached condensed consolidated balance sheets at September 30, 2005, represents amounts due to ALS and Advantage.

The Company terminated the Outsourcing Agreement effective February 3, 2006.

Other
An entity through which the son of the CEO is employed is a consultant to AI (see Note 6).

The nephew of the CEO of the Company is affiliated with Pinnacle Investment Partners, LP, the holder of the shares of the Company’s Series I Preferred Stock (see Notes 9 and 10). The Company believes that PIP Management Inc., which has been designated as the advisor to the Series I holders (see Notes 9 and 10), is also affiliated with Pinnacle Investment Partners, LP.

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

(a)
On December 2, 2005, we completed the sale, effective as of November 21, 2005, of substantially all of the tangible and intangible assets, excluding accounts receivable, of several of our offices located in the Western half of the United States (the “ALS Purchased Assets”) to ALS, LLC (“ALS”). The offices sold were the following: Chino, California; Colton, California; Los Angeles, California; Los Nietos, California; Ontario, California; Santa Fe Springs, California and the Phoenix, Arizona branches and the Dallas Morning News Account (the “Western Offices”). Pursuant to the terms of an Asset Purchase Agreement between us and ALS dated December 2, 2005 (the “ALS Asset Purchase Agreement”), the purchase price for the ALS Purchased Assets is payable as follows:

•	$250,000 was payable over the 60 days following December 2, 2005, for our documented cash flow requirements, all of which is payable at a rte no faster than $125,000 per 30 days;

•	$1,000,000 payable by ALS will be paid directly to certain taxing authorities to reduce our tax obligations; and

•	$3,537,000 which was paid by means of the cancellation of all net indebtedness owed by us to ALS outstanding as of the close of business on December 2, 2005.

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

The foregoing transactions resulted in a $3,376,726 net gain on sale of discontinued operations which is summarized as follows:

Sold to:
ALS	$4,340,459
AI	(204,601)
SOP	(284,584)
TES	(414,548)
3,436,726

Other costs of sales	(60,000)
Gain on sale of discontinued operations	$3,376,726

The above gain includes earnout payments of $294,145.

Continuing Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. Revenues increased 6.1% to $1,190,086 for the three months ended March 31, 2006 from $1,121,881 for the three months ended March 31, 2005. This increase was primarily a result of an increase in billable hours.

Gross Profit. Gross profit increased 2.1% to $318,518 for the three months ended March 31, 2006 from $312,005 for the three months ended March 31, 2005, primarily as a result of increased revenues. Gross profit as a percentage of revenues decreased to 26.8% for the three months ended March 31, 2006 from 27.8% for the three months ended March 31, 2005. This decrease was a result of decreased permanent placements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased 39.9% to $761,471 for the three months ended March 31, 2006 from $1,267,438 for the three months ended March 31, 2005. Selling, general and administrative expenses as a percentage of revenues decreased to 64.0% for the three months ended March 31, 2006 from 113.0% for the three months ended March 31, 2005.

As a result of the asset sales transactions completed in December 2005, the Company began reducing its corporate overhead structure to be more in line with the remaining revenues. These reductions were substantially completed in February 2006 and we anticipate that quarterly SG&A will be reduced by approximately $200,000.

Interest Expense. Interest expense decreased 67.4% to $84,457 for the three months ended March 31, 2006 from $259,199 for the three months ended March 31, 2005.

Interest expense as a percentage of revenues decreased to 7.1% for the three months ended March 31, 2006 from 23.1% for the three months ended March 31. 2005. The decrease was a result of the decrease in outstanding debt.

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net loss attributable to common stockholders of $479,054, for the three months ended March 31, 2006 compared to a net loss attributable to common stockholders of $979,900 for the three months ended March 31, 2005.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Revenues. Revenues increased 8.5% to $2,423,944 for the six months ended March 31, 2006 from $2,234,727 for the six months ended March 31, 2005. This increase was primarily a result of an increase in billable hours.

Gross Profit. Gross profit increased 14.3% to $730,120 for the six months ended March 31, 2006 from $638,967 for the six months ended March 31, 2005, primarily as a result of increased revenues. Gross profit as a percentage of revenues increased to 30.1% for the six months ended March 31, 2006 from 28.6% for the six months ended March 31, 2005. This increase was a result of increased permanent placements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased 14.7% to $2,007,504 for the six months ended March 31, 2006 from $2,352,248 for the six months ended March 31, 2005. Selling, general and administrative expenses as a percentage of revenues decreased to 82.8% for the six months ended March 31, 2006 from 105.3% for the six months ended March 31, 2005. SG&A in the six months ended March 31, 2006, includes $350,000 of fees charged to us by our former lender in connection with the Forbearance Agreement, the Amended Forbearance Agreement and the various extensions thereof (see Note 6 to the Condensed Consolidated Financial Statements).

As a result of the asset sales transactions completed in December 2005, the Company began reducing its corporate overhead structure to be more in line with the remaining revenues. These reductions were substantially completed in February 2006 and we anticipate that quarterly SG&A will be reduced by approximately $200,000.

Interest Expense. Interest expense decreased 17.8% to $383,808 for the six months ended March 31, 2006 from $466,994 for the six months ended March 31, 2005. Interest expense in the six months ended March 31, 2006, includes $100,000 of the principal amount of the Convertible Note issued in exchange for our Series I Preferred Stock that was attributable to the settlement of our obligation to pay certain advisory fees and dividend payments under the terms of the Series I Preferred Stock. (see Note 9 to the Condensed Consolidated Financial Statements). Interest expense as a percentage of revenues decreased to 15.8% for the six months ended March 31, 2006 from 20.9% for the six months ended March 31, 2005. The decrease was a result of the decrease in outstanding debt.

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net loss attributable to common stockholders of $1,700,929 for the six months ended March 31, 2006 compared to a net loss attributable to common stockholders of $2,220,548 for the six months ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, we had limited liquid resources. Current liabilities were $10,411,172 and current assets were $3,074,163. The difference of $7,337,009 is a working capital deficit, which is primarily the result of losses incurred during the last four years. This condition raises substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net cash provided by operating activities was $6,890,371 and $991,200 in the six months ended March 31, 2006 and 2005, respectively.

Net cash provided by (used in) investing activities was $681,608 and $(256,038) in the six months ended March 31, 2006 and 2005, respectively. Net cash received in connection with the sale of discontinued operations was $702,581, including earnout payments of $216,845, in the six months ended March 31, 2006. Cash used for capital expenditures was $27,582 and $126,707 in the six months ended March 31, 2006 and 2005, respectively. We used $136,000 in connection with an acquisition in March 2005.

Net cash used in financing activities was $7,559,222 and $1,301,085 in the six months ended March 31, 2006 and 2005, respectively. We had net repayments of $6,091,490 and $717,749 under our line of credit in the six months ended March 31, 2006 and 2005, respectively. Net short-term on repayments were $48,001 and $22,725 in the six months ended March 31, 2006 and 2005, respectively. During the six months ended March 31, 2005, our Chief Executive Officer loaned an aggregate of $650,000 to us, of which $550,000 was repaid during the six months ended March 31, 2005. Payments of notes payable - acquisitions was $38,999 and $487,119 in the six months ended March 31, 2006 and 2005, respectively. We paid $1,425,000 in the six months ended March 31, 2006, against a note payable to Pinnacle Investment Partners, LP, a related party.

Our principal uses of cash through December 2005 were to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, start-up expenses of new offices, expansion of services offered, workers’ compensation, general liability and other insurance coverages, debt service and costs relating to other transactions such as acquisitions. Temporary employees were paid weekly, as were payments under our payroll outsourcing agreements with related parties (see Note 12 to the Condensed Consolidated Financial Statements).

Through December 2005, we had a loan and security agreement (the “Loan Agreement”) with Capital Temp Funds, Inc. (the “Lender”) which provided for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. Until April 10, 2003, advances under the Loan Agreement bore interest at a rate of prime plus 1 1/2%. The Loan Agreement restricted our ability to incur other indebtedness, pay dividends and repurchase stock. Effective April 10, 2003, we entered into a modification of the Loan Agreement which provided that borrowings under the Loan Agreement would bear interest at 3% above the prime rate. Borrowings under the Loan Agreement were collateralized by substantially all of our assets. As of September 30, 2005, $8,931,689 was outstanding under the credit agreement.

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

In January 2006, STS entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Action Capital Corporation (“Action”) which provides for the sale of up to $1,500,000 of accounts receivable of STS to Action. Action will reserve and withhold in a reserve account, an amount equal to 10% of the face amount of accounts receivable purchased under the Factoring Agreement. Action has full recourse against STS, including the right to charge-back or sell back any accounts receivable if not paid within 90 days of the date of purchase. The Factoring Agreement provides for interest at an annual rate of prime plus 1% plus a monthly fee of .6% on the daily average of unpaid balances. The prime rate at March 31, 2006 was 7.75%.

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

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against us. As of March 31, 2006, there was still an aggregate of $4.1 million in delinquent payroll taxes outstanding, including interest and penalties, which are included in “Payroll taxes payable” on the balance sheet as of March 31, 2006. Judgment has not been entered against us in California. While judgment has been entered against us in New Jersey, no actions have been taken to enforce same. On January 7, 2005, we entered into a payment plan agreement with the EDD, which requires us to pay $12,500 per week to the EDD. The $12,500 weekly payment is subject to increase for a three month period following any quarter in which our reported income exceeds $200,000, based upon a percentage related to the amount of increase above $200,000.

In January 2006 we entered into an agreement with the holder of all of the outstanding shares of our Series I Preferred Stock pursuant to which we issued to the holder, effective as of December 28, 2005, a secured convertible promissory note in the aggregate principal amount of $2,356,750 in exchange for all of such shares of Series I Preferred Stock. (See Notes 10 and 11 to the Condensed Consolidated Financial Statements).

As of March 31, 2006, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements. Stockholders’ (deficiency) at that date was $(8,321,043).

We engaged in various transactions with related parties during the six months ended March 31, 2006 including the following:

•
We paid $44,000 to an entity which employs Jeffrey J. Raymond, the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, for consulting services. This amount was included in selling, general and administrative expense and includes a charge of $16,000 in connection with the issuance of 2,000,000 shares of our Common Stock to the entity. The services provided included the identification of acquisition candidates, acquisition advisory services, due diligence, post-acquisition transition services, customer relations, accounts receivable collection and strategic planning advice.

•
Joseph J. Raymond, Jr., the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, is a 50% member in ALS, LLC, which is the holding company for Advantage. We were a party to an Outsourcing Agreement with ALS and pursuant to which ALS provided payroll outsourcing services for all our in-house staff, except for our corporate employees, and customer staffing requirements. As a result of this arrangement, all of our field personnel were employed by ALS until December 2005. We paid agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates to ALS. The total amount charged by ALS under this agreement was $17,326,000 in the six months ended March 31, 2006.

•
At March 31, 2006, we owed: $15,000 under a short term loan made to us by Joseph J. Raymond, our President and Chief Executive Officer; $41,000 under a demand note bearing interest at 10% per annum to a corporation owned by the son of Joseph J. Raymond; $2,123 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in August 2005 and $41,598 to a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which becomes due in full in May 2006.

•	Accounts payable and accrued expenses - related parties in the attached condensed consolidated balance sheets at September 30, 2005, represents amounts due to ALS and Advantage.
•
The nephew of our Chairman, President and CEO is affiliated with Pinnacle Investment Partners, LP (“Pinnacle”), which held 21,163 shares of our Series I Preferred Stock as of September 30, 2005. The Company also believes that PIP Management, Inc., which was designated as the advisor to the Series I holders, is also affiliated with Pinnacle Investment Partners, LP. In January 2006, we entered into an agreement with Pinnacle pursuant to which we issued to Pinnacle, effective as of December 28, 2005, a secured convertible promissory note in the aggregate principal amount of $2,356,750 in exchange for all the outstanding shares of Series I Preferred Stock (see Notes 10 and 11 to the Condensed Consolidated Financial Statements). During the six months ended March 31, 2006, we paid $1,425,000 against the note.

•
In December 2005, we sold substantially all of the assets, excluding accounts receivable, of certain other offices located in California and Arizona to ALS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Discontinued Operations/Acquisition or Disposition of Assets” and Note 6 to the Condensed Consolidated Financial Statements.

•
In December 2005, we sold substantially all of the assets, excluding accounts receivable and certain other items of three of our California offices to AI. The son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, is employed by an entity which serves as a consultant to AI. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations/Acquisition or Disposition of Assets” and Note 6 to the Condensed Consolidated Financial Statements.

Contractual Obligations

Our aggregate contractual obligations are as follows:

		Payments Due by Fiscal Period (in Thousands)
			2008 -	2010 -
	Total	2007	2009	2011	Thereafter

Contractual Obligations:
Long-term debt obligations	$1,712	$770	$728	$214	$-
Operating lease obligations	75	75	-	-	-
Series A redemption payable	300	300	-	-	-
Earnout liability	81	81	-	-	-
Payroll tax liability (a)	837	650	187	-	-
TOTAL	$3,005	$1,876	$915	$214	$-

(a)	Exclusive of interest and penalties. Payments may be accelerated based upon future operating result benchmarks.

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

Impact of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments,” (SFAS No. 155), which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (SFAS 156”). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as a servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method of the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets. Actual results could differ from those estimates. The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. As of March 31, 2006, there have been no material changes to any of the critical accounting policies contained therein.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of a material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

In March 2006, the Securities and Exchange Commission requested that we amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 to remove the audit report issued by Amper Politziner & Mattia, P.C., our predecessor auditor, on our financial statements as of and for the years ended September 30, 2004 and 2003, inasmuch as we had not obtained permission from the predecessor auditor to include such report in the filing as contemplated by Public Company Accounting Oversight Board Statements of Auditing Standards Section 508. Our Chief Executive Officer and Chief Financial Officer have concluded that the inclusion of the predecessor auditor report in our Form 10-K for the fiscal year ended September 30, 2005 represents a material weakness in our review of applicable financial reporting regulatory requirements when preparing our financial statements. We intend to address the weakness in our review of the application of applicable financial reporting regulatory requirements by improving the training of our personnel and researching, identifying, analyzing, documenting and reviewing applicable regulatory requirements.

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

Notwithstanding the material weaknesses described above, our management, including our Chief Executive Officer and Chief Financial Officer believes that the consolidated financial statements included in the 2005 Form 10-K and Form 10-K/A and this report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management, including the Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

There were no significant changes in our internal controls during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

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

Information with respect to (i) the issuance of the Convertible Note in exchange for all of our outstanding shares of Series I Preferred Stock which was deemed effective as of December 28, 2005, and (ii) the issuance of an aggregate of 11,500,000 shares of our Common Stock to three employees, a director, three former directors and a consultant was presented in our Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006.

Item 3.	Defaults Upon Senior Securities

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly. As of the date of the filing of this report, $120,178 is in arrears on the Series F Preferred Stock.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended March 31, 2006.

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

STRATUS SERVICES GROUP, INC.

Date: May 15, 2006	By:	/s/ Joseph J. Raymond

Joseph J. Raymond
Chairman of the Board of Directors
President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Michael A. Maltzman

Vice President and Chief Financial Officer
Principal Financial and Accounting Officer