Form 10-K/A
period 2005-09-30
STRATUS SERVICES GROUP INC
filed 2006-08-15
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

This Amendment on Form 10-K/A ("Amendment No. 2") amends and restates in its entirety our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the "2005 10-K") as initially filed with the Securities and Exchange Commission (the "SEC") on February 3, 2006, and as previously amended by the Form 10-K/A filed with the SEC on March 31, 2006 ("Amendment No. 1").

Amendment No. 1 was filed to (i) delete the report of Amper Politziner & Mattia, P.C., our former auditor, on our financial statements as of and for the years ended September 30, 2004 and 2003 and to designate such financial statements as unaudited, and (ii) amend Item 6 - Selected Financial Data, Item 7 - Management's Discussion and Analysis of financial Condition and Results of Operations and Item 9A - Disclosure Controls and Procedures to reflect certain revisions made in connection with the deletion of the 2003-2004 audit report and the designation of the fiscal 2003 and 2004 financial statements as unaudited.

This Amendment No. 2 is being filed to (i) include a report of E. Randall Gruber, CPA, P.C. on our financial statements as of September 30, 2005 and 2004 and the fiscal years ended September 30, 2005, 2004 and 2003 and (ii) eliminate references added by Amendment No. 1 that indicated that the financial statements as of and for the fiscal years ended September 30, 2004 and 2003 were unaudited.  In addition, in August 2006, we determined that certain warrants issued in connection with the exchange offer and public offering of securities completed in August 2004 should have been recorded as derivative liabilities at the time they were issued.  As a result, we have restated our financial statements as of and for the fiscal years ended September 30, 2005 and 2004 and added Notes 23 and 24 thereto to disclose certain information related to the warrants and the restatement.  Information with respect to the warrants and the restatement has also been added in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

This Amendment speaks as of the end of our fiscal year ended September 30, 2005 as required by Form 10-K or as of the date of the filing of the original 2005 10-K.  Except for the revisions as described above, it does not update any of the statements contained in the original 2005 10-K.  This Amendment contains forward-looking statements that were made at the time the original 2005 10-K was filed on February 3, 2006.  It must be considered in light of any subsequent statements, including forward-looking statements, in any reports made by us subsequent to the filing of the original 2005 10-K, including statements made in filings on Form 8-K or our Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2005 and March 31, 2006.

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

Year Ended September 30,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)
Income statement data:
Revenues	$112,446	$102,028	$74,892	$45,860	$29,274
Gross profit		12,360	11,157	8,235	7,152
Operating (loss) from continuing operations	(5,477)	(937)	(2,642)	(3,320)	(3,790)
Net (loss) from continuing operations	(2,985)	(304)	(4,406)	(7,086)	(5,601)
Net (loss) from continuing operations attributable to common stockholders	(3,027)	(5,617)	(6,036)	(8,127)	(6,004)

Per share data:
Net (loss) from continuing operations attributable to common stockholders - basic	$(.17)	$(.74)	$(1.38)	$(3.08)	$(3.96)
Net (loss) from continuing operations attributable to common stockholders - diluted	$(.17)	$(.74)	$(1.38)	$(3.08)	$(3.96)
Cash dividends declared	-	-	-	-	-

Year Ended September 30,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)
Balance sheet data:
Net working capital (deficiency)	$(12,098)	$(16,267)	$(7,979)	$(3,287)	$(1,546)
Long-term obligations, including current portion	1,920	2,649	4,001	3,296	3,153
Convertible debt	40	40	40	40	1,125
Put option liability	650	673	823	823	869
Warrant liability	2	5,266	-	-	-
Redeemable convertible preferred stock	2,218	2,218	3,810	3,293	2,792
Stockholders’ equity (deficiency)	(9,876)	(9,773)	(4,915)	3,043	1,283
Total assets	18,798	27,907	25,151	24,031	22,268

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Restatement

In accordance with SFAS No. 133 and EITF 00-19, in August 2006, we determined that certain warrants to purchase our common stock should be separately accounted for as liabilities.  We had not classified those derivative liabilities as such in our previously issued financial statements.  In order to reflect these changes, we restated our financial statements for the years ended September 30, 2005 and 2004 to record the fair value of these warrants on our balance sheet as a liability and record changes in the value of these derivatives in our consolidated statements of operations as "Gain on Change in Fair Value of Warrants".

The aggregate balance sheet amount shown for the warrant liability from $6,262,257 when the warrants were issued in August 2004 to $5,265,989 at September 30, 2004 and $2,135 at September 30, 2005, resulting in a gain of $996,268 and $5,263,854 in the consolidated statements of operations for the years ended September 30, 2004 and 2005, respectively.  This resulted in total liabilities being understated by $5,265,989 and $2,135 at September 30, 2004 and 2005, respectively.  The following management's discussion and analysis takes into account the effect of the restatement.

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

Gain on Change in Fair Value of Warrants.  We recognized a non-cash gain as a result of the decrease in the fair value of certain warrants accounted for as a derivative liability of $5,263,854 and $996,268 in the years ended September 30, 2005 and 2004, respectively.

Net (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had a net (loss) and net (loss) attributable to common stockholders of $(2,985,427) and $(3,027,427), respectively, for the year ended September 30, 2005 compared to a net (loss) and net (loss) attributable to common stockholders of $(303,629) and $(5,617,412) for the year ended September 30, 2004, respectively.

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

Gain on Change in Fair Value of Warrants.  We recognized a non-cash gain of $996,268 in the year ended September 30, 2004, as a result of the decrease in the fair value of certain warrants issued in August 2004, accounted for as a derivative liability.

Net (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had a net (loss) and net (loss) attributable to common stockholders of $(303,629) and $(5,617,412), respectively, for the year ended September 30, 2004, compared to a net (loss) and net (loss) attributable to common stockholders of $(4,405,677) and $(6,035,551) for the year ended September 30, 2003.

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

Contractual Obligations

Our aggregate contractual obligations as of September 30, 2005 were as follows:

		Payments Due by Fiscal Period (in Thousands)
			2007 -	2009 -
	Total	2006	2008	2010	Thereafter

Contractual Obligations:
Long-term debt obligations(a)	$983	$492	$284	$207	$-
Operating lease obligations	196	196	-	-	-
Series A redemption payable	300	300
Series I Preferred Stock (b)(d)	2,435	2,435
Payroll tax liability (c)	1,180	681	499
TOTAL	$5,094	$4,104	$783	$207	$-

(a)	Excludes contractual obligations eliminated as a result of the asset sales subsequent to September 30, 2005.
(b)	Includes $217,000 of dividends accruing through required redemption date.
(c)	Exclusive of interest and penalties. Payments may be accelerated based upon future operating result benchmarks.
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

In addition, we identified deficiencies in our internal controls and disclosure controls related to the accounting for certain warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133.  We restated our consolidated financial statements for the years ended September 30, 2004 and 2005, in order to correct the accounting in such financial statements with respect to derivative liabilities in accordance with EITF 00-19 and SFAS 133.  Since July 2006, we have undertaken improvements to our internal controls in an effort to remediate those deficiencies by training our accounting staff to understand and implement the requirements of EITF 00-19 and SFAS 133.

Notwithstanding the material weaknesses and deficiencies described above, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements, as restated, included in the 2005 10-K and this Form 10-K/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

				Long Term
				Compensation
				Awards
				Number of Shares
	Annual Compensation			Underlying Stock
Name and Principal Position	Fiscal Year	Salary($)	Bonus ($)	Options (#)

Joseph J. Raymond	2005	160,385	10,000	-
Chairman and Chief Executive	2004	54,167	-	-
Officer	2003	94,231	-	1,102,115

Michael A. Maltzman	2005	172,308	27,450	750,000
Treasurer and Chief Financial	2004	165,000	-	-
Officer	2003	165,000	-	385,448

Jamie Raymond	2005	126,760	-	-
President of STS (1)	2004	-	-	-
	2003	-	-	-

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

Percent of
Total
	Number of	Options
	Securities	Granted to			Potential Realizable Value at
	Underlying	Employees	Exercise or		Assumed Annual Rates of Stock
	Options	In Fiscal	Base Price	Expiration	Price Appreciation for Option Term
	Granted (#)	Year	($/Sh)	Date	5%	10%
Joseph J. Raymond	-	-	-	-	-	-

Michael A. Maltzman	750,000	71%	.26	2015	122,636	310,772

Option Exercises and Fiscal Year-End Values

Shown below is information with respect to options exercised by the Named Executive Officers during fiscal 2005 and the value of unexercised options to purchase our Common Stock held by the Named Executive Officers at September 30, 2005.

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In the Money Options
	On	Value	Options at FY End (#)		At FY End ($)(1)
	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph J. Raymond	-	-	713,029	250,000	$0	$0

Michael A. Maltzman	-	-	921,362	0	0	0

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

	Common Stock			Series F Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class	Amount and Nature of Beneficial Ownership	% of Class
Joseph J. Raymond	5,201,024	(1)	14.0%	6,000	100.0%
Pinnacle Investment Partners, LLP	3,878,622	(2)	9.9	-	-
Michael A. Maltzman	3,183,029	(3)	8.9	-	-

Jamie Raymond	2,000,000		5.7	-	-

Norman Goldstein	2,040,275		5.8	-	-
All Directors and Executive Officers as a Group (6 Persons) (1)(3) and (4)	12,542,588		32.8%	6,000	100.0%

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

STRATUS SERVICES GROUP, INC.

Date: August 15, 2006	By:	/s/ Joseph J. Raymond
Joseph J. Raymond
Chairman of the Board of Directors, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Raymond	Chairman, Chief Executive Officer	August 15, 2006
Joseph J. Raymond	(Principal Executive Officer)

/s/ Michael A. Maltzman	Vice President and Chief Financial Officer	August 15, 2006
Michael A. Maltzman	(Principal Financing and Accounting Officer)

/s/*	Director	August 15, 2006
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

I have audited the accompanying consolidated balance sheets of Stratus Services Group, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Stratus Services Group, Inc. as of September 30, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ending September 30, 2005,with accounting principles generally accepted in the United States of America.

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

In connection with the audits of the consolidated financial statements, I audited the financial Schedule II.  In my opinion, the financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

As discussed in Note 24 to the consolidated financial statements, the financial statements for 2004 and 2005 have been restated.

E. Randall Gruber, CPA, PC
St. Louis, Missouri

February 3, 2006,
except for Note 24 which is dated August 14, 2006

STRATUS SERVICES GROUP, INC.
Consolidated Balance Sheets

	September 30,
Assets	2005	2004
	(Restated)	(Restated)
Current assets
Cash	$40,784	$735,726
Accounts receivable - less allowance for doubtful accounts of $3,039,000 and $2,038,000	11,591,026	14,618,155
Unbilled receivables	2,484,799	2,119,836
Notes receivable (current portion)	39,016	32,683
Prepaid insurance	455,881	1,929,056
Prepaid expenses and other current assets	326,266	589,421
	14,937,772	20,024,877

Notes receivable (net of current portion)	47,593	74,269
Note receivable - related party	-	122,849
Property and equipment, net of accumulated depreciation	474,158	597,416
Intangible assets, net of accumulated amortization	689,182	1,081,936
Goodwill	2,553,081	5,816,353
Other assets	95,849	189,475
	$18,797,635	$27,907,175
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$198,450	$149,091
Loans payable - related parties (current portion)	111,723	196,646
Notes payable - acquisitions (current portion)	461,074	955,105
Line of credit	8,931,689	11,029,070
Cash overdraft	14,731	24,492
Insurance obligation payable	113,373	134,975
Accounts payable and accrued expenses	4,759,624	5,574,852
Accounts payable - related parties	4,829,764	3,512,073
Accrued payroll and taxes	284,834	1,155,426
Payroll taxes payable	4,160,539	5,153,146
Series A redemption payable	300,000	250,000
Put options liability	650,000	673,000
Warrant liability	2,135	5,265,989
Series I convertible preferred stock (including unpaid dividends of $40,091 and $40,806)	2,217,591	2,218,306
	27,035,527	36,292,171

Loans payable - related parties (net of current portion)	-	42,929
Notes payable - acquisitions (net of current portion)	1,149,033	1,305,285
Payroll taxes payable	449,046	-
Convertible debt	40,000	40,000
	28,673,606	37,680,385

Commitments and contingencies

Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series E non-voting convertible preferred stock, $.01 par value, 247 and 572 and shares issued and outstanding, liquidation preference of $24,700 (including unpaid dividends of $1,500)	24,700	58,700

Series F voting convertible preferred stock, $.01 par value, 6,000 and 6,000 shares issued and outstanding, liquidation preference of $600,000 (including unpaid dividends of $94,000 and $72,000)	694,000	672,000

Common stock, $.04 par value, 100,000,000 shares authorized; 19,606,423 and 16,822,854 shares issued and outstanding	784,257	672,914
Additional paid-in capital	10,835,031	10,668,574
Accumulated deficit	(22,213,959)	(21,845,398)
Total stockholders’ equity (deficiency)	(9,875,971)	(9,773,210)
	$18,797,635	$27,907,175

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statements of Operations

	Years Ended September 30,
	2005	2004	2003
	(Restated)	(Restated)

Revenues	$112,445,542	$102,028,066	$74,892,275

Cost of revenues	96,945,541	89,668,559	63,735,358

Gross profit	15,500,001	12,359,507	11,156,917

Selling, general and administrative expenses	16,974,613	13,296,137	13,046,355

Loss on impairment of goodwill	3,263,272	-	-

Other charges	739,119	-	753,000

Operating (loss) from continuing operations	(5,477,003)	(936,630)	(2,642,438)

Interest expense	(2,726,663)	(2,457,474)	(1,874,301)
Gain on redemption of Series A redeemable preferred stock	-	2,087,101	-
Other income (expense) (net)	(45,615)	7,108	111,062
Gain on change in fair value of warrants	5,263,854	996,268	-

(Loss) from continuing operations	(2,985,427)	(303,627)	(4,405,677)

Discontinued operations — income (loss) from discontinued operations	377,758	213,947	(1,350,422)
Gain (loss) on sale of discontinued operations	2,239,108	-	(21,020)
Net (loss)	(318,561)	(89,680)	(5,777,119)
(Loss) on exchange of Series E preferred stock	-	(3,948,285)	-
Dividends and accretion on preferred stock	(42,000)	(1,365,500)	(1,629,874)
Net (loss) attributable to common stockholders	$(410,561)	$(5,403,465)	$(7,406,993)

Basic:
(Loss) from continuing operations	$(.17)	$(.74)	$(1.38)
Earnings (loss) from discontinued operations	.15	.03	(.31)
Net (loss)	$(.02)	$(.71)	$(1.69)

Diluted:
(Loss) from continuing operations	$(.17)	$(.74)	$(1.38)
Earnings (loss) from discontinued operations	.15	.03	(.31)
Net (loss)	$(.02)	$(.71)	$(1.69)

Weighted average shares, outstanding per common share
Basic	17,115,983	7,640,304	4,377,729
Diluted	17,115,983	7,640,304	4,377,729

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2005	2004	2003
	(Restated)	(Restated)
Cash flows from (used in) operating activities
Net (loss) from continuing operations	$(2,985,427)	$(303,627)	$(4,405,677)
Net earnings (loss) from discontinued operations	2,616,866	213,947	(1,371,442)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	326,126	388,880	538,386
Amortization	382,842	419,643	393,982
Provision for doubtful accounts	1,000,000	525,000	875,000
Loss on impairment of goodwill	3,263,272	-	-
Deferred financing costs amortization	1,748	1,608	1,608
(Gain) loss on sales of discontinued operations	(2,239,108)	-	21,020
Restricted stock award expense	42,000	-	-
Common stock and warrants issued for fees	261,300	-	47,000
Imputed interest	73,392	82,167	66,832
Accrued interest	(26,853)	(153,228)	80,336
Gain on change in fair value of warrants	(5,263,854)	(996,268)	-
Dividends on preferred stock	(715)	468,155	-
(Gain) on redemption of Series A redeemable preferred stock	-	(2,087,101)	-
Loss on sale of property and equipment	-	11,453	-
Changes in operating assets and liabilities
Accounts receivable	1,612,166	(3,757,971)	(3,134,505)
Prepaid insurance	1,473,175	342,659	437,616
Prepaid expenses and other current assets	54,610	(16,239)	153,589
Other assets	91,878	(26,703)	(5,229)
Insurance obligation payable	(21,602)	37,469	(30,569)
Accrued payroll and taxes	(870,592)	(1,318,170)	644,967
Payroll taxes payable	(543,561)	131,735	2,560,734
Accounts payable and accrued expenses	3,892,635	4,509,749	694,221
Total adjustments	3,508,859	(1,437,162)	3,344,988
	3,140,298	(1,526,842)	(2,432,131)
Cash flows from (used in) investing activities
Purchase of property and equipment	(233,721)	(81,534)	(243,995)
Payments for business acquisitions	(136,000)	-	(61,644)
Net proceeds from (payments in connection with) sale of discontinued operations	(322,952)	-	1,120,770
Collection of notes receivable	20,343	18,605	4,594
	(672,330)	(62,929)	819,725
Cash flows from (used in) financing activities
Payments of registration costs	-	-	(374,365)
Proceeds from issuance of common stock	-	2,527,338	-
Proceeds from issuance of preferred stock	-	-	1,442,650
Proceeds from loans payable	125,000	12,337	879,000
Payments of loans payable	(115,241)	(617,147)	(636,391)
Proceeds from loans payable - related parties	665,000	-	587,337
Payments of loans payable - related parties	(792,852)	(263,762)	(200,000)
Payments of notes payable - acquisitions	(883,675)	(600,201)	(687,775)
Payment of put options liability		(150,000)	-
Net proceeds from (repayment of) line of credit	(2,097,381)	2,716,795	573,158
Cash overdraft	(9,761)	(674,565)	(32,444)
Redemption of preferred stock	(34,000)	(679,000)	-
Purchase of fractional shares of common stock	-	(51)	-
Dividends paid	(20,000)	-	(47,657)
	(3,162,910)	2,271,744	1,503,513
Net change in cash	(694,942)	681,973	(108,893)

Cash - beginning	735,726	53,753	162,646
Cash - ending	$40,784	$735,726	$53,753

Supplemental disclosure of cash paid
Interest	$2,404,231	$1,333,059	$2,042,821

Schedule of noncash investing and financing activities
Fair value of assets acquired	$358,500	$-	$1,266,519
Less: cash paid	(136,000)	-	(176,644)
Less: common stock and put options issued	(16,500)	-	-
Liabilities assumed	$206,000	$-	$1,089,875
Issuance of common stock upon redemption of Series A redeemable Preferred Stock	$-	$1,400,000	$-
Issuance of common stock in exchange for Series E Preferred Stock	$-	$6,568,215	$-
Issuance of Series I convertible preferred stock in exchange for Series E Preferred Stock	$-	$2,177,500	$-
Issuance of Series E Preferred Stock in exchange for Series H Preferred Stock	$-	$-	$508,250
Sale of discontinued operations:
Gain on sale	$(2,239,108)	$-	$-
Net assets sold	(377,265)	-	-
Cancellation of amounts due from related parties	(376,394)	-	-
Cancellation of accounts payable-related parties	3,315,719	-	-
Cash paid	$322,952	$-	$-

Issuance of common stock in exchange for accounts payable and accrued expenses	$-	$57,000	$37,500
Issuance of common stock for fees	$-	$-	$27,500
Issuance of common stock upon conversion of convertible preferred stock	$-	$572,500	$925,000
Issuance of Series E Preferred Stock in exchange for penalties	$-	$-	$362,792
Issuance of Series F Preferred Stock in exchange for accrued dividends	$-	$-	$84,943
Issuance of warrants for fees	$-	$-	$19,500
Accrued interest converted to loan payable	$21,600	$-	$-
Put option liability converted to loan payable	$18,000	$-	$-
Cumulative dividends and accretion on preferred stock	$42,000	$1,365,500	$1,582,217

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares

Balance - September 30, 2002	$3,042,683	$115,226	2,880,642	$6,279,323	1,490,616
Net (loss)	(5,777,119)	-	-	-	-
Dividends and accretion on preferred stock	(47,657)	-	-	1,582,217	-
Beneficial conversion feature of convertible debt and convertible preferred stock	-	-	-	(711,000)	-
Issuance of common stock for fees	27,500	1,000	25,000	-	-
Conversion of Series E Preferred Stock for Common Stock	-	59,224	1,480,617	(725,700)	(7,352)
Conversion of Series F Preferred Stock for Common Stock	-	20,000	500,000	(200,000)	(2,000)
Issuance of warrants for services provided	19,500	-	-	-	-
Issuance of Series E preferred stock in exchange for loans payable	100,000	-	-	100,000	1,000
Issuance of common stock in exchange for accounts payable and accrual expenses	37,500	2,500	62,500	-	-
Proceeds from the issuance of Series E Preferred Stock (net of costs $543,600) for cash	1,492,650	-	-	2,036,250	20,362
Issuance of Series E Preferred Stock for penalties	-	-	-	362,792	3,628
Issuance of Series E Preferred Stock for accrued penalties	-	-	-	-	849
Conversion of Series H Preferred Stock for Series E Preferred Stock (including $8,750 of accrued dividends)	-	-	-	-	87
Reclassification of Series A Preferred Stock to Liabilities	(3,809,752)	-	-	(3,809,752)	(1,458,933)
Balance - September 30, 2003	$(4,914,695)	$197,950	4,948,759	$4,914,130	48,257

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

	Additional Paid-In Capital	Accumulated Deficit

Balance - September 30, 2002	$12,626,773	$(15,978,599)
Net (loss)	-	(5,777,119)
Dividends and accretion on preferred stock	(1,629,874)	-
Beneficial conversion feature of convertible debt and convertible preferred stock	711,000	-
Issuance of common stock for fees	26,500	-
Conversion of Series E Preferred Stock for Common Stock	666,476	-
Conversion of Series F Preferred Stock for Common Stock	180,000	-
Issuance of warrants for services provided	19,500	-
Issuance of Series E Preferred Stock in exchange for loans payable	-	-
Issuance of common stock in exchange for accounts payable and accrual expenses	35,000	-
Proceeds from the issuance of Series E Preferred Stock (net of costs $543,600) for cash	(543,600)	-
Issuance of Series E Preferred Stock for penalties	(362,792)	-
Issuance of Series E Preferred Stock for accrued dividends	-	-
Conversion of Series H Preferred Stock for Series F Preferred Stock (including $8,750 of accrued dividends)	-	-
Reclassification of Series A Preferred Stock to Liabilities	-	-
Balance - September 30, 2003	$11,728,943	$(21,755,718)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares

Net (loss)	$(89,680)	$-	-	$-	-
Dividends and accretion on preferred stock	-			245,915	-
Issuance of common stock for fees	297,000	27,000	675,000	-	-
Conversion of Series E Preferred Stock for
Common Stock	-	28,536	713,385	(372,500)	(3,725)
Conversion of Series F Preferred Stock for
Common Stock	-	20,000	500,000	(200,000)	(2,000)
Proceeds from the issuance of Common
Stock (net of costs) for cash	2,152,973	198,441	4,961,028	-	-
Redemption of Series E Preferred Stock	(179,000)	-	-	(179,000)	(1,750)
Exchange of Series E Preferred Stock for
Common Stock and warrants or Series
I Preferred Stock	(2,177,500)	130,990	3,274,750	(4,797,430)	(45,418)
Warrant liability related to common stock warrants	(6,262,257)	-	-	-	-
Cash paid in lieu of fractional shares	(51)	(3)	(68)
Issuance of Series E Preferred Stock for
penalties	-	-	-	1,119,585	11,196
Issuance of Series E Preferred Stock for
accrued dividends	-	-	-	-	12
Redemption of Series A Preferred Stock	1,400,000	70,000	1,750,000	-	-
Balance - September 30, 2004 (As Restated)	$(9,773,210)	$672,914	16,822,854	$730,700	6,572

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

	Additional Paid-In Capital	Accumulated Deficit

Net (loss)	$-	$(89,680)
Dividends and accretion on preferred stock	(245,915)	-
Issuance of common stock for fees	270,000	-
Conversion of Series E Preferred Stock for Common Stock	343,964	-
Conversion of Series F Preferred Stock for Common Stock	180,000	-
Proceeds from the issuance of Common Stock (net of costs) for cash	1,954,532	-
Redemption of Series E Preferred Stock	-	-
Exchange of Series E Preferred Stock for Common Stock and warrants for
Series I Preferred Stock	2,488,940	-
Warrant liability related to common stock warrants	(6,262,257)	-
Cash paid in lieu of fractional shares	(48)	-
Issuance of Series E Preferred Stock for penalties	(1,119,585)	-
Issuance of Series E Preferred Stock for accrued dividends	-	-
Redemption of Series A Preferred Stock	1,330,000	-
Balance - September 30, 2004 (As restated)	$10,668,574	$(21,845,398)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares

Net (loss)	$(368,561)	$-	-	$-	-
Dividends on preferred stock	(20,000)			22,000	-
Issuance of common stock in connection with acquisition	16,500	2,000	50,000	-	-
Exercise of put option	-	(200)	(5,000)	-	-
Issuance of restricted stock	42,000	10,000	250,000	-	-
Redemption of Series E Preferred Stock	(34,000)	-	-	(34,000)	(325)
Issuance of common stock to Series I holders	217,750	82,952	2,073,808	-	-
Issuance of common stock for fees	43,550	16,591	414,761	-	-
Balance - September 30, 2005 (As Restated)	$(9,875,971)	$784,257	19,606,423	$718,700	6,247

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit

Net (loss)	$-	$-	$(368,561)
Dividends on preferred stock	(42,000)	-	-
Issuance of common stock in connection with acquisition	14,500	-	-
Exercise of put options	200	-	-
Issuance of restricted stock	32,000	-	-
Redemption of Series E Preferred Stock	-	-	-
Issuance of common stock to Series I holders	134,798	-	-
Issuance of common stock for fees	26,959	-	-
Balance - September 30, 2005 (As Restated)	$10,835,031	$-	$(22,213,959)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Notes to Consolidated Financial Statements

Note 1 -	Nature of Operations and Summary of Significant Accounting Policies

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred significant losses from continuing operations of $2,985,000, $304,000 and $4,406,000 during the years ended September 30, 2005, 2004 and 2003, respectively, and has a working capital deficit of $12,098,000 at September 30, 2005. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented.

	Year Ended September 30,
	2005	2004	2003
	(Restated)	(Restated)

Numerator:
Basic EPS
Net (loss)	$(368,561)	$(4,037,965)	$(5,777,119)
Dividends and accretion on preferred stock	(42,000)	(1,365,500)	1,629,874

Net earnings (loss) attributable to common stockholders	$(410,561)	$(5,403,465)	$(7,406,993)

Denominator:
Basic EPS
Weighted average shares outstanding	17,115,983	7,640,304	4,377,729
Per share amount	$(.02)	$(.71)	$(1.69)

Effect of stock options and warrants	-	-	-

Dilutive EPS
Weighted average shares outstanding including incremental shares	17,115,983	7,640,304	4,377,729
Per share amount	$(.02)	$(.71)	$(1.69)

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

If the Company had elected to recognize the compensation costs of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net loss and loss per share would have been adjusted to the proforma amounts below:

	Years Ended September 30,
	2005	2004	2003
	(Restated)	(Restated)

Net (loss) attributable to common stockholders,
as reported	$(410,561)	$(5,403,465)	$(7,406,993)

Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(613,097)	(880,370)	(1,974,862)

Pro forma net (loss) attributable to common
stockholders	$(1,023,568)	$(6,283,835)	$(9,381,855)

(Loss) from continuing operations per common
share attributable to common stockholders:
Basic - as reported	$(.02)	$(.71)	$(1.69)
Basic - pro forma	$(.06)	$(.84)	$(2.14)

Diluted - as reported	$(.02)	$(.71)	$(1.69)
Basic - pro forma	$(.06)	$(.82)	$(2.14)

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

Note 8 -	Loans Payable

Loans payable consist of the following as of September 30:

			2005	2004

Notes, secured by vans			$-	$19,091
Promissory note	(i	)	53,450	80,000
Demand notes	(ii	)	145,000	50,000
			$198,450	$149,091

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

Note 13 -	Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities follow:

	2005	2004

Current assets and liabilities
Allowance for doubtful accounts	$1,216,000	$815,000
Valuation allowance	(1,216,000)	(815,000)
Net current deferred tax asset	$-	$-

Non-current assets and liabilities
Net operating loss carryforward	$8,378,000	$7,882,000
Intangibles	602,000	485,000
Valuation allowance	(8,980,000)	(8,367,000)
Net non-current deferred tax asset	$-	$-

The change in valuation allowance was an increase of $1,014,000, $1,162,000 and $2,751,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

	2005	2004	2003

Income taxes (benefit) is comprised of:
Current	$-	$-	$-
Deferred	(1,014,000)	(1,162,000)	(2,751,000)
Change in valuation allowance	1,014,000	1,162,000	2,751,000
	$-	$-	$-

At September 30, 2005, the Company has available the following federal net operating loss carryforwards for tax purposes:

Expiration Date Year Ending September 30,

2012	$122,000
2018	1,491,000
2019	392,000
2021	4,860,000
2022	4,407,000
2023	6,089,000
2024	2,405,000
2025	1,239,000

The utilization of the net operating loss carryforwards may be limited due to certain factors, including changes in control.

The effective tax rate on net earnings (loss) varies from the statutory federal income tax rate for periods ended September 30, 2005, 2004 and 2003.

	2005	2004	2003

Statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes net	(6.0)	(6.0)	(6.0)
Other differences, net	-	-	-
Valuation allowance	40.0	40.0	40.0
Benefit from net operating loss carryforwards	-	-	-
	-%	-%	-%

Note 14 -	Preferred Stock

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

Note 15 -	Other Charges

Other charges are comprised of the following:

	Years Ended September 30,
	2005	2004	2003

Adjustments to reserves and premiums -
prior years’ workers’ compensation insurance policies	$591,619	$-	$1,186,000

Write-off investment	61,000	-	-

Other	86,500	-	-
	739,119		1,186,000

Included in discontinued operations	-	-	433,000
	$739,119	$-	$753,000

Note 16 -	Commitments and Contingencies

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

Note 17 -	Put Options Liability

Put options liability consists of the following as of September 30, 2005 and 2004:

	2005	2004

Put options on 100,000 shares of the Company’s Common Stock issued in connection with a prior year’s acquisition	$650,000	$650,000

Put options on 5,000 shares of the Company’s Common Stock issued in connection with a loan payable (see Note 8)	-	23,000
	$650,000	$673,000

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

A summary of the Company’s stock option activity and related information for the years ended September 30 follows:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2002	1,564,088	$8.04
Granted	447,115.92
Canceled	(70,082)	5.20
Exercised	-	-

Outstanding at September 30, 2003	1,941,121	$6.52
Granted	455,000.40
Canceled	(567,538)	6.86
Exercised	-	-

Outstanding at September 30, 2004	1,828,583	$4.87
Granted	1,050,000.26
Canceled	(31,250)	7.98
Exercised	-	-

Outstanding at September 30, 2005	2,847,333	$3.14
Exercisable at September 30, 2005	2,595,333	$1.13

The exercise prices range from $.26 to $24.00 per share.

The weighted-average fair value of options granted was $.26, $.28 and $.76 in the years ended September 30, 2005, 2004 and 2003, respectively.

Following is a summary of the status of stock options outstanding at September 30, 2005:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$.26	1,050,000	9.5 years	$.26	1,050,000	$.26
.39	450,000	4.0 years	.39	450,000.39
.92	437,116	7.2 years	.92	437,116.92
2.60	637,500	6.5 years	2.60	637,500	2.60
3.00	5,000	6.4 years	3.00	3,000	3.00
22.50	14,375	4.8 years	22.50	14,375	22.50
24.00	253,342	4.5 years	24.00	3,342	24.00
	2,847,333			2,595,333

The Company has issued the following outstanding warrants as of September 30, 2005:

Number of Warrants	Price Per Share	Expiring In

15,607,403	$.76	2007
6,667	3.00	2006
12,500	20.00	2006
25,000	30.00	2006
50,000	4.00	2007
7,500	20.00	2007

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

A summary of the Company’s warrant activity and related information for the years ended September 30 follows:

	Warrants	Weighted Average Exercise Price

Outstanding at September 30, 2002	174,584	$19.64
Granted	18,750	1.40
Canceled	-	-
Exercised	-	-

Outstanding at September 30, 2003	193,334	$17.88
Granted	15,607,403.76
Canceled	(67,917)	24.40
Exercised	-	-

Outstanding at September 30, 2004	15,732,820	$.87
Granted	-	-
Canceled	(23,750)	18.11
Exercised	-	-
Outstanding at September 30, 2005	15,709,070	$.84

The exercise prices range from $.76 to $30.00 per share.

The weighted-average fair value of warrants granted was $.44 and $1.04 in the years ended September 30, 2004 and 2003, respectively.

Note 19 -	Major Customers

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

Note 21 -	Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
Year ended September 30, 2005:
Revenues from continuing operations	$29,601,129	$26,411,686	$27,257,446	$29,175,281
Gross profit from continuing operations	4,211,045	3,644,858	3,737,808	3,906,290
Net earnings from discontinued operations	145,149	151,439	2,320,278	-
Net earnings (loss) from continuing operations	(416,053)	(3,433,530)	(228,981)	(5,773,923)
Net earnings (loss) from continuing operations attributable to common stockholders	(426,553)	3,423,030	(239,481)	(5,784,423)
Net earnings (loss) attributable to common stockholders	(281,404)	3,574,469	2,080,797	(5,784,423)

Basic earnings (loss) per share attributable to common stockholders:
Continuing operations	(.03)	.20	(.02)	(.33)
Discontinued operations	.01	.01	.14	-
Total	(.02)	.21	.12	(.33)

Diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	(.03)	.17	(.02)	(.33)
Discontinued operations	.01	.01	.12	-
Total	(.02)	.18	.10	(.33)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				(Restated)
Year ended September 30, 2004:
Revenues from continuing operations	$22,594,134	$21,831,640	$27,637,948	$29,964,344
Gross profit from continuing operations	3,362,193	2,608,613	2,368,341	4,020,360
Net earnings from discontinued operations	31,711	2,523	25,883	153,830
Net earnings (loss) from continuing operations	49,832	(989,157)	(2,340,881)	2,976,579
Net (loss) from continuing operations attributable to common stockholders	(22,809)	(2,165,273)	(2,422,779)	(1,006,551)
Net earnings (loss) attributable to common stockholders	8,902	(2,162,750)	(2,396,896)	(852,721)

Basic earnings (loss) per share attributable to common stockholders
Continuing operations	-	(.36)	(.38)	(.08)
Discontinued operations	-	-	-	.01
Total	-	(.36)	(.38)	(.07)

Diluted earnings (loss) per share attributable
to common stockholders
Continuing operations	-	(.36)	(.38)	(.08)
Discontinued operations	-	-	-	.01
Total	-	(.36)	(.38)	(.07)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended September 30, 2003:
Revenues from continuing operations	$14,573,301	$18,798,148	$21,152,534	$20,368,282
Gross profit from continuing operations	2,479,115	2,655,436	3,045,666	2,976,700
Net earnings (loss) from discontinued operations	13,170	(463,290)	(352,751)	(568,571)
Net (loss) from continuing operations	(703,575)	(1,365,405)	(935,630)	(1,401,067)
Net (loss) from continuing operations attributable to common stockholders	(1,069,669)	(1,773,068)	(1,116,705)	(2,076,109)
Net (loss) attributable to common stockholders	(1,056,499)	(2,236,358)	(1,469,456)	(2,644,680)

Basic earnings (loss) per share attributable to common stockholders
Continuing operations	(.30)	(.40)	(.24)	(.43)
Discontinued operations	.01	(.11)	(.07)	(.12)
Total	(.29)	(.51)	(.31)	(.55)

Diluted earnings (loss) per share attributable to common stockholders
Continuing operations	(.30)	(.40)	(.24)	(.43)
Discontinued operations	.01	(.11)	(.07)	(.12)
Total	(.29)	(.51)	(.31)	(.55)

Note 22 -	Subsequent Events

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

Note 23 -	Derivative Instruments

The Company evaluated the application of SFAS No. 133 and EITF 00-19 for its financial instruments and determined that certain warrants to purchase the Company's common stock are derivatives that are required to be accounted for as free-standing liability instruments in the Company's financial statement.  As a result, the Company reports the value of those warrants as current liabilities on its balance sheet and reports changes in the value of these warrants as non-operating gains or losses on its statements of operations.  The value of the warrants is required to be remeasured on a quarterly basis, and is based on the Black Scholes Pricing Model.

Variables used in the Black Scholes option pricing model include (1) 4% risk-free interst rate, (2) expected warrant life is the actual remaining life of the warrants as of each period end, (3) expected volatility is 100% and (4) zero expected dividends.

Due to the nature of the required calculations and the large number of shares of the Company's common stock involved in such calculations, changes in the Company's common stock price may result in significant changes in the value of the warrants and resulting non-cash gains and losses on the Company's statement of operations.

Note 24 -	Restatement

In accordance with SFAS No. 133 and EITF 00-19, in August 2006, the Company determined that certain warrants to purchase the Company's common stock should be separately accounted for as liabilities (see Note 23).  The Company had not classified those derivative liabilities as such in its previously issued financial statements.  In order to reflect these changes, the Company restated its financial statements for the years ended September 30, 2005 and 2004 to record the fair value of these warrants on the Company's balance sheet as a liability and record changes in the values of these derivatives in the Company's consolidated statements of operations as "Gain or Change in Fair Value of Warrants".

The aggregate balance sheet amount shown for the warrant liability decreased from $6,262,257 when the warrants were issued in August 2004 to $5,265,989 at September 30, 2004 and to $2,135 at September 30, 2005, resulting in a gain of $996,268 and $5,263,854 in the consolidated statements of operations for the years ended September 30, 2004 and 2005, respectively.  This resulted in total liabilities being understated by $5,265,989 and $2,135 at September 30, 2004 and 2005, respectively.

Stratus Services Group, Inc.
Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at beginning of period	Charged to bad debt expense (1)	Other	Deductions (Write-offs of bad debts)	Balance at end of period

September 30:
2005	$2,038,000	$1,000,000	$3,000	$(2,000)	$3,039,000
2004	1,733,000	525,000	-	(220,000)	(2,038,000)
2003	1,742,000	875,000		(884,000)	1,733,000

Valuation Allowance for Deferred Taxes	Balance at beginning of period	Charged to costs and expenses (2)	Other	Deductions	Balance at end of period

September 30:
2005	$9,182,000	$1,014,000	$-	$-	$10,196,000
2004	8,020,000	1,162,000	-	-	9,182,000
2003	5,269,000	2,751,000	-	-	8,020,000

(1)	Includes $100,000 charged to discontinued operations in the year ended September 30, 2003.

(2)	Reflects the increase in the valuation allowance associated with net operating losses of the Company.