Form 10-Q/A
period 2005-12-31
STRATUS SERVICES GROUP INC
filed 2006-08-15
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The form 10-Q is being amended to restate the accompanying consolidated financial statements.  In August 2006, management determined that certain warrants issued in connection with an exchange offer and a public offering in August 2004 should have been recorded as derivative liabilities at the time they were issued.  We have added Note 12 to disclose derivative instrument liabilities and made revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect the restatement.

We are required to record the fair value of the warrants on our balance sheet at fair value with changes in the value of the warrants as non-operating gains or losses on our consolidated statement of operations.  The effect of the non-cash charges related to accounting for the warrant liability on our consolidated statement of operations for the three months ended December 31, 2005 was an increase in our net earnings attributable to common stockholders of $2,135.  The effect on our consolidated statement of operations for the three months ended December 31, 2004 was an increase in our net loss attributable to common stockholders of $284,648.  There was no change in basic or diluted net earnings (loss) attributable to common stockholders per share for the three months ended December 31, 2005.  Basic and diluted net loss attributable to common stockholders per share for the three months ended December 31, 2004 increased by $.02.  The effect on our consolidated balance sheet as of September 30, 2005 was an increase in current liabilities of $2,135 and a corresponding decrease in stockholders' equity.

In all other material respects, this Amended Quarterly Report on Form 10-Q/A is unchanged from the Quarterly Report on Form 10-Q prevously filed by the Company on February 17, 2006.  This amendment should also be read in conjunction with our amended Annual Report on Form 10-K/A for the year ended September 30, 2005.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
Assets	2005	2005
(Unaudited)	(Restated)	(Restated)
Current assets
Cash	$10,871	$40,784
Accounts receivable-less allowance for doubtful accounts of $3,039,000
and $3,039,000	3,725,626	11,591,026
Unbilled receivables	95,327	2,484,799
Notes receivable (current portion)	44,419	39,016
Due from related party	1,064,264	-
Prepaid insurance	344,055	455,881
Prepaid expenses and other current assets	27,719	264,485
Assets held for sale	-	3,656,539
	5,312,281	18,532,530

Notes receivable (net of current portion)	42,190	47,593
Property and equipment, net of accumulated depreciation	183,832	182,606
Other assets	34,906	34,906
	$5,573,209	$18,797,635

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$73,450	$73,450
Loans payable - related parties	107,721	111,723
Notes payable - acquisitions (current portion)	200,857	182,439
Note payable - related party (current portion)	1,800,000	-
Line of credit	970,093	8,931,689
Cash overdraft	-	14,731
Insurance obligation payable	29,887	113,373
Accounts payable and accrued expenses	4,393,708	4,574,587
Accounts payable - related parties	73,086	1,232,342
Accrued payroll and taxes	229,580	284,834
Payroll taxes payable	3,989,626	4,160,539
Series A redemption payable	300,000	300,000
Warrant liability	-	2,135
Series I convertible preferred stock (including unpaid dividends of
$40,091)	-	2,217,591
Liabilities held for sale	-	5,494,279
	12,168,008	27,693,712

Notes payable - acquisitions (net of current portion)	461,294	490,848
Note payable - related party (net of current portion)	556,850	-
Payroll taxes payable	336,546	449,046
Convertible debt	40,000	40,000
	13,562,698	28,673,606
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
(including unpaid dividends of $104,500 and $94,000)	704,500	694,000

Common stock, $.04 par value, 100,000,000 shares authorized; 23,446,423
and 19,606,423 shares issued and outstanding	937,857	784,257

Additional paid-in capital	10,696,971	10,835,031
Accumulated deficit	(20,353,517)	(22,213,959)
Total stockholders’ equity (deficiency)	(7,989,489)	(9,875,971)
	$5,573,209	$18,797,635

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
	(Restated)	(Restated)

Revenues	$1,233,858	$1,112,846

Cost of revenues ($389,735 and $7,925 to related parties)	822,256	785,884

Gross profit	411,602	326,962

Selling, general and administrative expenses	1,246,033	1,084,810

Operating (loss) from continuing operations	(834,431)	(757,848)

Interest expense	(299,351)	(207,795)
Other income (expense)	(57,309)	(45,605)
Gain (loss) on change in fair value of warrants	2,135	(284,648)
(Loss) from continuing operations	(1,188,956)	(1,295,896)
Discontinued operations - income (loss) from discontinued operations	(107,044)	1,024,992
Gain on sale of discontinued operations (net)	3,156,442	-

Net earnings (loss)	1,860,442	(270,904)
Dividends on preferred stock	(10,500)	(10,500)

Net earnings (loss) attributable to common stockholders	$1,849,942	$(281,404)

Net earnings (loss) per share attributable to common stockholders
Basic:
(Loss) from continuing operations	$(.06)	$(.08)
Earnings from discontinued operations	.15	.06
Net earnings (loss)	$.09	$(.02)

Diluted:
(Loss) from continuing operations	$(.06)	$(.08)
Earnings from discontinued operations	.14	.06
Net earnings (loss)	$.08	$(.02)

Weighted average shares outstanding per common share
Basic	20,432,727	16,820,354
Diluted	23,115,798	16,820,354

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
Cash flows from operating activities	(Restated)	(Restated)
Net (loss) from continuing operations	$(1,188,956)	$(1,295,896)
Net earnings - discontinued operations	3,049,398	1,024,992
Adjustments to reconcile net earnings to net cash used by operating activities
Depreciation	50,904	72,620
Amortization	41,902	102,622
Provision for doubtful accounts	-	25,000
Deferred financing costs amortization	-	402
Gain on sale of discontinued operations	(3,156,442)	-
Imputed interest	133	19,209
Dividends on preferred stock	163,625	65,084
Intrinsic value of the beneficial conversion feature of convertible preferred stock	1,674	-
(Gain) loss on change in fair value of warrants	(2,135)	284,648
Changes in operating assets and liabilities
Accounts receivable	8,224,976	1,534,273
Due from related party	185,736	-
Prepaid insurance	111,826	(115,440)
Prepaid expenses and other current assets	231,118	10,626
Other assets	(1,000)	32,976
Insurance obligation payable	(83,486)	(100,895)
Accrued payroll and taxes	(55,254)	(510,943)
Payroll taxes payable	(283,413)	(144,314)
Accounts payable and accrued expenses	(1,390,135)	(1,005,269)
Accrued interest	3,809	(73,792)
Total adjustments	4,043,838	196,807
	5,904,280	(74,097)
Cash flows (used in) investing activities
Purchase of property and equipment	(13,977)	(74,131)
Cash received in connection with sale of discontinued operations
(net of $10,000 in costs in 2005)	98,861	-
Collection of notes receivable	-	6,669
	84,884	(67,462)
Cash flows from financing activities
Net repayments of line of credit	(5,989,075)	(1,082,210)
Proceeds from loans payable - related parties	-	400,000
Payments of loans payable	-	(16,078)
Payments of loans payable - related parties	(4,002)	(42,710)
Payments of notes payable - acquisitions	(11,269)	(275,418)
Cash overdraft	(14,731)	468,454
Redemption of preferred stock	-	(34,000)
Dividends paid	-	(10,000)
	(6,019,077)	(591,962)
Net change in cash	(29,913)	(733,521)
Cash - beginning	40,784	735,726
Cash - ending	$10,871	$2,205

Supplemental disclosure of cash paid
Interest	$305,299	$418,523

See notes to condensed consolidated financial statements

Schedule of non-cash investing and financing activities
Sale of discontinued operations:
Gain on sale	$3,156,442	$-
Net assets sold	1,683,783	-
Cancellation of accounts payable - related parties (net)	(3,541,364)	-
Due from related party	(1,250,000)	-
Accrued expenses	50,000	-
Net cash received	$98,861	$-

Issuance of common stock upon conversion of convertible preferred stock	$24,366	$-
Cumulative dividends on preferred stock	$10,500	$10,500
Accrued interest converted to loan payable	$-	$21,600
Put option liability converted to loan payable	$-	$18,000

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

NOTE 3 - ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (revised 2004), Share-Based Payment, using the modified prospective application transition method. All outstanding stock options at September 30, 2005, were fully-vested. Accordingly, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position, results of operations or cash flows because the intrinsic value method under the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, were materially consistent with the Company's recognition of compensation expense under the equity plans.

The following table illustrates, for the three months ended December 31, 2004, the effect on net earnings (loss) and net earnings (loss) per share had compensation expense for the employee stock-based plans been recorded based on the fair value method using the Black-Scholes option pricing model under SFAS No. 123, as amended:

Three Months
Ended
December 31, 2004
(Restated)
Net (loss), as reported	$(281,404)
Deduct: total stock-based compensation expense determined under fair value method	(187,442)
Net loss, as adjusted	$(468,846)
Basic and diluted net loss per share:
As reported	$(.02)
As adjusted	$(.03)

During the three months ended December 31, 2005, the Company did not have any share-based payment transactions.

NOTE 4 - EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. There were 2,683,071 and -0- dilutive shares for the three months ended December 31, 2005 and December 31, 2004, respectively. Outstanding common stock options and warrants not included in the computation of earnings per share for the three months ended December 31, 2005 and 2004, totaled 18,611,403 and 17,111,403, respectively. These options and warrants were excluded because their inclusion would have an anti-dilutive effect on earnings per share.

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

NOTE 12 - DERIVATIVE INSTRUMENTS AND RESTATEMENT

In accordance with SFAS No. 133 and EITF 00-19, in August 2006, the Company determined that certain warrants to purchase the Company's common stock should be separately accounted for as liabilities.  The Company had not classified those derivative liabilities as such in its previously issued financial statements.  In order to reflect these changes, the Company restated its financial statements for the years ended September 30, 2005 and 2004, and the quarterly periods therein, to record the fair value of these warrants on the Company's balance sheet as a liability and record changes in the values of these derivatives in the Company's consolidated statements of operations as "Gain (loss) on change in fair value of warrants".

The aggregate balance sheet amount shown for the warrant liability increased from $5,265,989 at September 30, 2004 to $5,550,637 at December 31, 2004 and decreased from $2,135 at September 30, 2005 to $-0- at December 31, 2005, resulting in a loss on change in fair value of warrants of $284,648 in the consolidated statement of operations for the three months ended December 31, 2004 and a gain of $2,135 for the three months ended December 31, 2005.  This resulted in total liabilities being understated by $2,135 at September 30, 2005.

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

Loss on Change in Fair Value of Warrants.  We recognized a non-cash gain (loss) as a result of the increase in the fair value of certain warrants accounted for as a derivative liability of $2,135 and ($284,648) in the three months ended December 31, 2005 and 2004, respectively.

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net loss attributable to common stockholders of $1,199,456, for the three months ended December 31, 2005 compared to a net loss attributable to common stockholders of $1,306,396 for the three months ended December 31, 2004.

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

In March 2006, the Securities and Exchange Commission requested that we amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 to remove the audit report issued by Amper Politziner & Mattia, P.C., our predecessor auditor, on our financial statements as of and for the years ended September 30, 2004 and 2003, inasmuch as we had not obtained permission from the predecessor auditor to include such report in the filing as contemplated by Public Company Accounting Oversight Board Statements of Auditing Standards Section 508.  Our Chief Executive Officer and Chief Financial Officer have concluded that the inclusion of the predecessor auditor report in our Form 10-K for the fiscal year ended September 30, 2005 represents a material weakness in our review of applicable financial reporting regulatory requirements when preparing our financial statements.  A "material weakness" is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner.  We are addressing the weakness in our review of the application of applicable financial reporting regulatory requirements by improving the training of our personnel and researching, identifying, analyzing, documenting and reviewing applicable regulatory requirements.

In connection with its audit of, and in the issuance of its report on our financial statements for the year ended September 30, 2004, Amper Politziner & Mattia, P.C. delivered a letter to the Audit Committee of our Board of Directors and our management that identified three items that it considered to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the American Institute of Certified Public Accountants.  Those material weaknesses arose due to (1) limited resources and manpower in the finance department; (2) inadequacy of the financial review process; and (3) inadequate documentation of certain financial procedures.  While we believe that we have adequate policies, we agreed with our independent auditors that our implementation of those policies should be improved.  As a result, although we were unable to expand the number of personnel in the accounting function due to financial contstraints, we did provide additional training to existing staff which allowed us to increase redundancies in our system and improve our segregation of duties.

In addition in August 2006, we identified deficiencies in our internal controls and disclosure controls related to the accounting for certain warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133.  We restated our consolidated financial statements for the years ended September 30, 2004 and 2005, in order to correct the accounting in such financial statements with respect to derivative liabilities in accordance with EITF 00-19 and SFAS 133.  Since July 2006, we have undertaken improvements to our internal controls in an effort to remediate those deficiencies by training our accounting staff to understand and implement the requirements of EITF 00-19 and SFAS 133.

Notwithstanding the material weaknesses and deficiencies described above, our management, including our Chief Executive Officer and Chief Financial Officer believes that the consolidated financial statements, as restated, included in the 2005 Form 10-K/A and this report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

STRATUS SERVICES GROUP, INC.

Date: August 15, 2006	By:	/s/ Joseph J. Raymond

Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 15, 2006	By:	/s/ Michael A. Maltzman

Vice President and Chief Financial Officer Principal Financial and Accounting Officer