Form 10-Q/A
period 2006-03-31
STRATUS SERVICES GROUP INC
filed 2006-08-15
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Form 10-Q is being amended to restate the accompanying consolidated financial statements.  In August 2006, management determined that certain warrants issued in connection with an exchange offer and a public offering in August 2004 should have been recorded as derivative liabilities at the time they were issued.  We have added Note 13 to disclose the derivative instrument liabilities and made revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect the restatement.

We are required to record the fair value of the warrants on our balance sheet at fair value with changes in the value of the warrants as non-operating gains or losses on our consolidated statement of operations.  The effect of the non-cash changes related to accounting for the warrant liability in our consolidated statement of operations for the three months ended March 31, 2005 and the six months ended March 31, 2006 and 2005, was an increase in net earnings attributable to common stockholders of $4,554,369, $2,135 and $4,269,721, respectively.  There were no changes to the statement of operations for the three months ended March 31, 2006.  Basic and diluted earnings attributable to common stockholders per share for the three months ended March 31, 2005 increased by $.27 and $.24, respectively.  Basic and diluted earnings attributable to common stockholders per share for the six months ended March 31, 2005 increased by $.25 and $.24, respectively.  The effect on our consolidated balance sheet as of September 30, 2005 was an increase in current liabilities of $2,135 and a corresponding decrease in stockholders' equity.

In all other material respects, this Amended Quarter Report on Form 10-Q/A is unchanged from the Quarterly Report on Form 10-Q previously filed by the Company on May 15, 2006.  This amendment should also be  read in conjunction with our amended Annual Report on Form 10-K/A for the year ended September 30, 2005.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
Assets	2006	2005
	(Restated)	(Restated)
Current assets
Cash	$53,541	$40,784
Accounts receivable-less allowance for doubtful accounts of $697,000
and $3,039,000	1,694,181	11,591,026
Unbilled receivables	89,728	2,484,799
Notes receivable (current portion)	80,000	39,016
Due from related party	789,264	-
Prepaid insurance	270,242	455,881
Prepaid expenses and other current assets	97,207	264,485
Assets held for sale	-	3,656,539
	3,074,163	18,532,530

Notes receivable (net of current portion)	-	47,593
Property and equipment, net of accumulated depreciation	175,001	182,606
Other assets	10,081	34,906
	$3,259,245	$18,797,635

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$73,450	$73,450
Loans payable - related parties	102,721	111,723
Notes payable - acquisitions (current portion)	218,822	182,439
Note payable - related party (current portion)	375,000	-
Line of credit	887,678	8,931,689
Cash overdraft	-	14,731
Insurance obligation payable	13,470	113,373
Accounts payable and accrued expenses	4,364,845	4,574,587
Accounts payable - related parties	-	1,232,342
Accrued payroll and taxes	89,872	284,834
Payroll taxes payable	3,985,314	4,160,539
Series A redemption payable	300,000	300,000
Warrant liability	-	2,135
Series I convertible preferred stock (including unpaid dividends of
$40,091)	-	2,217,591
Liabilities held for sale	-	5,494,279
	10,411,172	27,693,712

Notes payable - acquisitions (net of current portion)	430,720	490,848
Note payable - related party (net of current portion)	511,850	-
Payroll taxes payable	186,546	449,046
Convertible debt	40,000	40,000
	11,580,288	28,673,606
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
(including unpaid dividends of $115,000 and $94,000)	715,000	694,000

Common stock, $.04 par value, 100,000,000 shares authorized; 41,196,422
and 19,606,423 shares issued and outstanding	1,647,857	784,257

Additional paid-in capital	10,113,471	10,835,031
Accumulated deficit	(20,822,071)	(22,213,959)
Total stockholders’ equity (deficiency)	(8,321,043)	(9,875,971)
	$3,259,245	$18,797,635

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
		(Restated)	(Restated)	(Restated)

Revenues	$1,190,086	$1,121,881	$2,423,944	$2,234,727

Cost of revenues ($90,138, $7,572, $479,873
and $15,497 to related parties	871,568	809,876	1,693,824	1,595,760

Gross profit	318,518	312,005	730,120	638,967

Selling, general and administrative expenses	761,471	1,267,438	2,007,504	2,352,248

Operating income (loss) from continuing operations	(442,953)	(955,433)	(1,277,384)	(1,713,281)

Interest expense	(84,457)	(259,199)	(383,808)	(466.994)
Other income (expense)	38,572	26,332	(18,737)	(19,273)
Gain on change in fair value of warrants	-	4,554,369	2,135	4,269,721
Earnings (loss) from continuing operations	(488,838)	3,366,069	(1,677,794)	2,070,173
Discontinued operations - income (loss) from discontinued operations	(200,000)	218,900	(307,044)	1,243,892
Gain on sale of discontinued operations (net)	220,284	-	3,376,726	-

Net earnings (loss)	(468,554)	3,584,969	1,391,888	3,314,065
Dividends on preferred stock	(10,500)	(10,500)	(21,000)	(21,000)

Net earnings (loss) attributable to common stockholders	$(479,054)	$3,574,469	$1,370,888	$3,293,065

Net earnings (loss) per share attributable to common stockholders
Basic:
Earnings (loss) from continuing operations	$(.01)	$.20	$(.06)	$.12
Earnings (loss) from discontinued operations	-	.01	.11	.07
Net earnings (loss)	$(.01)	$.21	$.05	$.19

Diluted:
Earnings (loss) from continuing operations	$(.01)	$.17	$(.06)	$.11
Earnings (loss) from discontinued operations	-	.01	.11	.07
Net earnings (loss)	$(.01)	$.18	$.05	$.18

Weighted average shares outstanding per common share
Basic	36,055,682	16,833,965	28,158,364	16,827,085
Diluted	36,055,682	20,705,887	28,689,714	18,733,046

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)
Cash flows from operating activities
Net earnings (loss) from continuing operations	$(1,677,794)	$2,070,173
Net earnings - discontinued operations	3,069,682	1,243,892
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	73,340	163,575
Amortization	41,902	209,111
Provision for doubtful accounts	-	300,000
Deferred financing costs amortization	-	804
Stock compensation	92,000	-
Gain on sale of discontinued operations	(3,376,726)	-
Imputed interest	15,254	37,854
Dividends on preferred stock	163,625	129,515
Intrinsic value of beneficial conversion feature of convertible preferred stock	1,674	-
Gain on change in fair value of warrants	(2,135)	(4,269,721)
Changes in operating assets and liabilities
Accounts receivable	10,262,020	567,690
Prepaid insurance	185,639	732,514
Prepaid expenses and other current assets	238,930	6,883
Other assets	23,825	22,259
Insurance obligation payable	(99,903)	(134,975)
Accrued payroll and taxes	(194,962)	(830,850)
Payroll taxes payable	(437,725)	(418,365)
Accounts payable and accrued expenses	(1,508,853)	1,197,996
Accrued interest	20,578	(37,155)
Total adjustments	5,498,483	(2,322,865)
	6,890,371	991,200
Cash flows (used in) investing activities
Purchase of property and equipment	(27,582)	(126,707)
Cash received in connection with sale of discontinued operations
(net of $10,000 in costs in 2006) (including $460,736 from a related party)	702,581	-
Collection of notes receivable	6,609	6,669
Payments for business acquisitions	-	(136,000)
	681,608	(256,038)
Cash flows (used in) financing activities
Net repayment of line of credit	(6,071,490)	(717,749)
Payments of loans payable	-	(37,964)
Proceeds from loans payable - related parties	-	650,000
Payments of loans payable - related parties	(9,002)	(634,761)
Payments of note payable - related party	(1,425,000)	-
Payments of notes payable - acquisitions	(38,999)	(487,119)
Cash overdraft	(14,731)	(24,492)
Redemption of preferred stock	-	(34,000)
Dividends paid	-	(15,000)
	(7,559,222)	(1,301,085)
Net change in cash	12,757	(565,923)
Cash - beginning	40,784	735,726
Cash - ending	$53,541	$169,803

See notes to condensed consolidated financial statements

Supplemental disclosure of cash paid
Interest	$342,987	$760,881
Schedule of noncash investing and financing activities
Business acquired
Fair value of net assets acquired	$-	$358,500
Less: cash paid	-	(136,000)
Less: common stock issued	-	(16,500)
Liabilities assumed	$-	$206,000
Sale of discontinued operations:
Gain on sale	$3,156,442	$-
Net assets sold	1,683,783	-
Cancellation of accounts payable - related parties (net)	(3,541,364)	-
Due from related party	(1,250,000)	-
Accrued expenses	50,000	-
Net cash received	$98,861	$-

Issuance of common stock upon conversion of convertible preferred stock	$24,366	$-
Cumulative dividends on preferred stock	$21,000	$21,000
Accrued interest converted to loan payable	$-	$21,600
Put option liability converted to loan payable	$-	$18,000

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

The following table illustrates, for the three and six months ended March 31, 2005, the effect on net (loss) and net (loss) per share had compensation expense for the employee stock-based plans been recorded based on the fair value method using the Black-Scholes option pricing model under SFAS No. 123, as amended:

	Three Months	Six Months
	Ended	Ended
	March 31, 2005	March 31, 2005
	(Restated)	(Restated)
Net earnings (loss), as reported	$3,574,469	$3,293,065
Deduct: total stock-based compensation expense determined under fair value method	(187,442)	(374,884)
Net earnings, as adjusted	$3,387,027	$2,918,181
Net earnings per share:
Basic - as reported	$.21	$.19
Basic - as adjusted	$.20	$(.08)
Diluted - as reported	$.18	$.18
Diluted - as adjusted	$.16	$.16

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

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. There were dilutive shares for the three months ended March 31, 2006 and 2005, respectively. There were 531,350 and 1,905,961 dilutive shares for the six months ended March 31, 2006 and 2005, respectively. Outstanding common stock options and warrants not included in the computation of earnings per share for the three and six months ended March 31, 2006 and 2005, totaled 18,611,403 and 17,111,403, respectively. These options and warrants were excluded because their inclusion would have an anti-dilutive effect on earnings per share.

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

NOTE 13 -	DERIVATIVE INSTRUMENTS AND RESTATEMENT

In accordance with SFAS No. 133 and EITF 00-19, in August 2006, the Company determined that certain warrants to purchase the Company's common stock should be separately accounted for as liabilities.  The Company had not classified those derivative liabilities as such in its prevously issued financial statements.  In order to reflect these changes, the Company restated its financial statements for the years ended September 30, 2005 and 2004, and the quarterly periods therein, to record the fair value of these warrants on the Company's balance sheet as a liability and record changes in the values of these derivatives in the Company's consolidated statements of operations as "Gain (loss) on change in fiar value of warrants".  This resulted in total liabilities being understated by $2,135 at September 30, 2005.

The aggregate balance sheet amount shown for the warrant liability decreased from $5,265,989 at September 30, 2004 to $996,268 at March 31, 2005 and to $-0- at March 31, 2006.  As a result, we recognized a gain of $-0- and $4,554,369 in the three months ended March 31, 2006 and 2005, respectively, and $2,135 and $4,269,721 in the six months ended March 31, 2006 and 2005, respectively.

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

Gain on Change in Fair Value of Warrants.  We recognized a non-cash gain as a result of the decrease in the fair value of certain warrants accounted for as a derivative liability of $4,554,369 in the three months ended March 31, 2005.

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net (loss) attributable to common stockholders of $(499,338), for the three months ended March 31, 2006 compared to net earnings attributable to common stockholders of $3,355,569 for the three months ended March 31, 2005.

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

Gain on Change in Fair Value of Warrants.  We recognized a non-cash gain as a result of the decrease in the fair value of certain warrants accounted for as a derivative liability of $4,269,721 in the six months ended March 31, 2005.

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net (loss) attributable to common stockholders of $(1,700,929) for the six months ended March 31, 2006 compared to net earnings attributable to common stockholders of $2,049,173 for the six months ended March 31, 2005.

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