Form 10-Q
period 2006-06-30
STRATUS SERVICES GROUP INC
filed 2006-08-16
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Common Stock, $.04 par value, outstanding as of August 11, 2006 was 65,479,756.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
Assets	2006	2005
		(Restated)
Current assets
Cash	$103,866	$40,784
Accounts receivable-less allowance for doubtful accounts of $697,000
and $3,039,000	929,227	11,591,026
Unbilled receivables	196,315	2,484,799
Notes receivable (current portion)	80,000	39,016
Due from related party	621,764	-
Prepaid insurance	230,058	455,881
Prepaid expenses and other current assets	214,121	264,485
Assets held for sale	-	3,656,539
	2,375,351	18,532,530

Notes receivable (net of current portion)	-	47,593
Property and equipment, net of accumulated depreciation	160,239	182,606
Other assets	12,020	34,906
	$2,547,610	$18,797,635

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable	$78,450	$73,450
Loans payable - related parties	87,721	111,723
Notes payable - acquisitions (current portion)	152,669	182,439
Note payable - related party (current portion)	248,827	-
Line of credit	477,557	8,931,689
Cash overdraft	-	14,731
Insurance obligation payable	10,448	113,373
Accounts payable and accrued expenses	4,188,472	4,574,587
Accounts payable - related parties	-	1,232,342
Accrued payroll and taxes	181,943	284,834
Payroll taxes payable	3,916,235	4,160,539
Series A redemption payable	300,000	300,000
Warrant liability	-	2,135
Series I convertible preferred stock (including unpaid dividends of
$40,091)	-	2,217,591
Liabilities held for sale	-	5,494,279
	9,642,322	27,693,712

Notes payable - acquisitions (net of current portion)	525,875	490,848
Note payable - related party (net of current portion)	393,023	-
Payroll taxes payable	31,546	449,046
Convertible debt	40,000	40,000
	10,632,766	28,673,606
Commitments and contingencies

Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series E non-voting convertible preferred stock, $.01 par value,
247 shares issued and outstanding, liquidation preference of $24,700	-	24,700

See notes to condensed consolidated financial statements

Series F voting convertible preferred stock, $.01 par value, 6,000 shares issued and outstanding, liquidation preference of $600,000
(including unpaid dividends of $80,500 and $94,000)	680,500	694,000

Common stock, $.04 par value, 100,000,000 shares authorized; 65,479,754
and 19,606,423 shares issued and outstanding	2,619,190	784,257

Additional paid-in capital	9,417,738	10,835,031
Accumulated deficit	(20,802,584)	(22,213,959)
Total stockholders’ equity (deficiency)	(8,085,156)	(9,875,971)
	$2,547,610	$18,797,635

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Revenues	$1,282,074	$1,180,222	$3,706,018	$3,414,949

Cost of revenues ($-0-, $222,191, $479,873
and $319,756 to related parties)	910,576	839,557	2,604,400	2,435,317

Gross profit	371,498	340,665	1,101,618	979,632

Selling, general and administrative expenses	527,365	1,384,590	2,534,869	3,736,838

Operating loss from continuing operations	(155,867)	(1,043,925)	(1,433,251)	(2,757,206)

Interest expense	(47,179)	(187,433)	(430,987)	(654,427)
Other income (expense)	7,108	(24,049)	(11,629)	(43,322)
Gain on change in fair value of warrants	-	882,409	2,135	5,152,130

Earnings (loss) from continuing operations	(195,938)	(372,998)	(1,873,732)	1,697,175
Discontinued operations - income (loss) from discontinued operations	-	225,187	(307,044)	1,469,079

Gain on sale of discontinued operations (net)	215,425	2,239,108	3,592,151	2,239,108

Net earnings	19,487	2,091,297	1,411,375	5,405,362
Dividends on preferred stock	(10,500)	(10,500)	(31,500)	(31,500)
Net earnings (loss) attributable to common stockholders	$8,987	$2,080,797	$1,379,875	$5,373,862

Net earnings (loss) per share attributable to common stockholders
Basic:
(Loss) from continuing operations	$-	$(.02)	$(.05)	$.10
Earnings from discontinued operations	-	.14	.09	.22
Net earnings (loss)	$-	$.12	$.04	$.32

Diluted:
(Loss) from continuing operations	$-	$(.02)	$(.05)	$.08
Earnings from discontinued operations	-	.12	.08	.20
Net earnings (loss)	$-	$.10	.03	$.28

Weighted average shares outstanding per common share
Basic	52,849,291	17,062,909	36,388,673	16,905,693
Diluted	71,933,849	20,874,831	43,104,426	19,446,974

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2006	2005
		(Restated)
Cash flows from (used in) operating activities
Net earnings	$1,411,375	$5,405,362
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	93,302	251,399
Amortization	41,902	319,988
Provision for doubtful accounts	-	500,000
Deferred financing costs amortization	-	1,748
Gain on sale of discontinued operations	(3,592,151)	(2,239,108)
Stock compensation	100,400	42,000
Warrants issued for fees	-	13,000
Accrued interest	29,326	(36,695)
Imputed interest	26,782	55,920
Dividends on preferred stock	163,625	194,662
Intrinsic value of beneficial conversion feature of convertible preferred stock	-	1,674
Gain on change in fair value of warrants	(2,135)	(5,152,130)
Changes in operating assets and liabilities
Accounts receivable	10,920,387	1,400,409
Prepaid insurance	225,823	886,071
Prepaid expenses and other current assets	182,935	8,035
Other assets	21,886	34,346
Insurance obligation payable	(102,925)	35,729
Accrued payroll and taxes	(102,891)	(859,513)
Payroll taxes payable	(661,804)	(918,201)
Accounts payable and accrued expenses	(1,631,500)	2,057,675
Total adjustments	5,727,636	(3,417,665)
	7,139,011	1,987,697
Cash flows from (used in) investing activities
Purchase of property and equipment	(32,782)	(182,706)
Cash received in connection with sale of discontinued operations		(136,000)
(net of $10,000 in costs) - (including $628,236 from a related party)	-	1,024,587
Payments for business acquisitions	-	11,184
Collection of notes receivable	6,609	(322,952)
Payments in connection with sale of discontinued operations	998,414	(630,474)

Cash flows (used in) financing activities
Payments of loans payable	-	(76,600)
Proceeds from loans payable - related parties	-	650,000
Payments of loans payable - related parties	(24,002)	(778,087)
Payments of note payable - related party	-	(1,490,000)
Payments of notes payable - acquisitions	(63,999)	(696,445)
Net repayment of line of credit	(6,481,611)	(1,099,393)
Redemption of preferred stock	-	(34,000)
Cash overdraft	(14,731)	(4,144)
Dividends paid	-	(20,000)
	(8,074,343)	(2,058,669)

Net change in cash	63,082	(701,446)
Cash - beginning	40,784	735,726
Cash - ending	$103,866	$34,280

See notes to condensed consolidated financial statements

Supplemental disclosure of cash paid
Interest	$381,418	$1,014,536
Schedule of noncash investing and financing activities
Business acquired:
Fair value of net assets acquired	$-	$358,500
Less: cash paid	-	(136,000)
Less: common stock issued	-	(16,500)
Liabilities assumed	$-	$206,000

Sale of discontinued operations:
Gain on sale	$3,592,151	$2,239,108
Net assets sold	1,683,783	377,265
Due from related party	(621,764)	-
Accrued earn-out	(138,219)	-
Cancellation of accounts payable - related parties (net)	(3,541,364)	(3,315,719)
Cancellation of amounts due from related party	-	376,394
Accrued expenses	50,000	-
Net cash received (paid)	$1,024,587	$(322,952)

Issuance of common stock upon conversion of convertible preferred stock	$24,366	$-
Cumulative dividends on preferred stock	$31,500	$31,500
Accrued interest converted to loan payable	$-	$21,600
Put option liability converted to loan payable	$-	$18,000

STRATUS SERVICES GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF PRESENTATION

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

Until December 2005, Stratus Services Group, Inc. together with its 50%-owned consolidated joint venture, (the “Company”) was a national provider of staffing and productivity consulting services. Prior to December 2005, the Company operated a network of 29 offices in 7 states. In December 2005, the Company completed a series of asset sales transactions pursuant to which it sold substantially all of the assets that it used to conduct its staffing services business (see Note 6). As a result, the Company is no longer conducting active staffing services for any clients and is not operating any branch offices. The Company plans to focus on expanding its information technology staffing solutions business, which is conducted through its 50% owned consolidated joint venture, Stratus Technology Services, LLC (“STS”) (see Notes 1 and 11).

NOTE 2 -	LIQUIDITY

At June 30, 2006, the Company had limited liquid resources. Current liabilities were $9,642,322 and current assets were $2,375,351. The difference of $7,266,971 is a working capital deficit, which is primarily the result of losses incurred during the last four years. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis, to fund the operation and capital needs, and to obtain additional financing as may be necessary.

Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company’s plans. The steps included closing branches that were not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expense, and most significantly, the asset sales transactions that were completed in December 2005 (see Note 5).

The Company continues to pursue other sources of equity or long-term debt financings. The Company also continues to negotiate payment plans and other accommodations with its creditors.

NOTE 3 -	ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (revised 2004), Share-Based Payment, using the modified prospective application transition method. All outstanding stock options at September 30, 2005, were fully-vested. Accordingly, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position, results of operations or cash flows.

The following table illustrates, for the three and six months ended March 31, 2005, the effect on net (loss) and net (loss) per share had compensation expense for the employee stock-based plans been recorded based on the fair value method using the Black-Scholes option pricing model under SFAS No. 123, as amended:

	Three Months	Nine Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net earnings, as reported	$2,080,797	$5,373,862
Deduct: total stock-based compensation expense determined under fair value method	(242,400)	(617,288)
Net earnings, as adjusted	$1,838,397	$4,756,574
Basic net earnings per share:
As reported	$.12	$.32
As adjusted	$.11	$.28

Diluted net earnings per share:
As reported	$.10	$.28
As adjusted	$.09	$.24

During the nine months ended June 30, 2006, the Company issued an aggregate of 12,200,000 shares of its common stock to five employees, a director, three former directors and a consultant. In connection therewith, the value of the shares was based on the market price at date of issuance and accordingly, $100,400 was charged to operations.

NOTE 4 -	NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments,” (SFAS 155), which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (SFAS 156”). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as a servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method of the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company does not expect that the implementation of FIN 48 will have a material impact on its financial position, results of operations or cash flows.

NOTE 5 -	EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. There were 19,084,558 and 3,811,922 dilutive shares for the three months ended June 30, 2006 and 2005, respectively. There were 6,715,753 and 1,381,367 dilutive shares for the nine months ended June 30, 2006 and 2005, respectively. Outstanding common stock options and warrants not included in the computation of earnings per share for the three and nine months ended June 30, 2006 and 2005, totaled 20,326,787 and 18,611,403, respectively. These options and warrants were excluded because their inclusion would have an anti-dilutive effect on earnings per share.

NOTE 6 -	DISCONTINUED OPERATIONS

(a)
In December 2005, the Company completed the following series of transactions pursuant to which it sold substantially all of the assets used to conduct its staffing services business, other then the IT staffing solutions business that is conducted through the Company’s 50% owned joint venture, STS.

(i)
On December 2, 2005, the Company completed the sale, effective as of November 21, 2005, of substantially all of the tangible and intangible assets, excluding accounts receivable, of several of its offices located in the Western half of the United States (the “ALS Purchased Assets”) to ALS, LLC (“ALS”), a related party (see Note 11). The offices sold were the following: Chino, California; Colton, California; Los Nietos, California; Ontario, California; Santa Fe Springs, California and the Phoenix, Arizona branches and the Dallas Morning News Account (the “Western Offices”). Pursuant to the terms of an Asset Purchase Agreement between the Company and ALS dated December 2, 2005 (the “ALS Asset Purchase Agreement”), the purchase price for the ALS Purchased Assets was payable as follows:

•	$250,000 was payable over the 60 days following December 2, 2005, at a rate no faster than $125,000 per 30 days;

•	$1,000,000 payable by ALS is being paid directly to certain taxing authorities to reduce the Company’s tax obligations; and

•	$3,537,000 which was paid by means of the cancellation of all net indebtedness owed by the Company to ALS outstanding as of the close of business on December 2, 2005.

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

The consolidated financial statements for all periods presented have been restated to reflect discontinued operations of the aforementioned asset sales. The operating results of discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$-	$29,263,653	$18,265,587	$89,942,702
Cost of revenues	-	25,352,961	16,215,630	77,759,463
Gross profit	-	3,910,692	2,046,957	12,183,239
Selling, general and administrative expenses	-	3,199,959	1,950,622	9,605,552
Other charges	-	243,084	-	416,345
Operating income	-	467,640	96,335	2,161,342
Interest expense	-	(242,528)	(205,056)	(688,775)
Other income (expense)	-	66	(198,323)	(3,488)
Net income (loss)	$-	$225,187	$(307,044)	$1,469,079

Assets of the discontinued operations have been reflected in the condensed consolidated balance sheet as current assets held for sale. The liabilities that were assumed or cancelled by the purchasers are reflected as current liabilities held for sale. The following is a summary of assets and liabilities of discontinued operations at September 30, 2005:

September 30,
2005

Pre-paid expenses and other current assets	$61,781
Property and equipment, net	291,552
Goodwill	2,553,081
Intangible assets, net	689,182
Other assets	60,943
Total assets of discontinued operations	$3,656,539

Loans payable	125,000
Notes payable - acquisitions	936,820
Accounts payable and accrued expenses	185,037
Accounts payable - related parties	3,597,422
Put options liability	650,000
Total liabilities of discontinued operations	$5,494,279

The gain (loss) on sale of discontinued operations for the three months and nine months ended June 30, 2006 is summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Sold to:
ALS	$-	$4,340,459
AI	99,704	(104,897)
SOP	50,594	(233,990)
TES	65,127	(349,421)
	215,425	3,652,151

Other costs of sales	-	(60,000)
Gain on sale of discontinued operations	$215,425	$3,592,151

The above gain includes earnout payments of $215,425 and $509,570 in the three and nine months ended June 30, 2006, respectively.

NOTE 7 -	LINE OF CREDIT

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

On January 3, 2006, the Company’s consolidated 50% owned joint venture, STS (see Notes 1 and 11), entered into a factoring and security agreement (the “Factoring Agreement”) with Action Capital Corporation (“Action”). The Factoring Agreement provides for the sale of up to $1,500,000 of acceptable accounts receivable of STS to Action. Action reserves and withholds an amount in a reserve account equal to 10% of the face amount of accounts receivable purchased under the Factoring Agreement. Action has full recourse against STS including, without limitation, the right to charge-back or sell back any accounts receivable, if not paid within 90 days of the date of purchase. The Factoring Agreement provides for STS to pay interest of prime plus 1% plus a monthly fee of .6% on the daily average of unpaid advances.

The prime rate at June 30, 2006 was 8.25%.

NOTE 8 -	PAYROLL TAX LIABILITIES

During fiscal 2003, the Company was notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against the Company. As of June 30, 2006, there was still an aggregate of $3.9 million in delinquent payroll taxes outstanding which are included in “Payroll taxes payable” on the balance sheet. Judgment has not been entered against the Company in California. While judgment has been entered against the Company in New Jersey, no actions have been taken to enforce same.

On January 7, 2005, the Company entered into a payment plan agreement with the EDD with regard to the Company’s past due and unpaid unemployment taxes.

The Company is to continue to pay $12,500 per week to be first applied to its unpaid employment tax liability of $621,546 (as of June 30, 2006) for periods prior to the second quarter 2004; then to second quarter 2004 and third quarter 2004 employment taxes to the extent not already paid, then to interest and then to penalties.

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

No income tax expense was recorded in the three and nine months ended June 30, 2006, because the Company recognized a deferred tax benefit resulting from the utilization of the Company’s net operating loss carryforwards.

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

b. Series I

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

The Convertible Note, payable to Pinnacle (see Notes 9 and 11), which is secured by substantially all of the Company’s assets, becomes due as follows:

• $1,800,000 was due and payable in cash upon the earlier of the Company’s receipt of $1,800,000 of accounts receivable or March 15, 2006. At June 30, 2006, $235,000 of this has not been paid.

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

• $225,000 of the principal amount and unpaid accrued interest thereon is convertible into the Company’s common stock at a conversion price of $0.0072. During the nine months ended June 30, 2006, $150,000 of principal was converted into 20,833,331 shares of the Company’s common stock.

Pinnacle may not convert the Convertible Note to the extent that the conversion would result in Pinnacle owning in excess of 9.999% of the then issued and outstanding shares of common stock of the Company. Pinnacle may waive this conversion restriction upon not less than 60 days prior notice to the Company.

NOTE 12 -	RELATED PARTY TRANSACTIONS

Consulting Fees
An entity which employs the son of the Chief Executive Officer of the Company (the “CEO”) provided consulting services to the Company. Consulting expense was $44,000 and $139,151 for the nine months ended June 30, 2006 and 2005, respectively. Included in the $44,000 is a charge of $16,000 in connection with the issuance of 2,000,000 shares of the Company’s common stock to the entity. The Company has paid consulting fees to an entity whose stockholder is another son of the CEO of the Company. Consulting fees amounted to $-0- and $76,000 for the nine months ended June 30, 2006 and 2005, respectively.

Joint Venture
The Company provides information technology staffing services through a joint venture, STS (see Note 1), in which the Company has a 50% interest. A son of the CEO of the Company has a majority interest in the other 50% venturer.

Payroll Outsourcing
The Company was a party to an Outsourcing Agreement with ALS pursuant to which ALS and its affiliate, Advantage Services Group, LLC (“Advantage”), were to provide payroll outsourcing services for all of the Company’s in-house staff, except for its corporate employees, and customer staffing requirements. As a result of this arrangement, all of the Company’s field personnel were employees of ALS. The Company paid agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates. On June 10, 2005, the Company entered into a Second Addendum to Outsourcing Agreement with ALS, which, among other things, reduced certain rates charged by ALS to the Company. The total amount charged by ALS under this agreement and similar agreements previously in effect between the parties was $17,326,000 and $76,265,000 in the nine months ended June 30, 2006 and 2005, respectively. Accounts payable - related parties in the attached condensed consolidated balance sheets at September 30, 2005, represents amounts due to ALS and Advantage.

The Company terminated the Outsourcing Agreement effective February 3, 2006.

Loan Payable
During the nine months ended June 30, 2006, the Company repaid the $15,000 balance of a loan made to the Company by the CEO.

Other
An entity through which the son of the CEO is employed is a consultant to AI (see Note 6).

The nephew of the CEO of the Company is affiliated with Pinnacle Investment Partners, LP, the holder of the shares of the Company’s Series I Preferred Stock (see Notes 9 and 10). The Company believes that PIP Management Inc., which was designated as the advisor to the Series I holders (see Notes 9 and 10), is also affiliated with Pinnacle Investment Partners, LP.

NOTE 13 -	DERIVATIVE INSTRUMENTS AND RESTATEMENT

In accordance with SFAS No. 133 and EITF 00-19, in August 2006, the Company determined that certain warrants to purchase the Company’s common stock should be separately accounted for as liabilities. The Company had not classified those derivative liabilities as such in its previously issued financial statements. In order to reflect these changes, the Company restated its financial statements for the years ended September 30, 2005 and 2004, and the quarterly periods therein, to record the fair value of these warrants on the Company’s balance sheet as a liability and record changes in the values of these derivatives in the Company’s consolidated statements of operations as “Gain on Change in Fair Value of Warrants”. This resulted in total liabilities being understated by $113,859 at June 30, 2005.

The aggregate balance sheet amount shown for the warrant liability decreased from $5,265,989 at September 30, 2004 to $113,859 at June 30, 2005 and to $-0- at June 30, 2006. As a result, we recognized a gain of $-0- and $982,401 in the three months ended June 30, 2006 and 2005, respectively, and $2,135 and $5,152,130 in the nine months ended June 30, 2006 and 2005, respectively.

Item 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements. Such statements involve assumptions, uncertainties and risks. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our ability to raise additional capital; our ability to achieve and manage growth; our ability to attract and retain qualified personnel; our ability to develop new services; the continued cooperation of our creditors; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; and other factors discussed from time to time in our filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes appearing elsewhere in this report.

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

(a)
On December 2, 2005, we completed the sale, effective as of November 21, 2005, of substantially all of the tangible and intangible assets, excluding accounts receivable, of several of our offices located in the Western half of the United States (the “ALS Purchased Assets”) to ALS, LLC (“ALS”). The offices sold were the following: Chino, California; Colton, California; Los Angeles, California; Los Nietos, California; Ontario, California; Santa Fe Springs, California and the Phoenix, Arizona branches and the Dallas Morning News Account (the “Western Offices”). Pursuant to the terms of an Asset Purchase Agreement between us and ALS dated December 2, 2005 (the “ALS Asset Purchase Agreement”), the purchase price for the ALS Purchased Assets was payable as follows:

•	$250,000 was payable over the 60 days following December 2, 2005, for our documented cash flow requirements, all of which is payable at a rte no faster than $125,000 per 30 days;

•	$1,000,000 payable by ALS is being paid directly to certain taxing authorities to reduce our tax obligations; and

•	$3,537,000 which was paid by means of the cancellation of all net indebtedness owed by us to ALS outstanding as of the close of business on December 2, 2005.

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

The foregoing transactions resulted in a $3,592,151 net gain on sale of discontinued operations which is summarized as follows:

Sold to:
ALS	$4,340,459
AI	(104,897)
SOP	(233,990)
TES	(349,421)
3,652,151

Other costs of sales	(60,000)
Gain on sale of discontinued operations	$3,592,151

The above gain includes earnout payments of $509,570.

Continuing Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues. Revenues increased 8.6% to $1,282,074 for the three months ended June 30, 2006 from $1,180,222 for the three months ended June 30, 2005. This increase was primarily a result of an increase in billable hours.

Gross Profit. Gross profit increased 9.1% to $371,498 for the three months ended June 30, 2006 from $340,665 for the three months ended June 30, 2005, primarily as a result of increased revenues. Gross profit as a percentage of revenues increased slightly to 29.0% for the three months ended June 30, 2006 from 28.9% for the three months ended June 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased 61.9% to $527,365 for the three months ended June 30, 2006 from $1,384,590 for the three months ended June 30, 2005. Selling, general and administrative expenses as a percentage of revenues decreased to 41.1% for the three months ended June 30, 2006 from 117.3% for the three months ended June 30, 2005.

As a result of the asset sales transactions completed in December 2005, the Company began reducing its corporate overhead structure to be more in line with the remaining revenues. These reductions were completed in February 2006.

Interest Expense. Interest expense decreased 74.8% to $47,179 for the three months ended June 30, 2006 from $187,433 for the three months ended June 30, 2005. Interest expense as a percentage of revenues decreased to 3.7% for the three months ended June 30, 2006 from 15.9% for the three months ended June 30, 2005. The decrease was a result of the decrease in outstanding debt.

Gain on Change in Fair Value of Warrants. We recognized a non-cash gain as a result of the decrease in the fair value of certain warrants accounted for as a derivative liability of $882,409 in the three months ended June 30, 2005.

Net Earnings Attributable to Common Stockholders. As a result of the foregoing, we had net earnings attributable to common stockholders of $8,987, for the three months ended June 30, 2006 compared to net earnings attributable to common stockholders of $2,080,797 for the three months ended June 30, 2005.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Revenues. Revenues increased 8.5% to $3,706,018 for the nine months ended June 30, 2006 from $3,414,949 for the nine months ended June 30, 2005. This increase was primarily a result of an increase in billable hours.

Gross Profit. Gross profit increased 12.5% to $1,101,618 for the nine months ended June 30, 2006 from $979,632 for the nine months ended June 30, 2005, primarily as a result of increased revenues. Gross profit as a percentage of revenues increased to 29.7% for the nine months ended June 30, 2006 from 28.7% for the nine months ended June 30, 2005. This increase was a result of increased permanent placements.

Selling, General and Administrative Expenses. SG&A decreased 32.2% to $2,534,869 for the nine months ended June 30, 2006 from $3,736,838 for the nine months ended June 30, 2005. Selling, general and administrative expenses as a percentage of revenues decreased to 68.4% for the nine months ended June 30, 2006 from 109.4% for the nine months ended June 30, 2005. SG&A in the nine months ended June 30, 2006, includes $350,000 of fees charged to us by our former lender in connection with the Forbearance Agreement, the Amended Forbearance Agreement and the various extensions thereof (see Note 7 to the Condensed Consolidated Financial Statements).

As a result of the asset sales transactions completed in December 2005, the Company began reducing its corporate overhead structure to be more in line with the remaining revenues. These reductions were completed in February 2006.

Interest Expense. Interest expense decreased 34.1% to $430,987 for the nine months ended June 30, 2006 from $654,427 for the nine months ended June 30, 2005. Interest expense in the nine months ended June 30, 2006, includes $100,000 of the principal amount of the Convertible Note issued in exchange for our Series I Preferred Stock that was attributable to the settlement of our obligation to pay certain advisory fees and dividend payments under the terms of the Series I Preferred Stock. (see Note 10 to the Condensed Consolidated Financial Statements). Interest expense as a percentage of revenues decreased to 11.6% for the nine months ended June 30, 2006 from 19.2% for the nine months ended June 30, 2005. The decrease was a result of the decrease in outstanding debt.

Gain on Change in Fair Value of Warrants. We recognized a non-cash gain as a result of the decrease to the fair value of certain warrants accounted for as a derivative liability of $2,135 and $5,152,130 in the nine months ended June 30, 2006 and 2005, respectively.

Net Earnings Attributable to Common Stockholders. As a result of the foregoing, we had net earnings attributable to common stockholders of $1,379,875 for the nine months ended June 30, 2006 compared to net earnings attributable to common stockholders of $5,373,862 for the nine months ended June 30, 2005.

Liquidity and Capital Resources

Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying condensed consolidated statements of cash flows. Cash provided to us from discontinued operations (included in the consolidated cash flow discussions below) during the nine months ended June 30, 2006 and 2005 was comprised of the following:

	Nine Months Ended June 30,
	2006	2005

Cash provided by operating activities	$8,400,417	$3,883,929
Cash provided by (used in) investing activities	1,011,541	(252,297)
Cash used in financing activities	(7,930,389)	(1,992,635)
Net	$1,481,569	$1,638,997

Although there is no assurance we will continue to receive earnout payments in connection with discontinued operations, we estimate that we will receive approximately $80,000 per month, through November 2006 and $40,000 per month thereafter, through November 2008.

At June 30, 2006, we had limited liquid resources. Current liabilities were $9,642,322 and current assets were $2,375,351. The difference of $7,266,971 is a working capital deficit, which is primarily the result of losses incurred during the last four years. This condition raises substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

We have taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans. The steps included closing branches that are not profitable, reductions in staffing, and other selling, general and administrative expenses, and most significantly, the asset sales transactions that were completed in December 2005. We continue to pursue other sources of equity or long-term debt financings. We also continue to negotiate payments plans and other accommodations with our creditors. We believe that the cash flow from operations and earnout payments to which we are entitled in connection with the Asset Sales will provide us with sufficient cash flow to support our operations in the next twelve months.

Net cash provided by operating activities was $7,139,011 and $1,987,697 in the nine months ended June 30, 2006 and 2005, respectively.

Net cash provided by (used in) investing activities was $998,414 and $(630,474) in the nine months ended June 30, 2006 and 2005, respectively. Net cash received in connection with the sale of discontinued operations was $1,024,587, including earnout payments of $371,351, in the nine months ended June 30, 2006. Cash used for capital expenditures was $32,782 and $182,706 in the nine months ended June 30, 2006 and 2005, respectively. We used $136,000 in connection with an acquisition in March 2005. Payments in connection with the sale of discontinued operations aggregated $322,952 in the nine months ended June 30, 2005.

Net cash used in financing activities was $8,074,343 and $2,058,669 in the nine months ended June 30, 2006 and 2005, respectively. We had net repayments of $6,481,611 and $1,099,393 under our line of credit in the nine months ended June 30, 2006 and 2005, respectively. Net short-term loan repayments were $24,002 and $204,687 in the nine months ended June 30, 2006 and 2005, respectively. During the nine months ended June 30, 2005, our Chief Executive Officer loaned an aggregate of $650,000 to us, all of which was repaid during the nine months ended June 30, 2005. Payments of notes payable - acquisitions was $63,999 and $696,445 in the nine months ended June 30, 2006 and 2005, respectively. We paid $1,490,000 in the nine months ended June 30, 2006, against a note payable to Pinnacle Investment Partners, LP, a related party.

Our principal uses of cash through December 2005 were to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, start-up expenses of new offices, expansion of services offered, workers’ compensation, general liability and other insurance coverages, debt service and costs relating to other transactions such as acquisitions. Temporary employees were paid weekly, as were payments under our payroll outsourcing agreements with related parties (see Note 11 to the Condensed Consolidated Financial Statements).

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

In January 2006, STS entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Action Capital Corporation (“Action”) which provides for the sale of up to $1,500,000 of accounts receivable of STS to Action. Action will reserve and withhold in a reserve account, an amount equal to 10% of the face amount of accounts receivable purchased under the Factoring Agreement. Action has full recourse against STS, including the right to charge-back or sell back any accounts receivable if not paid within 90 days of the date of purchase. The Factoring Agreement provides for interest at an annual rate of prime plus 1% plus a monthly fee of .6% on the daily average of unpaid balances. The prime rate at June 30, 2006 was 8.25%.

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

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against us. As of June 30, 2006, there was still an aggregate of $3.9 million in delinquent payroll taxes outstanding, including interest and penalties, which are included in “Payroll taxes payable” on the balance sheet as of June 30, 2006. Judgment has not been entered against us in California. While judgment has been entered against us in New Jersey, no actions have been taken to enforce same. On January 7, 2005, we entered into a payment plan agreement with the EDD, which requires us to pay $12,500 per week to the EDD. The $12,500 weekly payment is subject to increase for a three month period following any quarter in which our reported income exceeds $200,000, based upon a percentage related to the amount of increase above $200,000.

In January 2006 we entered into an agreement with the holder of all of the outstanding shares of our Series I Preferred Stock pursuant to which we issued to the holder, effective as of December 28, 2005, a secured convertible promissory note in the aggregate principal amount of $2,356,750 in exchange for all of such shares of Series I Preferred Stock. (See Notes 9 and 10 to the Condensed Consolidated Financial Statements).

As of March 31, 2006, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements. Stockholders’ (deficiency) at that date was $(8,085,156).

We engaged in various transactions with related parties during the nine months ended June 30, 2006 including the following:

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

•
Joseph J. Raymond, Jr., the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, is a 50% member in ALS, LLC, which is the holding company for Advantage. We were a party to an Outsourcing Agreement with ALS and pursuant to which ALS provided payroll outsourcing services for all our in-house staff, except for our corporate employees, and customer staffing requirements. As a result of this arrangement, all of our field personnel were employed by ALS until December 2005. We paid agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates to ALS. The total amount charged by ALS under this agreement was $17,326,000 in the nine months ended June 30, 2006.

•	We repaid a $15,000 non-interest bearing loan made to us by Joseph J. Raymond.
•
At June 30, 2006, we owed: $41,000 under a demand note bearing interest at 10% per annum to a corporation owned by the son of Joseph J. Raymond; $5,123 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in August 2005 and $41,598 to a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which becomes due in full in May 2006.

•	Accounts payable and accrued expenses - related parties in the attached condensed consolidated balance sheets at September 30, 2005, represents amounts due to ALS and Advantage.
•
The nephew of our Chairman, President and CEO is affiliated with Pinnacle Investment Partners, LP (“Pinnacle”), which held 21,163 shares of our Series I Preferred Stock as of September 30, 2005. The Company also believes that PIP Management, Inc., which was designated as the advisor to the Series I holders, is also affiliated with Pinnacle Investment Partners, LP. In January 2006, we entered into an agreement with Pinnacle pursuant to which we issued to Pinnacle, effective as of December 28, 2005, a secured convertible promissory note in the aggregate principal amount of $2,356,750 in exchange for all the outstanding shares of Series I Preferred Stock (see Notes 9 and 10 to the Condensed Consolidated Financial Statements). During the nine months ended June 30, 2006, we paid $1,490,000 against the note. In addition, $225,000 of principal was converted into 25,833,331 shares of our common stock.

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

Contractual Obligations

Our aggregate contractual obligations are as follows:

		Payments Due by Fiscal Period (in Thousands)
			2008 -	2010 -
	Total	2007	2009	2011	Thereafter

Contractual Obligations:
Long-term debt obligations	$1,487	$568	$704	$215	$-
Operating lease obligations	134	76	58	-	-
Series A redemption payable	300	300	-	-	-
Earnout liability	45	45	-	-	-
Payroll tax liability (a)	682	650	32	-	-
TOTAL	$2,648	$1,639	$794	$215	$-

(a)	Exclusive of interest and penalties. Payments may be accelerated based upon future operating result benchmarks.

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

Impact of Recent Accounting Pronouncements

In February 2006, the financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments,” (SFAS 155), which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as a servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method of the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We do not expect that the implementation of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets. Actual results could differ from those estimates. The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. As of June 30, 2006, there have been no material changes to any of the critical accounting policies contained therein.

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

In addition, in August 2006, we identified deficiencies in our internal controls and disclosure controls related to the accounting for certain warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133. We restated our consolidated financial statements for the years ended September 30, 2004 and 2005, in order to correct the accounting in such financial statements with respect to derivative liabilities in accordance with EITF 00-19 and SFAS 133. Since July 2006, we have undertaken improvements to our internal controls in an effort to remediate those deficiencies by training our accounting staff to understand and implement the requirements of EITF 00-19 and SFAS 133.

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

As referenced in our Form 8-K filed with the Commission on June 8, 2006, the California State Compensation Insurance Fund instituted an action on May 17, 2006 in the U.S. District Court, Control District of California, to collect $2.3 million allegedly owed by the Company with respect to workers’ compensation insurance premiums.  In addition, on May 24, 2006 Liberty Mutual Insurance filed suit in the Superior Court of New Jersey, Law Division, Somerset County, seeking $250,000 allegedly owed for workers’ compensation insurance premiums. These amounts have been provided for in the Company’s consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Report on Form 10-K for the fiscal year ended September 30, 2005.

Item 3.	Defaults Upon Senior Securities

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly. As of the date of the filing of this report, $85,678 is in arrears on the Series F Preferred Stock.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended June 30, 2006.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: August 16, 2006	By:	/s/ Joseph J. Raymond

Chairman of the Board of Directors, President and Chief Executive Officer
President and Chief Executive Officer

Date: August 16, 2006	By:	/s/ Michael A. Maltzman

Vice President and Chief Financial Officer
Principal Financial and Accounting Officer