Form 10-K/A
period 2005-09-30
STRATUS SERVICES GROUP INC
filed 2006-10-19
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

Explanatory Note

This Amendment on Form 10-K/A ("Amendment No. 3") amends and restates in its entirety our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the "2005 10-K") as initially filed with the Securities and Exchange Commission (the "SEC") on February 3, 2006, and as previously amended by the Forms 10-K/A filed with the SEC on March 31, 2006 ("Amendment No. 1") and August 15, 2006 ("Amendment No. 2").

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

Amendment No. 2 was filed to (i) include a report of E. Randall Gruber, CPA, P.C. ("Gruber") on our financial statements as of September 30, 2005 and 2004 and for the fiscal years ended September 30, 2005, 2004 and 2003 and (ii) eliminate references added by Amendment No. 1 that indicated that the financial statements as of and for the fiscal years ended September 30, 2004 and 2003 were unaudited.  In addition, in August 2006, we determined that certain warrants issued in connection with the exchange offer and public offering of securities completed in August 2004 should have been recorded as derivative liabilities at the time they were issued.  As a result, we have restated our financial statements as of and for the fiscal years ended September 30, 2005 and 2004 and added Notes 23 and 24 thereto to disclose certain information related to the warrants and the restatement.  Information with respect to the warrants and the restatement has also been added in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

This Amendment No. 3 is being filed to correct the date of Gruber's report on our financial statements as of September 30, 2005 and 2004 and for the fiscal years ended September 30, 2005, 2004 and 2003.

This Amendment speaks as of the end of our fiscal year ended September 30, 2005 as required by Form 10-K or as of the date of the filing of the original 2005 10-K.  Except for the revisions as described above, it does not update any of the statements contained in the original 2005 10-K.  This Amendment contains forward-looking statements that were made at the time the original 2005 10-K was filed on February 3, 2006.  It must be considered in light of any subsequent statements, including forward-looking statements, in any reports made by us subsequent to the filing of the original 2005 10-K, including statements made in filings on Form 8-K or our Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2005, March 31, 2006 and June 30, 2006.

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

May 26, 2006,
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