Form 10-K
period 2006-09-30
STRATUS SERVICES GROUP INC
filed 2007-01-09
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15789

STRATUS SERVICES GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-3499261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Avenue at the Common, Suite 3, Shrewsbury, New Jersey 07702
(Address of principal executive offices)

(732) 945-4803
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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock as reported by the OTC Bulletin Board, as of December 28, 2006, was $823,197 based upon 51,449,819 shares held by non-affiliates.

The number of shares of Common Stock, $.04 par value, outstanding as of December 28, 2006 was 64,479,756.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements. Such statements involve assumptions, uncertainties and risks. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the information technology staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our ability to raise additional capital; our ability to achieve and manage growth; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to open new offices; general economic conditions; the continued cooperation of our creditors; our ability to diversify our client base; and other factors discussed in Item 1A of this Annual Report under the caption “Risk Factors” and from time to time in our filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business. The following discussion and analysis should be read in conjunction with the Financial Statements and notes appearing elsewhere in this Annual Report.

In this Annual Report on Form 10-K, references to “Stratus”, “the Company”, “we”, “us” and “our” refer to Stratus Services Group, Inc. and, unless the context otherwise requires, Stratus Technology Services, LLC, a 50% owned joint venture of Stratus Services Group, Inc.

FORM 10-K

STRATUS SERVICES GROUP, INC.
Form 10-K for the Fiscal Year Ended September 30, 2006

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

In December 2005, we completed a series of asset sale transactions pursuant to which we sold substantially all of the assets that we used to conduct our staffing services business (the “Asset Sales”). As a result of the Asset Sales, we are no longer conducting active staffing services operations for clients other than information technology (“IT”) staffing solutions through our 50% consolidated joint venture, Stratus Technology Services, LLC (“STS”). Since December 2005, we have been primarily focused on expanding our information technology staffing solutions business.

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

We are headquartered at 149 Avenue of the Common, Suite 3, Shrewsbury, New Jersey 07702 and our telephone number is (732) 945-4803. We maintain a presence on the Internet with our website at www.stratusservices.com, an informational site designed to give prospective customers and employees additional information regarding our operations.

Financial Information About Industry Segments

We disclose segment information in accordance with SFAS NO. 131, “Disclosure about Segments of an Enterprise and Related Information.” During the fiscal year ended September 30, 2006, we operated as one business segment which provided different types of staffing services. In accordance with SFAS 131, in concluding that our operations comprised a single operating segment, we have taken into account that we did not compile discrete financial information, other than revenue information, by service offering. As a result, in assessing our performance and making decisions regarding resources to be allocated within our company, our Chief Executive Officer and other members of management reviewed consolidated financial information as well as discrete financial information compiled for each of our branch offices. During fiscal 2007, we expect our IT staffing solutions business to represent our sole business segment.

Principal Services & Markets

During fiscal 2006, our business operations were classified as one segment of different types of staffing services that consisted of Staffing Services, SMARTSolutions(TM) and Information Technology Services service offerings, each service offering having a particular specialty niche within our broad array of targeted markets for all our staffing services.

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

Stratus Technology Services, LLC. We provide IT services through our affiliate, STS. STS was formed in November 2000 as a 50/50 joint venture between us and Fusion Business Services, LLC, a New Jersey based technology project management firm, to consolidate and manage the company-wide technology services business into a single entity focused on establishing market share in the IT market for staffing services. See “Part III-Item 13 Certain Relationships and Related Party Transactions”. STS markets its services to client companies seeking staff for project staffing, system maintenance, upgrades, conversions, installations, relocations, etc. STS provides broad-based professionals in such disciplines as finance, pharmaceuticals, manufacturing and media which include such job specifications as Desktop Support Administrators, Server Engineers, Programmers, Mainframe IS Programmers, System Analysts, Software Engineers and Programmer Analysts. In addition, STS, through its roster of professionals, can initiate and manage turnkey IT projects and provide outsourced IT support on a twenty-four hour, seven day per week basis. STS’ IT staffing solutions services are generally provided on a time-and-materials basis, meaning that STS bills its clients for the number of hours worked in providing services to the client. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. Alternatively, the bill rates for some assignments are based on a mark-up over compensation and other direct and indirect costs. Assignments can range from 30 days to over a year, with an average duration of 4 months. STS maintains a variable cost model in which it compensates most of its consultants only for those hours that it bills to its clients. The consultants who perform IT services for its clients consist of independent contractors and subcontractors. As a result of the sale of our staffing services business, we expect to focus primarily on the development of the STS IT staffing solutions business in fiscal 2006.

Competitive Business Conditions

During fiscal 2006, we competed with other companies in the recruitment of qualified personnel and the development of client relationships. A large percentage of temporary staffing and consulting companies are local operators with fewer than five offices and have developed strong local customer relationships within local markets. Prior to the Asset Sales, these operators actively competed with us for business and during this time, and in most of these markets, no single company had a dominant share of the market. Prior to the Asset Sales, we also competed with larger, full-service and specialized competitors in national, regional and local markets. The principal national competitors included MPS Group, Manpower, Inc., Kelly Services, Inc., Olsten Corporation, Interim Services, Inc., and Norrell Corporation, all of which had greater marketing, financial and other resources than Stratus.

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

Customers

During the year ended September 30, 2006, STS provided services to 27 customers in 27 states, one of which represented 62% of STS’ revenues. A loss of this customer could have a material adverse effect on STS’ business.

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

Trademarks

We have not obtained federal registration of any of the trademarks we currently use or previously used in our business, including our slogan, name or logo. Currently, we are asserting Common Law protection for our slogan, name and logo by holding the marks out to the public as the property of Stratus or STS. However, no assurance can be given that this Common Law assertion will be effective to prevent others from using any of our marks concurrently or in other locations. In the event someone asserts ownership to a mark, we may incur legal costs to enforce any unauthorized use of the marks or defend ourselves against any claims.

Employees

As of September 30, 2006, we were employing 57 total employees. Of that amount, 18 were classified as staff employees and the balance were billable employees on assignments. In addition, as of September 30, 2006, STS had 36 consultants on assignment.

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

We completed the Asset Sales with a view toward avoiding a foreclosure action by our lender and maximizing our prospects of reducing our indebtedness to creditors, including our lender, and the possibility of preserving value for our shareholders. In light of the exigent circumstances surrounding the Asset Sales, formal corporate procedures typically required in connection with these types of transactions were not adhered to. As a result, no assurance can be given that creditors and/or shareholders will not assert claims against us related to the Asset Sales.  The former holder of our Series A Preferred Stock has threatened to institute litigation against us related to, among other things, the Asset Sales.

We have limited liquid resources and a history of net losses.

Our auditors have qualified their opinion on our financial statements for the year ended September 30, 2006, with a qualification which raises substantial doubt about our ability to continue as a going concern. Our ability to continue in business depends upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis and our ability to obtain additional financing. Current liabilities at September 30, 2006 were $9,202,093 and current assets were $1,862,705. The difference of $7,339,388 is a working capital deficit, which is primarily the result of losses incurred during the previous four years. At September 30, 2006, we owed $160,198 under promissory notes that are past due or due upon demand, as well as $300,000, that was due in January 2005 in connection with the redemption of our Series A Preferred Stock and accrued interest on these amounts.  In addition, approximately $3.8 million of payroll taxes, including interest and penalties, was delinquent. We can give no assurance that we will raise sufficient capital to eliminate our working capital deficit or that our creditors will not seek to enforce their remedies against us, which could include the imposition of insolvency proceedings.

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

We are highly dependent on our senior executives, including Joseph J. Raymond, our Chairman, CEO and President since September 1, 1997, and Michael A. Maltzman, Executive Vice President and Chief Financial Officer who has been serving in that capacity since September 1, 1997. We entered into an employment agreement with Mr. Raymond effective September 1, 1997, for continuing employment until he chooses to retire or until his death and that agreement remains in effect as written. In April 2005, we entered into a new employment agreement with Mr. Maltzman which expires in April 2008. The loss of the services of either Mr. Raymond or Mr. Maltzman could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

We own no real property. We lease approximately 3,000 square feet in a professional office building in Shrewsbury, New Jersey as our and STS’ corporate headquarters. That facility houses all of our centralized corporate functions, including the Executive management team, payroll processing, accounting, human resources and legal departments. Our lease expires on May 31, 2011. In addition, STS maintains a branch office in Winter Park, Florida under a lease that expires on February 1, 2007. We believe that our facilities are generally adequate for our needs and we do not anticipate any difficulty in replacing such facilities or locating additional facilities, if needed.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, in routine litigation arising in the ordinary course of business. We do not believe that any currently pending litigation will have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2006, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was delisted from the Nasdaq SmallCap Market and is currently trading on the NASD OTC Bulletin Board under the symbol “SSVG.OB”. There were approximately 97 holders of record of common stock as of January 31, 2006. This number does not include the number of shareholders whose shares were held in “nominee” or “street name”. The table below sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASD OTC Bulletin Board.

Fiscal Year 2005	High	Low
Quarter Ended December 31, 2004	0.84	0.32
Quarter Ended March 31, 2005	0.52	0.27
Quarter Ended June 30, 2005	0.30	0.11
Quarter Ended September 30, 2005	0.15	0.05

Fiscal Year 2006	High	Low
Quarter Ended December 31, 2005	0.07	0.01
Quarter Ended March 31, 2006	0.02	0.01
Quarter Ended June 30, 2006	0.05	0.02
Quarter Ended September 30, 2006	0.05	0.01

On December 28, 2006, the closing price of our common stock as reported by the NASD OTC Bulletin Board was $.016 per share. We have never paid cash dividends on our common stock and we intend to retain earnings, if any, to finance future operations and expansion. Any future payment of dividends on our common stock will depend upon our financial condition, capital requirements and earnings as well as other factors that the Board of Directors deems relevant.

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

	Year Ended September 30,
	2006	2005	2004	2003	2002

Income statement data:
Revenues	$5,131	$4,521	$1,150 (1)	$- (1)	$- (1)
Gross profit	1,526	1,318	384	-	1,526
Operating (loss) from continuing operations	(1,556)	(3,960)	(3,055)	(2,464)	(1,556)
Net (loss) from continuing operations	(2,055)	(634)	(1,834)	(2,707)	(2,055)
Net (loss) from continuing operations attributable to common stockholders	(2,097)	(676)	(7,148)	(4,337)	(2,097)

Per share data:
Net (loss) from continuing operations attributable to common stockholders - basic	$(.05)	$(.04)	$(.94)	$(.25)	$(.05)
Net (loss) from continuing operations attributable to common stockholders - diluted	$(.05)	$(.04)	$(.94)	$(.25)	$(.05)
Cash dividends declared		-	-	-	-

	Year Ended September 30,
	2006	2005	2004	2003	2002

Balance sheet data:
Net working capital (deficiency)	$(7,339)	$(9,161)	$(16,267)	$(7,979)	$(3,287)
Long-term obligations, including current portion	1,457	858	2,649	4,001	3,296
Convertible debt	40	40	40	40	40
Put option liability	-	-	673	823	823
Warrant liability	-	2	5,266	-	-
Redeemable convertible preferred stock	-	2,218	2,218	3,810	3,293
Stockholders’ equity (deficiency)	(8,055)	(9,876)	(9,773)	(4,915)	3,043
Total assets	2,015	18,798	27,907	25,151	24,031

(1) Prior to the third quarter of fiscal 2004, the Company accounted for its investment in its 50%-owned joint venture under the equity method. Accordingly, the financial statements did not include the accounts of the joint venture until beginning with the third quarter of fiscal 2004 when the accounts of the joint venture were included in the consolidated financial statements.

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

Revenue Recognition

We recognize revenue as the services are performed by our workforce. Our customers are generally billed bi-weekly. At balance sheet dates, there are accruals for unbilled receivables and related compensation costs. We also provide permanent placement services. Fees for placements are recognized at the time the candidate commences employment. We guarantee our permanent placements for 60-90 days. In the event a candidate is not retained for the guarantee period, we will provide a suitable replacement candidate. In the event a replacement candidate cannot be located, we will provide a refund to the client. An allowance for refunds, based on our historical experience, is recorded in the financial statements. Revenues are recorded on a gross basis as a component of revenues.

Allowance for Doubtful Accounts Receivable

We provide customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts receivable based upon historical collection experience and expected collectibility of accounts. As of September 30, 2006, we had recorded an allowance for doubtful accounts of approximately $75,000. The actual bad debts may differ from estimates and the difference could be significant.

Valuation Allowance Against Deferred Income Tax Assets

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We have recorded a valuation allowance of approximately $9.6 million to offset the entire balance of the deferred tax asset as of September 30, 2006. The valuation allowance was recorded as a result of the losses incurred by us and our belief that it is more likely than not that we will be unable to recover the net deferred tax assets.

Results of Operations
Discontinued Operations/Acquisition or Disposition of Assets

Effective as of June 5, 2005, we sold substantially all of the tangible and intangible assets, excluding accounts receivable of our six Northern California offices to ALS, a related party (see Note 15 to the Consolidated Financial Statements).

The purchase price was $3,315,719, which represented the balance due by us to ALS as of the close of business on May 3, 2005, less $600,000. Accordingly, $3,315,719 due to ALS as of the date of the sale was deemed paid and cancelled. In addition, all amounts due to us from ALS as of the date of sale were deemed paid in full. Such amounts aggregating $376,394 were comprised of a note receivable ($122,849), accounts receivable ($50,000) and other receivables ($203,545). ALS and our then lender also entered into a transaction pursuant to which ALS contributed $600,000 in exchange for a junior participation interest in amounts borrowed under our line of credit. ALS agreed to pay to us $600,000 as contingent purchase price. We agreed that this amount would be paid to us or offset against balances due by us to ALS, when ALS was repaid the junior participation interest and all other amounts due by us to ALS were paid in full. All amounts owed by ALS to us and by us to ALS under this agreement were satisfied in connection with our Asset Sale Transaction with ALS that was completed in December 2005.

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

In December 2005, we completed the following series of transactions pursuant to which we sold substantially all of our assets used to conduct our staffing services business, other than the IT staffing solutions business that is conducted through our 50% owned joint venture, STS:

(a)
On December 2, 2005, we completed the sale, effective as of November 21, 2005, of substantially all of the tangible and intangible assets, excluding accounts receivable, of several of our offices located in the Western half of the United States (the “ALS Purchased Assets”) to ALS. The offices sold were the following: Chino, California; Colton, California; Los Angeles, California; Los Nietos, California; Ontario, California; Santa Fe Springs, California and the Phoenix, Arizona branches and the Dallas Morning News Account (the “Western Offices”). Pursuant to the terms of an Asset Purchase Agreement between us and ALS dated December 2, 2005 (the “ALS Asset Purchase Agreement”), the purchase price for the ALS Purchased Assets was paid or is payable as follows:

•	$250,000 was paid over the 60 days following December 2, 2005, for our documented cash flow requirements, all of which is payable at a rate no faster than $125,000 per 30 days;

•	$1,000,000 payable by ALS is being paid directly to certain taxing authorities to reduce our tax obligations; and

•	$3,537,000 which was paid by means of the cancellation of all net indebtedness owed by us to ALS outstanding as of the close of business on December 2, 2005.

In addition to the foregoing amounts, ALS also assumed our obligation to pay $798,626 due under a certain promissory note issued by us to Provisional Employment Solutions, Inc. As a result of the sale of the ALS Purchased Assets to ALS, all sums due and owing to ALS by us were deemed paid in full and no further obligations remain.

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

(c)
On December 7, 2005, we completed the sale, effective as of November 28, 2005 (the “SOP Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable and other assets as described below, of several of our Northeastern offices (the “SOP Purchased Assets”) to Source One Personnel, Inc. (“SOP”). The offices sold were the following: Cherry Hill, New Jersey; New Brunswick, New Jersey; Mount Royal/Paulsboro, New Jersey (soon to be Woodbury Heights, New Jersey); Pennsauken, New Jersey; Norristown, Pennsylvania; Fairless Hills, Pennsylvania; New Castle Delaware and the former Freehold, New Jersey profit center (the “NJ/PA/DE Offices”). The assets of Deer Park, New York, Leominster, Massachusetts, Lowell, Massachusetts and Athol, Massachusetts (the “Earn Out Offices”) were also purchased (collectively the “NJ/PA/DE Offices” and the “Earn Out Offices” shall be referred to as the “Purchased Offices”). In addition to the foregoing, the SOP Purchased Assets also included substantially all of the tangible and intangible assets, excluding accounts receivable and other assets as described below, used by us in the operation of our business at certain facilities of certain customers including the following: the Setco facility in Cranbury New Jersey, the Record facility in Hackensack, New Jersey, the UPS-MI (formerly RMX) facility in Long Island, New York, the UPS-MI (formerly RMX) facility in the State of Connecticut, the UPS-MI (formerly RMX) facility in the State of Ohio, the APX facility in Clifton, New Jersey (the “Earn Out On-Site Business”) and the Burlington Coat Factory in Burlington, New Jersey, the Burlington Coat Factory facility in Edgewater Park, New Jersey and the UPS-MI (formerly RMX) facility in Paulsboro, New Jersey (the foregoing business and the “Earn-Out On-Site Businesses” shall be referred to herein collectively as the “On-Site Businesses”). Pursuant to the SOP Asset Purchase Agreement between us and SOP dated December 7, 2005 (the “SOP Asset Purchase Agreement”), the purchase price for the SOP Purchased Assets was paid or payable as follows (the “SOP Purchase Price”):

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

The foregoing transactions resulted in a $3,804,047 net gain on sale of discontinued operations which is summarized as follows:

Sold to:
ALS	$4,340,459
AI	(10,013)
SOP	(190,879)
TES	(275,520)
3,864,047

Other costs of sales	(60,000)
Gain on sale of discontinued operations	$3,804,047

The above gain includes earnout payments of $721,466.

Continuing Operations
Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

Revenues. Revenues increased 13.5% to $5,131,081 for the year ended September 30, 2006 from $4,520,643 for the year ended September 30, 2005. This increase was primarily a result of an increase in billable hours.

Gross Profit. Gross profit increased 15.8% to $1,525,837 for the year ended September 30, 2006 from $1,317,927 for the year ended September 30, 2005, primarily as a result of increased revenues. Gross profit as a percentage of revenues increased to

29.7% for the year ended September 30, 2006 from 29.2% for the year ended September 30, 2005, primarily as a result of increased permanent placements.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses (“SG&A”) decreased 41.6% to $3,082,139 for the year ended September 30, 2006 from $5,278,186 for the year ended September 30, 2005. Selling, general and administrative expenses as a percentage of revenues decreased to 60.1% for the year ended September 30, 2006 from 116.8% for the year ended September 30, 2005.

As a result of the Asset Sales completed in December 2005, the Company began reducing its corporate overhead structure to be more in line with the remaining revenues. These reductions were completed in February 2006.

Interest Expense. Interest expense decreased 74.6% to $481,762 for the year ended September 30, 2006 from $1,895,283 for the year ended September 30, 2005. Interest expense as a percentage of revenues decreased to 9.4% for the year ended September 30, 2006 from 41.9% for the year ended September 30, 2005. Included in interest for the year ended September 30, 2005, was $217,750 which had to be paid to the holder of the Series I Preferred Stock and an advisory fee of $217,750 which was paid in connection with the extension of the redemption date of the Series I Preferred Stock.

Gain on Change in Fair Value of Warrants. We recognized a non-cash gain as a result of the decrease in the fair value of certain warrants accounted for as a derivative liability of $2,135 and $5,263,854 in the years ended September 30, 2006 and 2005, respectively.

Net (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had a net (loss) and net (loss) attributable to common stockholders of $(2,055,342) and $(2,097,342), respectively, for the year ended September 30, 2006 compared to a net (loss) and net (loss) attributable to common stockholders of $(634,194) and $(676,194) for the year ended September 30, 2005.

Year Ended September 30, 2005 Compared to the Year Ended September 30, 2004

Prior to the third quarter of fiscal 2004, we accounted for our investment in our 50%-owned joint venture under the equity method. Accordingly, the financial statements did not include the accounts of the joint venture until beginning with the third quarter of fiscal 2004 when the accounts of the joint venture were included in our consolidated financial statements. The following summarizes the operating loss from continuing operations for the year ended September 30, 2006 as if the accounts of the joint venture were consolidated for all of fiscal 2004 and is used in the discussion of the fiscal 2005 year compared to the fiscal 2004 year:

Revenues	$2,109,769
Gross Profit	762,268
SG&A	3,892,161
Operating (loss) from continuing operations	$(3,129,893)

Revenues. Revenues increased 114.3% to $4,520,643 for the year ended September 30, 2005 from $2,109,769 for year ended September 30, 2004. This increase was a result of a net increase in billable hours.

Gross Profit. Gross profit increased 42.1% to $1,317,927 for the year ended September 30, 2005 from $762,268 for the year ended September 30, 2004. Gross profit as a percentage of revenues decreased to 29.2% for the year ended September 30, 2005 from 33.4% for the year ended September 30, 2004. The decrease in gross profit as a percentage of revenues was a result of increased payroll costs and lower markups.

Selling, General and Administrative Expenses. SG&A increased 35.6% to $5,278,186 for the year ended September 30, 2005 from $3,892,161 for the year ended September 30, 2004. SG&A expenses as a percentage of revenues decreased to 116.8% for the year ended September 30, 2005 from 184.5% for the year ended September 30, 2004. During the year ended September 30, 2005, we incurred approximately $110,000 of nonrecurring legal fees in connection with negotiating our payment plan agreement with the California Employment Development Department and collections of certain of our accounts receivable. During the year ended September 30, 2005, our then lender charged us forbearance fees aggregating $412,500 in connection with our line of credit (see Note 5 to the Consolidated Financial Statements). The additional dollar increase was primarily due to the build up of the infrastructure of our 50%-owned joint venture to support increased revenues.

Interest Expense. Interest expense increased 0.6% to $1,895,283 for the year ended September 30, 2005 from $1,786,176 for the year ended September 30, 2004. Included in results for the year ended September 30, 2005, were $217,750 which had to be paid to the holder of the Series I Preferred Stock and an advisory fee of $217,750 which was payable in connection with the extension of the redemption date of the Series I Preferred Stock.

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

Net (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had a net (loss) and net (loss) attributable to common stockholders of $(634,194) and $(676,194), respectively, for the year ended September 30, 2005 compared to a net (loss) and net (loss) attributable to common stockholders of $(1,834,269) and $(7,148,054) for the year ended September 30, 2004, respectively.

Liquidity and Capital Resources

Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying condensed consolidated statements of cash flows. Cash provided to us from discontinued operations (included in the consolidated cash flow discussions below) during the years ended September 30, 2006 and 2005 was comprised of the following:

	Year Ended September 30,
	2006	2005
Cash provided by operating activities	$7,955,991	$6,886,346
Cash provided by (used in) investing activities	1,316,953	(289,217)
Cash used in financing activities	(7,969,175)	(3,012,326)
Net	$1,303,769	$3,584,803

Although there is no assurance we will continue to receive earnout payments in connection with discontinued operations, we estimate that we will receive approximately $64,000 per month, through November 2006 and $32,000 per month thereafter, through November 2008.

At September 30, 2006, we had limited liquid resources. Current liabilities were $9,202,093 and current assets were $2,014,782. The difference of $7,187,311 is a working capital deficit, which is primarily the result of losses incurred during the previous four years. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net cash provided by operating activities was $6,714,581 and $3,140,298 in the years ended September 30, 2006 and 2005, respectively.

Net cash provided by (used in) investing activities was $1,329,225 and $(672,330) in the years ended September 30, 2006 and 2005, respectively. Net cash received in connection with the sale of discontinued operations was $1,329,999, including earnout payments of $676,763, in the year ended September 30, 2006. Cash used for capital expenditures was $36,367 and $233,721 in the years ended September 30, 2006 and 2005, respectively. We used $136,000 in connection with an acquisition in March 2005. Payments in connection with the sale of discontinued operations aggregated $322,952 in the year ended September 30, 2005.

Net cash used in financing activities was $7,999,709 and $3,162,910 in the years ended September 30, 2006 and 2005, respectively. We had net repayments of $6,326,218 and $2,097,381 under our lines of credit in the years ended September 30, 2006 and 2005, respectively. Net short-term loan repayments were $29,975 and $118,093 in the year ended September 30, 2006 and 2005, respectively. During the year ended September 30, 2005, our Chief Executive Officer loaned an aggregate of $665,000 to us, $650,000 of which was repaid during the year ended September 30, 2005 and the balance during the year ended September 30, 2006. Payments of notes payable - acquisitions was $77,783 and $883,675 in the years ended September 30, 2006 and 2005, respectively. We paid $1,515,000 in the year ended September 30, 2006, against a note payable to Pinnacle Investment Partners, LP, a related party.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, expansion of services offered, workers’ compensation, general liability and other insurance coverages and debt service.

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

The Lender charged us $412,500 of fees in connection with the Forbearance Agreement, the Amended Forbearance Agreement and the various extensions thereof during the fiscal year ended September 30, 2005, and $350,000 during the three months ended December 31, 2005.

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

In January 2006, STS entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Action Capital Corporation (“Action”) which provides for the sale of up to $1,500,000 of accounts receivable of STS to Action. Action reserves and withholds in a reserve account, an amount equal to 10% of the face amount of accounts receivable purchased under the Factoring Agreement. Action has full recourse against STS, including the right to charge-back or sell back any accounts receivable if not paid within 90 days of the date of purchase. The Factoring Agreement provides for interest at an annual rate of prime plus 1% plus a monthly fee of .6% on the daily average of unpaid balances. The prime rate at September 30, 2006 was 8.25%. As of September 30, 2006, $596,950 was outstanding under the Factoring Agreement.

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

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against us. As of September 30, 2005, there was still an aggregate of $3.8 million in delinquent payroll taxes outstanding, including interest and penalties, which are included in “Payroll taxes payable” in the September 30, 2006 balance sheet as set forth herein on pages F-3 and F-4. Judgment has not been entered against us in California. While judgment has been entered against us in New Jersey, no actions have been taken to enforce same. On January 7, 2005, we entered into a payment plan agreement with the EDD, which requires us to pay $12,500 per week to the EDD. The $12,500 weekly payment is subject to increase for a three month period following any quarter in which our reported income exceeds $200,000, based upon a percentage related to the amount of increase above $200,000.

In July 2003, we entered into an agreement with the holder of our Series A Preferred Stock pursuant to which we agreed to redeem the aggregate 1,458,933 shares of Series A Preferred Stock then outstanding.  The agreement, as amended in March 2004, provided that our obligation to redeem the Series A Preferred Stock was contingent upon the sale of not less than $1,000,000 units in our "best efforts" public offering of units.  This condition was satisfied in July 2004.  As a result, we paid $500,000 and issued 1,750,000 shares of common stock to the Series A holder and redeemed all of the Series A Preferred Stock following the initial closing of the offering.  We were obliged to pay the Series A holder an additional $250,000 by January 31, 2005, or at our option, issue to the Series A holder shares of common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for the 30 days preceding January 31, 2005.  We failed to make the $250,000 payment in cash or stock.  Accordingly, we are required to pay $300,000 in cash, plus accrued interest at the rate of 18% per year from the date of default until the date the default is cured, to the former holder of the Series A Preferred Stock.  The former holder of the Series A Preferred Stock has threatened to institute litigation against us related to this matter and the Asset Sales.  We are currently in discussions with the former holder of the Series A Preferred Stock to try to resolve all issues.

In January 2006 we entered into an agreement with the holder of all of the outstanding shares of our Series I Preferred Stock pursuant to which we issued to the holder, effective as of December 28, 2005, a secured convertible promissory note in the aggregate principal amount of $2,356,750 in exchange for all of such shares of Series I Preferred Stock. (See Notes 12 and 13 to the Consolidated Financial Statements).

As of September 30, 2006, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements. Stockholders’ (deficiency) at that date was $(8,054,870).

We engaged in various transactions with related parties during the fiscal 2006 including the following:

•
We paid $44,000 to an entity, which employs Jeffrey J. Raymond, the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, for consulting services. This amount was included in selling, general and administrative expense and includes a charge of $16,000 in connection with the issuance of 2,000,000 shares of our Common Stock to the entity. The services provided included the identification of acquisition candidates, acquisition advisory services, due diligence, post-acquisition transition services, customer relations, accounts receivable collection and strategic planning advice.

•
Joseph J. Raymond, Jr., the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, is a 50% member in ALS, which is the holding company for Advantage Services Group, LLC (“Advantage”). We were a party to an Outsourcing Agreement with ALS and pursuant to which ALS provided payroll outsourcing services for all of our in-house staff, except for its corporate employees, and customer staffing requirements. As a result of this arrangement, all of our field personnel were employed by ALS until December 2005. We paid agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates to ALS. The total amount charged by ALS under this agreement was $17,326,000 during the year ended September 30, 2006.

•	We repaid a $15,000 non-interest bearing loan made to us by Joseph J. Raymond.
•
At September 30, 2006, we owed: $41,000 under a demand note bearing interest at 10% a year to a corporation owned by the son of Joseph J. Raymond; $5,123 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% a year which became due in full in August 2005 and $41,598 to a member of our Board of Directors under a promissory note bearing interest at 12% a year which became due in full in May 2006.

•	Accounts payable and accrued expenses - related parties in the attached consolidated balance sheets at September 30, 2005, represents amounts due to ALS and Advantage.
•
The nephew of our Chairman, President and CEO is affiliated with Pinnacle Investment Partners, LP (“Pinnacle”), which held 21,163 shares of our Series I Preferred Stock as of September 30, 2005. The Company also believes that PIP Management, Inc., which was designated as the advisor to the Series I holders, is also affiliated with Pinnacle. In January 2006, we entered into an agreement with Pinnacle pursuant to which we issued to Pinnacle, effective as of December 28, 2005, a secured convertible promissory note in the aggregate principal amount of $2,356,850 in exchange for all the outstanding shares of Series I Preferred Stock (see Notes 12 and 13 to the Consolidated Financial Statements). During the year ended September 30, 2006, we paid $1,515,000 against the note. In addition, $225,000 of principal was converted into 25,833,331 shares of our common stock.

•
In December 2005, we sold substantially all of the assets, excluding accounts receivable, of certain other offices located in California and Arizona to ALS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Discontinued Operations/Acquisition or Disposition of Assets” and Note 3 to the Consolidated Financial Statements.

•
In December 2005, we sold substantially all of the assets, excluding accounts receivable and certain other items of three of our California offices to AI. The son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, is employed by an entity which serves as a consultant to AI. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations/Acquisition or Disposition of Assets” and Note 3 to the Consolidated Financial Statements.

Contractual Obligations

Our aggregate contractual obligations as of September 30, 2006 were as follows:

		Payments Due by Fiscal Period (in Thousands)
			2008 -	2010 -
Total		2007	2009	2011	Thereafter

Contractual Obligations:
Long-term debt obligations	$1,457	$629	$677	$15	$-
Operating lease obligations	251	59	106	86	-
Series A redemption payable	300	300
Payroll tax liability (a)	506	506
TOTAL	$2,514	$1,494	$783	$237	$-

(a)	Exclusive of interest and penalties. Payments may be accelerated based upon future operating result benchmarks.

Impact of Inflation

We believe that since our inception, inflation has not had a significant impact on our results of operations.

Impact of Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe our adoption of this new standard will have a material impact on its consolidated results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments,” (SFAS 155), which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in the fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method of the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxed recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We do not expect that the implementation of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans.” This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset of liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the fiscal year ending after December 15, 2006. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

On September 13, 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect this pronouncement to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our Factoring Agreement, which provides for the sale of up to $1,500,000 of accounts receivable to Action Capital. Advances under this agreement bear interest at an annual rate of prime plus 1%, plus a monthly management fee of .6% on the daily average of unpaid balances.

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

In March 2006, the Securities and Exchange Commission requested that we amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 to remove the audit report issued by Amper Politziner & Mattia, P.C., our predecessor auditor, on our financial statements as of and for the years ended September 30, 2004 and 2003 inasmuch as we had not obtained permission from the predecessor auditor to include such report in the filing as contemplated by Public Company Accounting Oversight Board Statements of Auditing Standards Section 508. Our Chief Executive Officer and Chief Financial Officer have concluded that the inclusion of the predecessor auditor report in our Form 10-K for the fiscal year ended September 30, 2005 represents a material weakness in our review of applicable financial reporting regulatory requirements when preparing our financial statements. We addressed the weakness in our review of the application of applicable financial reporting regulatory requirements by improving the training of our personnel and researching, identifying, analyzing, documenting and reviewing applicable regulatory requirements.

In connection with its audit of, and in the issuance of its report on our financial statements for the year ended September 30, 2004, Amper Politziner & Mattia, P.C. delivered a letter to the audit Committee of our Board of Directors and our management that identified three items that it considered to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Those material weaknesses arose due to (1) limited resources and manpower in the finance department; (2) inadequacy of the financial review process; and (3) inadequate documentation of certain financial procedures. While we believe that we have adequate policies, we agreed with our independent auditors that our implementation of those policies could be improved. As a result, although we were unable to expand the number of personnel in the accounting function due to financial constraints, we did provide additional training to existing staff which allowed us to increase redundancies in our system and improve our segregation of duties.

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

Notwithstanding the material weaknesses and deficiencies described above, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this 2006 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Board of Directors and Officers

The name and age of each the directors and the executive officers of the Company and their respective positions with the Company are set forth below. Additional biographical information concerning each of the directors and the executive officers follows the table.

Name	Age	Position

Joseph J. Raymond	71	Chairman of the Board, President and Chief Executive Officer

Norman Goldstein	65	Director

Michael A. Maltzman	59	Chief Financial Officer & Treasurer

Jamie Raymond	39	President of STS

J. Todd Raymond	38	Corporate Secretary

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

J. Todd Raymond has served as Secretary of the Company since September 1997 and as General Counsel from September 1997 until March 2002. He currently serves as President and Interim CEO of The Telx Group, Inc., a telecommunications company. From December 1994 to January 1996, Mr. Raymond was an associate and managing attorney for Pascarella & Oxley, a New Jersey general practice law firm. Prior thereto, Mr. Raymond acted as in-house counsel for Raymond & Perri, an accounting firm. From September 1993 to September 1994, Mr. Raymond was an American Trade Policy Consultant for Sekhar-Tunku Imran Holdings Sdn Berhad, a Malaysian multi-national firm. He is the nephew of Joseph J. Raymond.

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

Based solely on our review of the copies of such forms we have received, we believe that all of our executive officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to events or transactions during fiscal 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides certain summary information regarding compensation paid by us during the fiscal years ended September 30, 2004, 2005 and 2006 to our Chief Executive Officer and our only other executive officer who earned compensation of $100,000 or more in fiscal 2006 (together with the Chief Executive Officer, the “Named Executive Officers”):

				Long Term
	Annual Compensation			Compensation Awards
					Number of
				Restricted	Shares
				Stock Award	Underlying
Name and Principal Position	Fiscal Year	Salary($)	Bonus ($)	($)(1)	Options (#)

Joseph J. Raymond	2006	26,923	-	40,000	-
Chairman and	2005	160,385	10,000	-	-
Chief Executive Officer	2004	54,167	-	-	1,102,115

Michael A. Maltzman	2006	178,729	6,000	40,000	-
Treasurer and	2005	172,308	27,450	-	750,000
Chief Financial Officer	2004	165,000	-	-	-

Jamie Raymond	2006	138,960	6,000	40,000	-
President of STS (2)	2005	126,760	-	-	-
	2004	-	-	-	-

(1)
Represents the dollar value of the restricted stock awarded to each Named Officer as determined by multiplying the number of shares subject to the award by the closing market price of the Company’s Common Stock on the OTC Bulletin Board on the date of the award.

(2)	Jamie Raymond was not considered an executive officer until December 31, 2005.

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

As further consideration for entering into the Maltzman Agreement, Mr. Maltzman received immediately exercisable options to purchase 750,000 shares of our common stock, at an exercise price equal to the market price on the date of grant. Mr. Maltzman also received 250,000 shares of restricted company common stock, vested evenly over a three (3) year period, and restricted as to transfer until vested. We also paid Mr. Maltzman an additional cash bonus of thirty-eight percent (38%) of the taxable income resulting to Mr. Maltzman from the grant of such restricted stock, in the year taxable to Mr. Maltzman. Mr. Maltzman is eligible for all benefits made available to senior executive employees, and is entitled to an automobile allowance.

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

Option Grants

Shown below is further information with respect to grants of stock options in fiscal 2006 to the Named Executive Officers by the Company which are reflected in the Summary Compensation Table set forth under the caption “Executive Compensation.” As indicated, no options were granted to our Named Officers in fiscal 2006.

Percent of
Total
	Number of	Options
	Securities	Granted to			Potential Realizable Value at
	Underlying	Employees	Exercise or		Assumed Annual Rates of Stock
	Options	In Fiscal	Base Price	Expiration	Price Appreciation for Option Term
	Granted (#)	Year	($/Sh)	Date	5%	10%
Joseph J. Raymond	-	-	-	-	-	-

Michael A. Maltzman	-	-	-	-	-	-

Option Exercises and Fiscal Year-End Values

Shown below is information with respect to options exercised by the Named Executive Officers during fiscal 2006 and the value of unexercised options to purchase our Common Stock held by the Named Executive Officers at September 30, 2006.

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In the Money Options
	On	Value	Options at FY End (#)		At FY End ($)(1)
	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph J. Raymond	-	-	-	-	-	-

Michael A. Maltzman	-	-	750,000	-	-	-

Jamie Raymond	-	-	-	-	-	-

No options were exercised by the Named Executive Officers during the fiscal year ended September 30, 2006.

(1)
Represents market value of shares covered by in-the-money options on September 30, 2006. The closing price of the Common Stock on such date was $.01. Options are in-the-money if the market value of shares covered thereby is greater than the option exercise price. No options held by the Names Officers as of September 30, 2006 were in-the-money.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 28, 2006 with respect to (a) each person who is known by us to be the beneficial owner (as defined in Rule 13d-3 (“Rule 13d-3”) of the Securities and Exchange Act of 1934) of more than five percent (5%) of the Company’s Common Stock and Series F Preferred Stock and (b) the beneficial ownership of Common Stock and Series F Preferred Stock by each director, the Company’s Chief Executive Officer and the other of the Company’s current executive officers of the Company who earned in excess of $100,000 in fiscal 2006, and by all directors and executive officers as a group. Except as set forth in the footnotes to the table, the stockholders have sole voting and investment power over such shares.

	Common Stock			Series F Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class	Amount and Nature of Beneficial Ownership		% of Class
Joseph J. Raymond	7,098,495	(1)	10.5%	6,000	(2)	100.0%
Pinnacle Investment Partners, LLP	7,275,528	(3)	9.99	-		-
Michael A. Maltzman	3,511,667	(4)	5.3	-		-
Norman Goldstein	2,240,275		3.4
Jamie Raymond	3,000,000		4.6	-		-
All Directors and Executive Officers as a Group (4 Persons) (1) (2) and (4)	15,850,437		22.7%	6,000		100.0%

(1)
Includes (i) 1,500,000 shares of common stock issuable as of December 28, 2006, upon conversion of 6,000 shares of Series F Preferred Stock; and (ii) 570,500 shares of common stock issuable pursuant to warrants owned by a corporation of which Mr. Raymond is the sole owner.

(2)	These shares are owned directly by Mr. Raymond
(3)
Represents shares issuable upon conversion of secured Convertible Note and subject to warrants which are currently exercisable. Based upon public releases issued by Pinnacle and documents filed with the Securities and Exchange Commission, the Company understands that Chris Janish, Pinnacle’s Fund Manager and President of PIP Management, Inc., the general partner of Pinnacle, has voting and dispositive power with respect to the shares held by Pinnacle.

(4)	Includes 750,000 shares subject to options which are currently exercisable or may become exercisable within 60 days of December 28, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2006, was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	199,000	$.26	1,551,000

Equity compensation plans not approved by security holders (2)	551,000	$.26	0

Total	750,000	$.26	1,551,000

(1)
Our equity incentive plans provide for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock options, stock appreciation rights, restricted stock and deferred stock, and in lieu of cash compensation.

(2)	Represents shares subject to options granted to Michael A. Maltzman which expire in April 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the fiscal year ended September 30, 2006 we paid $44,000 to an entity which employs Jeffrey J. Raymond, the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, for consulting services. This amount was included in selling, general and administrative expense and includes a charge of $16,000 in connection with the issuance of 2,000,000 shares of our Common Stock to the entity. The services provided included the identification of acquisition candidates, acquisition advisory services, due diligence, post-acquisition transition services, customer relations, accounts receivable collection and strategic planning advice.

Joseph J. Raymond, Jr., the son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, is a 50% member in ALS, LLC, which is the holding company for Advantage. We were a party to an Outsourcing Agreement with ALS and pursuant to which, ALS provided payroll outsourcing services for all our in-house staff, except for our corporate employees, and customer staffing requirements. As a result of this arrangement, all of our field personnel were employed by ALS until December 2005. We paid agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0%-1 ½% effective June 10, 2005) of pay rates to ALS. The total amount charged by ALS under this Agreement was $17,326,000 in the year ended September 30, 2006.

We repaid a $15,000 non-interest bearing loan made to us by Joseph J. Raymond in fiscal 2006.

At September 30, 2006, we owed: $41,000 under a demand note bearing interest at 10% per annum to a corporation owned by the son of Joseph J. Raymond; $5,123 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in August 2005 and $41,598 to a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in May 2006.

Accounts payable and accrued expenses - related parties in the attached condensed consolidated balance sheets at September 30, 2005, represents amounts due to ALS and Advantage.

The nephew of our Chairman, President and CEO is affiliated with Pinnacle, which held 21,163 shares of our Series I Preferred Stock as of September 30, 2005. The Company also believes that PIP Management, Inc., which was designated as the advisor to the Series I holders, is also affiliated with Pinnacle Investment Partners, LP. In January 2006, we entered into an agreement with Pinnacle pursuant to which we issued to Pinnacle, effective as of December 28, 2005, a secured convertible promissory note in the aggregate principal amount of $2,356,750 in exchange for all the outstanding shares of Series I Preferred Stock (see Notes 12 and

13 to the Consolidated Financial Statements). During the year ended September 30, 2006, we paid 1,515,000 against the note. In addition, $225,000 of principal was converted into 25,833,331 shares of our common stock.

In December 2005, we sold substantially all of the assets, excluding accounts receivable, of certain other offices located in California and Arizona to ALS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations/Acquisition or Disposition of Assets” and Note 3 to the Consolidated Financial Statements.

In December 2005, we sold substantially all of the assets, excluding accounts receivable and certain other items of three of our California offices to AI. The son of Joseph J. Raymond, our Chairman, President and Chief Executive Officer, is employed by an entity which serves as a consultant to AI. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations/Acquisition or Disposition of Assets” and Note 3 to the Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Selection of the independent public accountants for the Company is made by the Board of Directors. The Company’s Board of Directors does not currently have an Audit Committee.

Effective January 6, 2006, the Company dismissed its independent auditor, Amper, Politziner & Mattia, P.C. (“Amper”).

Amper’s reports on the Company’s financial statements for the year ended September 30, 2004, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that Amper’s report on the Company’s Form 10-K for the year ended September 30, 2004, raised substantial doubt about the Company’s ability to continue as a going concern.

In connection with its audit of, and in the issuance of its report on the Company’s financial statements for the year ended September 30, 2004, Amper delivered a letter to the Audit Committee of the Company’s Board of Directors and management that identifies certain items that it considers to be material weaknesses in the effectiveness of its internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on the Company’s ability to record, process, summarize and report financial data in the financial statements in a timely manner. The material weaknesses identified were: (1) limited resources and manpower in the finance department; (2) inadequacy of the financial review process as it pertains to various account analyses; and (3) inadequate documentation of financial procedures as it relates to certain accounting estimates and accruals. While the Company believes that it has adequate policies, it agreed with Amper, that its implementation of those policies should be improved. The impact of the above conditions were relevant to the fiscal year ended September 30, 2004, only, and did not affect the results of the fiscal year ended September 30, 2005 or any prior period.

The decision to change accountants was approved by the Company’s Board of Directors.

During the two most recent fiscal years and the subsequent interim period through January 6, 2006, there were no disagreements between the Company and Amper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the Disagreements in connection with their reports on the financial statements for such periods.

On January 6, 2006, the Company engaged Gruber & Company, LLC (formerly E. Randall Gruber, CPA, P.C., Certified Public Accountant) (“Gruber”) as the Company’s independent accountant to report on the Company’s balance sheet as of September 30, 2005, and the related combined statements of income, stockholders’ equity and cash flows for the year then ended. The decision to appoint Gruber was approved by the Company’s Board of Directors.

During the Company’s two most recent fiscal years and any subsequent interim period prior to the engagement of Gruber, neither the company nor anyone on the Company’s behalf consulted with Gruber regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’ financial statements or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, as those terms are defined in Regulation S-K, Items 304(a)(1)(iv) and 304(a)(1)(v).

The Company’s financial statements as of and for the fiscal year ended September 30, 2004, were restated subsequent to the filing of the Company’s report on Form 10-K for the fiscal year ended September 30, 2004, and the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005 contains the opinion of Gruber with respect to the Company’s financial statements as of and for the fiscal years ended September 30, 2005 and 2004, respectively.

The following table sets forth the aggregate fees billed to us for the years ended September 30, 2006 and September 30, 2005 by Amper, the Company’s independent auditor for the fiscal year ended September 30, 2004 and until the dismissal of that firm in January 2006:

	2006	2005

Audit Fees	$-0-	$109,775
Audit-Related Fees	-0-	30,587
Tax Fees	-0-	25,420
All Other Fees	-0-	-0-

The following table sets forth the aggregate fees billed to the Company for the audit of the fiscal years ended September 30, 2005 and September 30, 2004 by Gruber, who currently serves as the Company’s independent auditor.

	2006	2005

Audit Fees	$22,500	$45,000
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	5,300
All Other Fees	-0-	-0-

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and Forms 8-K for the fiscal year. Audit Related Fees represent amounts charged for reviewing various registration statements filed by us with the Securities and Exchange Commission during the year and audits of 401K plans. Before Amper and Gruber were engaged by us to render audit or non-audit services, the engagements were approved by our Board of Directors. Our Board of Directors is of the opinion that the Audit Related Fees charged by Amper, and Gruber were consistent with Amper, and Gruber maintaining their independence from us.

The Board of Directors has considered whether provision of the non-audit services described above is compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Amper’s and Gruber’s independence.

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

10.26	Forbearance Agreement between the Company and Capital Temp Funds, Inc. (37)

10.27	Payment Plan Agreement between the Company and the California EDD. (38)

10.28	Management Agreement between the Company and ALS, LLC. Certain information has been omitted from this Agreement pursuant to an order granting confidential treatment. (38)

10.29	Letter Agreement between the Company and ALS, LLC terminating Management Agreement and reinstating Outsourcing Agreement, as amended. (39)

10.30	Fifth Amendment to Loan and Security Agreement to Forbearance Agreement. (39)

10.31	Employment Agreement of Michael A. Maltzman, CFO. (39)

10.32	Second Amendment to Outsourcing Agreement between Stratus Services Group, Inc. and ALS, LLC. (33)

10.33	Stratus Services Group, Inc. Non-Competition and Non-Solicitation Agreement. (33)

10.34	ALS, LLC Non-Competition and Non-Solicitation Agreement. (33)

10.35	Amended and Restated Forbearance Agreement between the Company and Capital Temp Funds, Inc. dated August 11, 2005. (40)

10.36	Forbearance Letter Agreement by and among the Company, ALS, LLC and Capital Temp Funds, Inc. dated August 11, 2005. (40)

10.37	Letter of Intent between the Company and Humana Trans Services Holding Corp. dated August 15, 2005. (40)

10.38	Letter Agreement between the Company, ALS, LLC and Capital Temp Funds regarding further extension of Forbearance dated August 25, 2005. (41)

10.39	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 1, 2005. (42)

10.40	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 1, 2005. (42)

10.41	Letter Agreement between the Company, ALS, LLC and Capital Temp Funds regarding further extension of Forbearance dated September 8, 2005. (43)

10.42	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 8, 2005. (43)

10.43	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated September 15, 2005. (44)

10.44	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 15 , 2005. (44)

10.45	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated September 29, 2005. (45)

10.46	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated September 29 , 2005. (45)

10.47	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated October 6, 2005. (46)

10.48	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated October 6 , 2005. (46)

10.49	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated October 12, 2005. (47)

10.50	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated October 12 , 2005. (47)

10.51	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated October 20, 2005. (34)

10.52	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated October 20 , 2005. (34)

10.53	Non-Competition and Non-Solicitation Agreement executed by Stratus Services Group, Inc. for the benefit of ALS, LLC. (34)

10.54	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated November 3, 2005. (48)

10.55	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated November 3, 2005. (48)

10.56	Letter of Intent between Stratus Services Group, Inc. and ALS, LLC dated November 1, 2005. (48)

10.57	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated November 17, 2005. (49)

10.58	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated November 17, 2005. (49)

10.59	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated November 23, 2005. (50)

10.60	Letter Agreement between the Company and Capital Temp Funds regarding further extension of Forbearance dated November 23, 2005. (50)

10.61	Letter Agreement between the Company and ALS, LLC regarding further extension of Forbearance dated December 1, 2005 (51).

10.62	Non-Competition and Non-Solicitation Agreement dated December 2, 2005 between Stratus Services Group, Inc. and ALS, LLC binding Stratus Services Group, Inc to the terms thereto. (51)

10.63	Non-Competition and Non-Solicitation Agreement dated December 5, 2005 between Stratus Services Group, Inc. and Accountabilities, Inc. binding Stratus Services Group, Inc to the terms thereto. (51)

10.64	Non-Competition and Non-Solicitation Agreement dated December 7, 2005 between Stratus Services Group, Inc. and Source One Personnel binding Stratus Services Group, Inc. to the terms thereto. (51)

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

10.67	Exchange Agreement dated as of December 28, 2005 between Stratus Services Group, Inc. and Pinnacle Investment Partners, L.P. (51)

10.68	Settlement Agreement between California Compensation Insurance Fund and Stratus Services Group, Inc. (52)

21	Subsidiaries of Registrant.(15)

23	Consent of E. Randall Gruber, CPA, P.C.(filed herewith)

24	Power of Attorney (located on signature pages of this filing).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

*	Constitutes a management contract required to be filed pursuant to Item 14(c) of Form 10-K.

**	Constitutes a compensation plan required to be filed pursuant to Item 14(c) of Form 10-K.

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

Footnote 41	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2005.

Footnote 42	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2005.

Footnote 43	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2005.

Footnote 44	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on September 21, 2005.

Footnote 45	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2005.

Footnote 46	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2005.

Footnote 47	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2005.

Footnote 48	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2005.

Footnote 49	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 18, 2005.

Footnote 50	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2005.

Footnote 51	Incorporated by reference to similarly numbered exhibits to the Company’s Form 10-K, as filed with the Securities and Exchange Commission on February 3, 2006.

Footnote 52	Incorporated by reference to similarly numbered exhibits to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on December 7, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: January 9, 2007	By:	/s/ Joseph J. Raymond

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

Signature	Title	Date

/s/ Joseph J. Raymond	Chairman, Chief Executive Officer	January 9, 2007
Joseph J. Raymond	(Principal Executive Officer)

/s/ Michael A. Maltzman	Vice President and Chief Financial Officer	January 9, 2007
Michael A. Maltzman	(Principal Financing and Accounting Officer)

/s/ Norman Goldstein	Director	January 9, 2007
Norman Goldstein

STRATUS SERVICES GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2006 and 2005
and for the Years Ended September 30, 2006, 2005 and 2004

Gruber & Company, LLC
Certified Public Accountant
125 Civic Center Drive, Suite 225
Lake Saint Louis, MI 63367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Stratus Services Group, Inc.

We have audited the accompanying consolidated balance sheet of Stratus Services Group, Inc. as of September 30, 2006 and 2005, and the related consolidated statement of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Stratus Services Group, Inc. as of September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for the period ending September 30, 2006, with accounting principles generally accepted in the United States of America.

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

In connection with the audits of the consolidated financial statements, we audited the financial Schedule II. In our opinion, the financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated herein.

Gruber & Company, LLC
Lake Saint Louis, Missouri

December 28, 2006

STRATUS SERVICES GROUP, INC.
Consolidated Balance Sheets

	September 30,
Assets	2006	2005
		(Restated)
Current assets
Cash	$84,881	$40,784
Accounts receivable - less allowance for doubtful accounts of $75,000 and $3,039,000	815,463	11,591,026
Unbilled receivables	126,191	2,484,799
Due from related party	499,264	-
Notes receivable (current portion)	80,000	39,016
Prepaid insurance	12,244	455,881
Prepaid expenses and other current assets	244,662	264,485
Assets held for sale	-	3,656,539
	1,862,705	18,532,530

Notes receivable (net of current portion)	-	47,593
Property and equipment, net of accumulated depreciation	145,727	182,606
Other assets	6,350	34,906
	$2,014,782	$18,797,635
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable	$72,477	$73,450
Loans payable - related parties	87,721	111,723
Notes payable - acquisitions (current portion)	203,663	182,439
Note payable - related party (current portion)	265,308	-
Line of credit	596,950	8,931,689
Cash overdraft	-	14,731
Insurance obligation payable	7,348	113,373
Accounts payable and accrued expenses	3,737,712	4,574,587
Accounts payable - related parties	-	1,232,342
Accrued payroll and taxes	107,204	284,834
Payroll taxes payable	3,823,710	4,160,539
Series A redemption payable	300,000	300,000
Warrant liability	-	2,135
Series I convertible preferred stock (including unpaid dividends of $40,091)	-	2,217,591
Liabilities held for sale	-	5,494,279
	9,202,093	27,693,712

Notes payable - acquisitions (net of current portion)	476,017	490,848
Note payable - related party (net of current portion)	351,542	-
Payroll taxes payable	-	449,046
Convertible debt	40,000	40,000
	10,069,652	28,673,606

Commitments and contingencies

Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series E non-voting convertible preferred stock, $.01 par value, -0- and 247 shares issued and outstanding, (including unpaid dividends of $1,500)	-	24,700

Series F voting convertible preferred stock, $.01 par value, 6,000 and 6,000 shares issued and outstanding, liquidation preference of $600,000 (including unpaid dividends of $91,000 and $94,000)	691,000	694,000

Common stock, $.04 par value, 100,000,000 shares authorized; 65,479,754 and 19,606,423 shares issued and outstanding	2,619,190	784,257
Additional paid-in capital	9,407,238	10,835,031
Accumulated deficit	(20,772,298)	(22,213,959)
Total stockholders’ equity (deficiency)	(8,054,870)	(9,875,971)
	$2,014,782	$18,797,635

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statements of Operations

	Years Ended September 30,
	2006	2005	2004

Revenues	$5,131,081	$4,520,643	$1,150,178

Cost of revenues ($479,873, $491,358 and $3,483 to related parties)	3,605,244	3,202,716	765,821

Gross profit	1,525,837	1,317,927	384,357

Selling, general and administrative expenses	3,082,139	5,278,186	3,438,907

Operating (loss) from continuing operations	(1,556,302)	(3,960,259)	(3,054,550)

Interest expense	(481,762)	(1,895,283)	(1,786,176)
Gain on redemption of Series A redeemable preferred stock	-	-	2,087,101
Other income (expense) (net)	(19,413)	(42,506)	(76,912)

Gain on change in fair value of warrants	2,135	5,263,854	996,268

(Loss) from continuing operations	(2,055,342)	(634,194)	(1,834,269)

Discontinued operations — income (loss) from discontinued operations	(307,044)	(1,973,475)	1,744,589
Gain on sale of discontinued operations (net)	3,804,047	2,239,108	-
Net earnings (loss)	1,441,661	(368,561)	(89,680)
(Loss) on exchange of Series E preferred stock	-	-	(3,948,285)
Dividends and accretion on preferred stock	(42,000)	(42,000)	(1,365,500)
Net earnings (loss) attributable to common stockholders	$1,399,661	$(410,561)	$(5,403,465)

Basic:
(Loss) from continuing operations	$(.05)	$(.04)	$(.94)
Earnings from discontinued operations	.08	.02	.23
Net earnings (loss)	.03	$(.02)	$(.71)

Diluted:
(Loss) from continuing operations	$(.05)	$(.04)	$(.94)
Earnings from discontinued operations	.08	.02	.23
Net earnings (loss)	.03	$(.02)	$(.71)

Weighted average shares, outstanding per common share
Basic	43,721,219	17,115,983	7,640,304
Diluted	53,406,997	17,115,983	7,640,304

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2006	2005	2004
Cash flows from (used in) operating activities
Net earnings (loss)	$1,441,661	$(368,561)	$(89,680)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Depreciation	111,399	326,126	388,880
Amortization	41,902	382,842	419,643
Provision for doubtful accounts	-	1,000,000	525,000
Loss on impairment of goodwill	-	3,263,272	-
Deferred financing costs amortization	-	1,748	1,608
(Gain) loss on sales of discontinued operations	(3,804,047)	(2,239,108)	-
Stock compensation	100,400	42,000	-
Common stock and warrants issued for fees	13,000	261,300	-
Imputed interest	41,704	73,392	82,167
Accrued interest	40,497	(26,853)	(153,228)
Gain on change in fair value of warrants	(2,135)	(5,263,854)	(996,268)
Dividends on preferred stock	163,625	(715)	468,155
Intrinsic value of beneficial conversion feature of convertible preferred stock	1,674	-	-
(Gain) on redemption of Series A redeemable preferred stock	-	-	(2,087,101)
Loss on sale of property and equipment	-	-	11,453
Changes in operating assets and liabilities
Accounts receivable	11,104,275	1,612,166	(3,757,971)
Prepaid insurance	443,637	1,473,175	342,659
Prepaid expenses and other current assets	181,378	54,610	(16,239)
Other assets	27,556	91,878	(26,703)
Insurance obligation payable	(106,025)	(21,602)	37,469
Accrued payroll and taxes	(177,630)	(870,592)	(1,318,170)
Payroll taxes payable	(785,875)	(543,561)	131,735
Accounts payable and accrued expenses	(2,093,431)	3,892,635	4,509,749
Total adjustments	5,301,904	3,508,859	(1,437,162)
	6,743,565	3,140,298	(1,526,842)
Cash flows from (used in) investing activities
Purchase of property and equipment	(36,367)	(233,721)	(81,534)
Payments for business acquisitions	-	(136,000)	-
Net proceeds from (payments in connection with) sale of discontinued operations (including $750,736 from a related party in 2006)	1,329,999	(322,952)	-
Collection of notes receivable	6,609	20,343	18,605
	1,300,241	(672,330)	(62,929)
Cash flows from (used in) financing activities
Proceeds from issuance of common stock	-	-	2,527,338
Proceeds from loans payable	-	125,000	12,337
Payments of loans payable	(5,973)	(115,241)	(617,147)
Proceeds from loans payable - related parties	-	665,000	-
Payments of loans payable - related parties	(24,002)	(792,852)	(263,762)
Payments of note payable - related parties	(1,515,000)	-	-
Payments of notes payable - acquisitions	(77,783)	(883,675)	(600,201)
Payment of put options liability	-	-	(150,000)
Net proceeds from (repayment of) line of credit	(6,362,218)	(2,097,381)	2,716,795
Cash overdraft	(14,731)	(9,761)	(674,565)
Redemption of preferred stock	-	(34,000)	(679,000)
Purchase of fractional shares of common stock	-	-	(51)
Dividends paid	-	(20,000)	-
	(7,999,709)	(3,162,910)	2,271,744
Net change in cash	44,097	(694,942)	681,973

Cash - beginning	40,784	735,726	53,753
Cash - ending	$84,881	$40,784	$735,726

Supplemental disclosure of cash paid
Interest	421,022	$2,404,231	$1,333,059

Schedule of noncash investing and financing activities
Fair value of assets acquired	$-	$358,500	$-
Less: cash paid	-	(136,000)	-
Less: common stock and put options issued	-	(16,500)	-
Liabilities assumed	-	$206,000	$-
Issuance of common stock upon redemption of Series A redeemable Preferred Stock	$-	$-	$1,400,000
Issuance of common stock in exchange for Series E Preferred Stock	$-	$-	$6,568,215
Issuance of Series I convertible preferred stock in exchange for Series E Preferred Stock	$-	$-	$2,177,500
Sale of discontinued operations:
Gain on sale	$3,804,047	$2,239,108	$-
Net assets sold	1,683,783	377,265	-
Due from related party	(499,264)	-	-
Accrued earn-out	(167,203)	-	-
Cancellation of amounts due from related parties	(3,541,364)	376,394	-
Cancellation of accounts payable-related parties (net)	-	(3,315,719)	-
Accrued expenses	60,000	-	-
Net cash received (paid)	$1,339,999	$(322,952)	$-

Issuance of common stock in exchange for accounts payable and accrued expenses	$-	$-	$57,000
Issuance of common stock upon conversion of convertible preferred stock	$24,366	$-	$572,500
Issuance of Series F Preferred Stock in exchange for accrued dividends	$45,000	$-	$-
Issuance of warrants for fees	$13,000	$-	$-
Accrued interest converted to loan payable	$-	$21,600	$-
Issuance of common stock in exchange for loans and notes payable	$15,000	$-	$-
Put option liability converted to loan payable	$-	$18,000	$-
Cumulative dividends and accretion on preferred stock	$42,000	$42,000	$1,365,500

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares

Balance - September 30, 2003	$(4,914,695)	$197,950	4,948,759	$4,914,130	48,257
Net (loss)	(89,680)	$-	-	-	-
Dividends and accretion on preferred stock	-			245,915	-
Issuance of common stock for fees	297,000	27,000	675,000	-	-
Conversion of Series E Preferred Stock for
Common Stock	-	28,536	713,385	(372,500)	(3,725)
Conversion of Series F Preferred Stock for
Common Stock	-	20,000	500,000	(200,000)	(2,000)
Proceeds from the issuance of Common
Stock (net of costs) for cash	2,152,973	198,441	4,961,028	-	-
Redemption of Series E Preferred Stock	(179,000)	-	-	(179,000)	(1,750)
Exchange of Series E Preferred Stock for
Common Stock and warrants or Series
I Preferred Stock	(2,177,500)	130,990	3,274,750	(4,797,430)	(45,418)
Warrant liability related to common stock warrants	(6,262,257)	-	-	-	-
Cash paid in lieu of fractional shares	(51)	(3)	(68)	-	-
Issuance of Series E Preferred Stock for
penalties	-	-	-	1,119,585	11,196
Issuance of Series E Preferred Stock for
accrued dividends	-	-	-	-	12
Redemption of Series A Preferred Stock	1,400,000	70,000	1,750,000	-	-
Balance - September 30, 2004	$(9,773,210)	$672,914	16,822,854	$730,700	6,572

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

	Additional Paid-In Capital	Accumulated Deficit

Balance - September 30, 2003	$11,728,943	$(21,755,718)
Net (loss)	-	(89,680)
Dividends and accretion on preferred stock	(245,915)	-
Issuance of common stock for fees	270,000	-
Conversion of Series E Preferred Stock for Common Stock	343,964	-
Conversion of Series F Preferred Stock for Common Stock	180,000	-
Proceeds from the issuance of Common Stock (net of costs) for cash	1,954,532	-
Redemption of Series E Preferred Stock	-	-
Exchange of Series E Preferred Stock for Common Stock and warrants for	-	-
Series I Preferred Stock	2,488,940	-
Warrant liability related to common stock warrants	(6,262,257)	-
Cash paid in lieu of fractional shares	(48)	-
Issuance of Series E Preferred Stock for penalties	(1,119,585)	-
Issuance of Series E Preferred Stock for accrued dividends	-	-
Redemption of Series A Preferred Stock	1,330,000	-
Balance - September 30, 2004	$10,668,574	$(21,845,398)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares

Net (loss)	$(368,561)	$-	-	$-	-
Dividends on preferred stock	(20,000)			22,000	-
Issuance of common stock in connection with acquisition	16,500	2,000	50,000	-	-
Exercise of put option	-	(200)	(5,000)	-	-
Issuance of restricted stock	42,000	10,000	250,000	-	-
Redemption of Series E Preferred Stock	(34,000)	-	-	(34,000)	(325)
Issuance of common stock to Series I holders	217,750	82,952	2,073,808	-	-
Issuance of common stock for fees	43,550	16,591	414,761	-	-
Balance - September 30, 2005	$(9,875,971)	$784,257	19,606,423	$718,700	6,247

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit

Net (loss)	$-	$-	$(368,561)
Dividends on preferred stock	(42,000)	-	-
Issuance of common stock in connection with acquisition	14,500	-	-
Exercise of put options	200	-	-
Issuance of restricted stock	32,000	-	-
Redemption of Series E Preferred Stock	-	-	-
Issuance of common stock to Series I holders	134,798	-	-
Issuance of common stock for fees	26,959	-	-
Balance - September 30, 2005	$10,835,031	$-	$(22,213,959)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

		Common Stock		Preferred Stock
	Total	Amount	Shares	Amount	Shares

Net earnings	$1,441,661	$-	-	$42,000	-
Dividends on preferred stock	-	-	-	-	-
Conversion of Series I Preferred Stock for Common Stock	26,040	153,600	3,840,000	-	-
Conversion of Series F Preferred Stock for Common Stock	-	120,000	3,000,000	(45,000)	-
Issuance of warrants for services provided	13,000	-	-	-	-
Conversion of convertible notes payable for common stock	225,000	1,033,333	25,833,331	-	-
Issuance of common stock in exchange for loans and notes payable	15,000	40,000	1,000,000	-	-
Issuance of common stock to employees	100,400	488,000	12,200,000	-	-
Cancellation of Series E Preferred Stock dividends	-	-	-	(24,700)	(247)
Balance - September 30, 2006	$(8,054,870)	$2,619,190	65,479,754	$691,000	6,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Consolidated Statement of Stockholders’ Equity (Deficiency)

	Additional Paid-In Capital	Accumulated Deficit

Net earnings	-	1,441,661
Dividends on preferred stock	(42,000)	-
Conversion of Series I Preferred Stock for Common Stock	(127,560)	-
Conversion of Series F Preferred Stock dividends for Common Stock	(75,000)	-
Issuance of warrants for services provided	13,000	-
Conversion of convertible notes payable for Common Stock	(808,333)	-
Issuance of Common Stock in exchange for loans and notes payable	(25,000)	-
Issuance of common stock to employees	(387,600)	-
Cancellation of Series E Preferred Stock dividends	24,700	-
Balance - September 30, 2006	$9,407,238	$(20,772,298)

See accompanying summary of accounting policies and notes to consolidated financial statements.

STRATUS SERVICES GROUP, INC.
Notes to Consolidated Financial Statements

Note 1 -	Nature of Operations and Summary of Significant Accounting Policies

Operations
Until December 2005, Stratus Services Group, Inc. together with its 50%-owned joint venture (the “Company”), was a national provider of staffing and productivity consulting services. As of September 30, 2005, the Company operated a network of 29 offices in 7 states. In December 2005, the Company completed a series of asset sales transactions pursuant to which it sold substantially all of the assets that it used to conduct its staffing services business (see Note 3). At September 30, 2006, the Company provides information technology staffing solutions to customers nationwide from its two offices in New Jersey and Florida.

The Company operates as one business segment, consisting of its information technology staffing solutions business. The Company’s customers are in various industries and are located throughout the United States. Credit is granted to substantially all customers. No collateral is maintained.

Principles of Consolidation
The consolidated financial statements include the accounts of Stratus Services Group, Inc. and its 50%-owned joint venture, Stratus Technology Services, LLC (“STS”) (see Note 15). Prior to the adoption of Financial Accounting Standards Board Interpretation No. 46R - Consolidation of Variable Interest Entities (“FIN 46R”), the Company accounted for its investment in STS under the equity method and accordingly, included its share of the earnings (loss) of STS in “Other income (expense)”. Beginning with the third quarter of fiscal 2004, STS was no longer accounted for under the equity method, and its revenues and expenses are included in the Company’s consolidated statement of operations. The other venturer’s share of earnings (loss) is reflected as a minority interest.

Basis of Presentation
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred significant losses from continuing operations of $2,055,000, $634,000 and $1,834,000 during the years ended September 30, 2006, 2005 and 2004, respectively, and has a working capital deficit of $7,339,000 at September 30, 2006. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis, to fund the operation and capital needs, and to obtain additional financing as may be necessary.

Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company’s plans. The steps included closing branches that were not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expense, and most significantly, the asset sales transactions that were completed in December 2005 (see Note 3).

The Company continues to pursue other sources of equity or long-term debt financings. The Company also continues to negotiate payment plans and other accommodations with its creditors.

Revenue Recognition
The Company recognizes revenue from staffing services as the services are performed by its workforce. The Company’s customers are generally billed bi-weekly. At balance sheet dates, there are accruals for unbilled receivables and related compensation costs. The Company also provides permanent placement services. Fees for placements are recognized at the time the candidate commences employment. The Company guarantee’s its permanent placements for 60-90 days. In the event a candidate is not retained for the guarantee period, the Company will provide a suitable replacement candidate. In the event a replacement candidate cannot be located, the Company will provide a refund to the client. An allowance for refunds, based on the Company’s historical experience, is recorded in the financial statements. Revenues are recorded on a gross basis as a component of revenues.

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

Earnings/Loss Per Share
The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”, whereby basic earnings per share (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.

There were 9,685,778, -0- and -0- dilutive shares for the year ended September 30, 2006, 2005 and 2004 respectively. Outstanding stock options and warrants not included in the computation of earnings per share for the year ended September 30, 2006, 2005 and 2004 totaled 19,206,475, 17,099,952, and 6,493,305 respectively. These options and warrants were excluded because their inclusion would have an anti-dilutive effect on earnings per share.

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

Stock - Based Compensation
Effective October 1, 2005, the Company adopted SFAS No. 123(R) (revised 2004), Share-Based Payment, using the modified prospective application transition method. All outstanding stock options at October 1, 2005, were fully-vested. Accordingly, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position, results of operations or cash flows. There were no options granted during the year ended September 30, 2006.

For SFAS No. 148 purposes, the fair value of each option granted was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Years Ended September 30,
	2005	2004
Risk-free interest rate	4%	4%
Dividend yield	0%	0%
Expected life	4-7 years	4-7 years
Volatility	100%	100%

If the Company had elected to recognize the compensation costs of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net loss and loss per share would have been adjusted to the proforma amounts below:

	Years Ended September 30,
	2005	2004
Net (loss) attributable to common stockholders,
as reported	$(410,561)	$(5,403,465)

Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(613,097)	(880,370)

Pro forma net (loss) attributable to common
stockholders	$(1,023,658)	$(6,283,835)

(Loss) from continuing operations per common
share attributable to common stockholders:
Basic - as reported	$(.02)	$(.71)
Basic - pro forma	$(.06)	$(.84)

Diluted - as reported	$(.02)	$(.71)
Basic - pro forma	$(.06)	$(.82)

During the year ended September 30, 2006, the Company issued an aggregate of 12,200,000 shares of its common stock to five employees, a director, three former directors, and a consultant. In connection therewith, the value of the shares was based on the market price at date of issuance and accordingly, $100,400 was charged to operations.

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

Advertising Costs
Advertising costs are expensed as incurred. The expenses for the years ended September 30, 2006, 2005 and 2004 were $81,000, $241,000 and $143,000, respectively, and are included in selling, general and administrative expenses.

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

New Accounting Standards
In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption of this new standard will have a material impact on its consolidated results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments,” (SFAS 155), which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in the fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method of the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxed recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company does not expect that the implementation of FIN 48 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans.” This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset of liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the fiscal year ending after December 15, 2006. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. The Company does not expect its adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

On September 13, 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.

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

Note 3 -	Discontinued Operations

(a)
Effective as of June 5, 2005 (the “Effective Date”), the Company sold substantially all of the assets, excluding accounts receivable of its six Northern California offices to ALS, LLC (“ALS”) a related party (see Note 15). The son of the Company’s Chief Executive Officer is a 50% member in ALS.

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

The sale resulted in a gain of $2,239,108, computed as follows:

Sales price - cancellation of accounts payable - related parties	$3,315,719

Less costs of sale:
Write-off of amounts due from ALS	(376,394)
Other costs (including $75,000 to a related party) (see Note 15)	(322,952)

Balance	2,616,373
Net assets sold	377,265
Gain	$2,239,108

(b)
In December 2005, the Company completed the following series of transactions pursuant to which we sold substantially all of our assets used to conduct its staffing services business, other than the IT staffing solutions business that is conducted through the Company’s 50% owned joint venture, STS.

(i)
On December 2, 2005, the Company completed the sale, effective as of November 21, 2005, of substantially all of the tangible and intangible assets, excluding accounts receivable, of several of its offices located in the Western half of the United States (the “ALS Purchased Assets”) to ALS, a related party (see Note 15). The offices sold were the following: Chino, California; Colton, California; Los Nietos, California; Ontario, California; Santa Fe Springs, California and the Phoenix, Arizona branches and the Dallas Morning News Account (the “Western Offices”). Pursuant to the terms of an Asset Purchase Agreement between the Company and ALS dated December 2, 2005 (the “ALS Asset Purchase Agreement”), the purchase price for the ALS Purchased Assets was paid or is payable as follows:

•	$250,000 was paid over the 60 days following December 2, 2005, at a rate no faster than $125,000 per 30 days;

•	$1,000,000 payable by ALS is being paid directly to certain taxing authorities to reduce the Company’s tax obligations; and

•	$3,537,000 was paid by means of the cancellation of all net indebtedness owed by the Company to ALS outstanding as of the close of business on December 2, 2005.

In addition to the foregoing amounts, ALS also assumed the Company’s obligation to pay $798,626 due under a certain promissory note issued by the Company to Provisional Employment Solutions, Inc. As a result of the sale of the ALS Purchased Assets to ALS, all sums due and owing to ALS by Stratus were deemed paid in full and no further obligations remain.

(ii)
On December 5, 2005, we completed the sale, effective as of November 28, 2005 (the “AI Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable and other certain items, as described below, of three of our California offices (the “AI Purchased Assets”) to Accountabilities, Inc. (“AI”) The offices sold were the following: Culver City, California; Lawndale, California and Orange, California (the “Other

California Offices”). Pursuant to the terms of an Asset Purchase Agreement between the Company and AI dated December 5, 2005 (the “AI Asset Purchase Agreement”), AI has agreed to pay to the Company earnout amount equal to two percent of the sales of the Other California Offices for the first twelve month period after the AI Effective Date; one percent of the sales of the Other California Offices for the second twelve month period after the AI Effective Date; and one percent of the sales of the Other California Offices for the third twelve month period from the AI Effective Date. In addition, a Demand Subordinated Promissory Note between the Company and AI dated September 15, 2005 which had an outstanding principal balance of $125,000 at the time of closing was deemed paid and marked canceled.

Certain assets held by the Other California Offices were excluded from the sale, including cash and cash equivalents, accounts receivable, and the Company’s rights to receive payments from any source.

(iii)
On December 7, 2005, the Company completed the sale, effective as of November 28, 2005 (the “SOP Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable and other assets as described below, of several of our Northeastern offices (the “SOP Purchased Assets”) to Source One Personnel, Inc. (“SOP”). The offices sold were the following: Cherry Hill, New Jersey; New Brunswick, New Jersey; Mount Royal/Paulsboro, New Jersey (soon to be Woodbury Heights, New Jersey); Pennsauken, New Jersey; Norristown, Pennsylvania; Fairless Hills, Pennsylvania; New Castle Delaware and the former Freehold, New Jersey profit center (the “NJ/PA/DE Offices”). The assets of Deer Park, New York, Leominster, Massachusetts, Lowell, Massachusetts and Athol, Massachusetts (the “Earn Out Offices”) were also purchased (collectively the “NJ/PA/DE Offices” and the “Earn Out Offices” shall be referred to as the “Purchased Offices”). In addition to the foregoing, the SOP Purchased Assets also included substantially all of the tangible and intangible assets, excluding accounts receivable and other assets as described below, used by the Company in the operation of its business at certain facilities of certain customers including the following: the Setco facility in Cranbury New Jersey, the Record facility in Hackensack, New Jersey, the UPS-MI (formerly RMX) facility in Long Island, New York, the UPS-MI (formerly RMX) facility in the State of Connecticut, the UPS-MI (formerly RMX) facility in the State of Ohio, the APX facility in Clifton, New Jersey (the “Earn Out On-Site Business”) and the Burlington Coat Factory in Burlington, New Jersey, the Burlington Coat Factory facility in Edgewater Park, New Jersey and the UPS-MI (formerly RMX) facility in Paulsboro, New Jersey (the foregoing business and the “Earn-Out On-Site Businesses” shall be referred to herein collectively as the “On-Site Businesses”). Pursuant to the SOP Asset Purchase Agreement between the Company and SOP dated December 7, 2005 (the “SOP Asset Purchase Agreement”), the purchase price for the SOP Purchased Assets was paid or is payable as follows (the “SOP Purchase Price”):

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

The consolidated financial statements for all periods presented have been restated to reflect discontinued operations of the aforementioned asset sales. The operating results of discontinued operations are summarized as follows:

	Year Ended
	September 30,
	2006	2005	2004

Revenues	$18,265,587	$118,012,289	$109,349,273
Cost of revenues	16,218,630	102,261,055	96,368,204
Gross profit	2,046,957	15,751,234	12,981,069
Selling, general and administrative expenses	1,950,622	12,807,131	10,581,431
Other charges	-	4,002,391	-
Operating income (loss)	96,335	(1,058,288)	2,399,638
Interest expense	(205,056)	(912,078)	(739,069)
Other income (expense)	(198,323)	(3,109)	84,020
Net income (loss)	$(307,044)	$(1,973,475)	$1,744,589

Assets of the discontinued operations have been reflected in the condensed consolidated balance sheet as current assets held for sale. The liabilities that were assumed or cancelled by the purchasers are reflected as current liabilities held for sale. The following is a summary of assets and liabilities of discontinued operations at September 30, 2005:

September 30,
2005

Pre-paid expenses and other current assets	$61,781
Property and equipment, net	291,552
Goodwill	2,553,081
Intangible assets, net	689,182
Other assets	60,943
Total assets of discontinued operations	$3,656,539

Loans payable	125,000
Notes payable - acquisitions	936,820
Accounts payable and accrued expenses	185,037
Accounts payable - related parties	3,597,422
Put options liability	650,000
Total liabilities of discontinued operations	$5,494,279

The gain (loss) on sale of discontinued operations for the year ended September 30, 2006 is summarized as follows:

Sold to:
ALS	$4,340,459
AI	(10,013)
SOP	(190,879)
TES	(275,520)
3,864,047

Other costs of sales	(60,000)
Gain on sale of discontinued operations	$3,804,047

The above gain includes earnout payments of $721,466.

Note 4 -	Acquisition

Effective as of March 7, 2005, the Company purchased substantially all of the tangible and intangible assets excluding accounts receivable, of Team One Personnel Solutions, LLC (“Team One”), which is comprised of three branch offices in Northern California. These offices provide temporary light industrial and clerical staffing and had strengthened the Company’s presence in the Northern California region. The purchase price was $242, 500 of which $20,000 was paid in cash. The balance was comprised of a promissory note for $160,000, payable $7,091 per month, including interest at 6% a year, over 24 months, 50,000 shares of the Company’s Common Stock, and a net liability for unpaid workers’ compensation premium of $46,000. In addition, there was $116,000 of costs to a related party (see Note 1) in connection with the acquisition.

The aggregate cost of $358,500 was allocated $338,500 to intangible assets and $20,000 to property and equipment.

These branches were included in the branches sold June 5, 2005 (see Note 3).

Revenues from the branches sold were $10,087,390, $8,471,385, and $19,788,999 for the years ended September 30, 2005, 2004, and 2003 respectively.

The consolidated statements of operations for all period presented have been reclassified to reflect the operating results of the sold offices as discontinued operations.

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

The Lender charged the Company $350,000 and $412,500 of fees in connection with the Forbearance Agreement, the Amended Forbearance Agreement and the various extensions thereof during the year ended September 30, 2006 and 2005 respectively.

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

The prime rate at September 30, 2006 was 8.25%.

Note 6 -	Property and Equipment

Property and equipment consist of the following as of September 30:

	2006	2005

Furniture and fixtures	$138,796	$164,993
Office equipment	13,230	12,089
Computer equipment	168,592	460,833
Computer software	27,221	38,086
	347,839	676,001
Accumulated depreciation	(202,112)	(493,395)
Net property and equipment	$145,727	$182,606

Note 7 -	Loans Payable

Loans payable consist of the following as of September 30:

			2006	2005
Promissory note	(i	)	$53,450	$53,450
Promissory note	(ii	)	19,027	20,000
			$72,477	$73,450

(i)	Note is payable $1,500 per week, including interest at 5% per year. No payments have been made since September 2005.

(ii)
In May 2006, the Company issued 500,000 shares of its common stock to the noteholder in payment of $7,500 of accrued interest due on the promissory note. The Company also agreed to pay the remaining portion of the promissory note and accrued interest at the rate of $2,221 per month including interest at 12% per year.

Note 8 -	Notes Payable - Acquisitions

The Company is obligated under two notes payable in connection with acquisitions made in December 2002 and March 2005. The note payable in connection with the December 2002 acquisition has a balance of $534,213 (net of imputed interest) at September 30, 2006 and is payable $10,000 per month, including imputed interest of 11% per year. The note is secured by all of the assets of Stratus Services Group, Inc. The note payable in connection with the March 2005 acquisition has a balance of $145,467 at September 30, 2006, and is payable $3,856 per month including interest at 6% per year. In June 2006, the company issued 500,000 shares of its common stock in exchange for a $7,500 reduction of the balance due on the note.

The maturities on notes payable acquisitions are as follows:

Year ending September 30
2007	$203,663
2008	178,649
2009	146,843
2010	150,525
$679,680

Note 9 -	Accounts Payable and Accrued Expenses

Accounts payable consist of the following as of September 30:

	2006	2005
Accounts payable	$3,078,061	$3,550,224
Accrued compensation	28,757	85,558
Accrued workers’ compensation expense	7,772	176,859
Workers’ compensation claims reserve	313,712	403,015
Accrued interest	36,688	11,802
Contingent portion of acquisition purchase price (see Note 3)	45,000	96,000
Accrued other	227,722	251,129
	$3,737,712	$4,574,587

Note 10 -	Payroll Tax Liabilities

During fiscal 2003, the Company was notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against the Company. As of September 30, 2006, there was still an aggregate of $3.8 million in delinquent payroll taxes outstanding, which are included in “Payroll taxes payable” on the balance sheet. Judgment has not been entered against the Company in California. While judgment has been entered against the Company in New Jersey, no actions have been taken to enforce same.

On January 7, 2005, the Company entered into a payment plan agreement (the “Plan”) with the EDD with regard to the Company’s past due and unpaid unemployment taxes.

The Company is to continue to pay $12,500 per week to be first applied to its unpaid employment tax liability of $506,546 (as of September 30, 2006) for periods prior to the second quarter 2004; then to second quarter 2004 and third quarter 2004 employment taxes to the extent not already paid, then to interest and then to penalties.

The weekly payment of $12,500 is to increase for a three month period following any quarter in which the Company’s reported income is above $200,000, based on a percentage increase tied to the amount in excess of $200,000. The Company believes that consistent with the parties’ intentions when entering into the Plan, the gain on sale of discontinued operations would be excluded from reported income.

Note 11 -	Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities follow:

	2006	2005
Current assets and liabilities
Allowance for doubtful accounts	$30,000	$1,216,000
Valuation allowance	(30,000)	(1,216,000)
Net current deferred tax asset	$-	$-

Non-current assets and liabilities
Net operating loss carry forward	$9,586,000	$8,378,000
Intangibles		(602,000)
Valuation allowance	(9,586,000)	(7,776,000)
Net non-current deferred tax asset	$-	$-

The change in valuation allowance was a decrease of $580,000 for the year ended September 30, 2006 and an increase of $1,014,000 and $1,162,000 for the years ended September 30, 2005 and 2004, respectively.

	2006	2005	2004
Income taxes (benefit) is comprised of:
Current	-	$-	$-
Deferred	580,000	(1,014,000)	(1,162,000)
Change in valuation allowance	(580,000)	1,014,000	1,162,000
	$-	$-	$-

At September 30, 2005, the Company has available the following federal net operating loss carryforwards for tax purposes:

Expiration Date Year Ending September 30,

2012	$122,000
2018	1,491,000
2019	392,000
2021	4,860,000
2022	4,407,000
2023	6,089,000
2024	2,405,000
2025	1,239,000
2026	3,021,000

The utilization of the net operating loss carryforwards may be limited due to certain factors, including changes in control.

The effective tax rate on net earnings (loss) varies from the statutory federal income tax rate for periods ended September 30, 2006, 2005 and 2004.

	2006	2005	2004

Statutory rate	34.0%	(34.0)%	(34.0)%
State taxes net	6.0	(6.0)	(6.0)
Other differences, net		-	-
Valuation allowance	(40.0)	40.0	40.0
Benefit from net operating loss carryforwards	-	-	-
	-%	-%	-%

Note 12 -	Preferred Stock

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

In August 2004, the Company issued 12 shares of Series E Preferred Stock in satisfaction of accrued dividends and in August and September 2004, the Company redeemed 1,750 shares of Series E Preferred Stock, plus accrued dividends. In October 2004, the Company redeemed 325 shares of Series E Preferred Stock, leaving 247 shares outstanding at September 30, 2005. During the year ended September 30, 2006, the Company cancelled those shares which represented over-accrued dividends, and accordingly, transferred $24,700 to additional paid-in capital.

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

During the year ended September 30, 2006, the Company’s Chief Executive Officer converted $45,000 of accrued dividends into 3,000,000 shares of Common Stock. During the year ended September 30, 2004, the Company’s Chief Executive Officer converted 2,000 shares of the Series F Preferred Stock into 500,000 shares of Common Stock.

d. Series I

The Company was required to redeem each share of the Series I Preferred Stock for an amount equal to the stated value of $100 per share plus all accrued and unpaid dividends on August 5, 2005, the one year anniversary date of the issuance of the Series I Preferred Stock to the extent permitted by applicable law; provided, however, that the Company had the right to extend the required redemption date for an additional one year, in which case the Company was required to pay all dividends accrued through the first year of issuance in cash and issue to each holder of Series I Preferred Stock a number of shares of its common stock which then have a value equal to 10% of the stated value of the Series I Preferred Stock held. In addition, because the Company extended the redemption date, it was required to pay dividends quarterly and pay an advisory fee to an advisor designated by the holders of the Series I Preferred Stock in an amount equal to 10% of the aggregate stated value of the outstanding shares of Series I Preferred Stock, 80% of which was payable in cash and 20% of which was payable in shares of the Company’s common stock, valued at the then current market value. If the Company did not redeem the Series I Preferred Stock by the extended redemption date, the dividend rate of the Series I Preferred Stock would have increased to 24% per year and the Series I Preferred Stock would have been convertible, at the option of the holder, into either common stock at a conversion price equal to 80% of the average closing bid price of the common stock during the five trading days preceding the conversion or common stock and warrants at a rate of 125 shares of common stock and 250 warrants for each $100 of stated value and accrued and unpaid dividends represented by the Series I Preferred Stock. Holders of the Series I Preferred Stock had no voting rights, except as provided by law and with respect to certain limited matters.

Pinnacle Investment Partners, LP (“Pinnacle”), the holder of the shares of the Company’s Series I Preferred Stock (see Note 13), notified the Company that the Company was in default of its obligations to pay $30,000 of the $174,200 cash portion of the advisory fee which was required to be paid in connection with the Company’s election to extend the date by which it was required to redeem the Series I Preferred Stock to August 5, 2006. The Company was also in default for non-payment of $40,091 of dividends on the Series I Preferred Stock that were due on September 30, 2005.

The Company permitted Pinnacle to convert 41 shares of Series I Preferred Stock into 840,000 shares of Common Stock in

October 2005 as a result of the payment default.

In December 2005, the Company permitted Pinnacle to convert an aggregate of 203 shares of Series I Preferred Stock into 3,000,000 shares of Common Stock and agreed to pay to Pinnacle a default fee of $100,000.

On January 13, 2006, the Company entered into an agreement with Pinnacle, pursuant to which the Company issued to Pinnacle, effective December 28, 2005, a secured convertible promissory note (the “Convertible Note”) (see Note 13) in the aggregate principal amount of $2,356,850 in exchange for 21,531 shares of the Company’s Series I Preferred Stock held by Pinnacle. As a result of the exchange, there are no longer any shares of Series I Preferred Stock outstanding, and the Company no longer has any obligation to pay to Pinnacle any amounts owed to it under the terms of the Series I Preferred Stock, including $103,716 of unpaid dividends which had accrued through December 28, 2005.

Note 13 -	Note Payable - Related Party

The Convertible Note, payable to Pinnacle (see Note 12), which is secured by substantially all of Stratus Services Group, Inc.’s assets, becomes due as follows:

• $1,800,000 was due and payable in cash upon the earlier of the Company’s receipt of $1,800,000 of accounts receivable or March 15, 2006. At September 30, 2006, $210,000 of this has not been paid.

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

• $225,000 of the principal amount and unpaid accrued interest thereon is convertible into the Company’s Common Stock at a conversion price of $0.0072. During the year ended September 30, 2006, $150,000 of principal was converted into 20,833,331 shares of the Company’s Common Stock.

During the year ended September 30, 2006, the Company issued 5,000,000 shares of its Common Stock, valued at the then market value, to Pinnacle as payment of $45,000 against the $1,800,000 portion of the Convertible Note.

Pinnacle may not convert the Convertible Note to the extent that the conversion would result in Pinnacle owning in excess of 9.999% of the then issued and outstanding shares of Common Stock of the Company. Pinnacle may waive this conversion restriction upon not less than 60 days prior notice to the Company.

Note 14 -	Derivative Instruments

The Company evaluated the application of SFAS No. 133 and EITF 00-19 for its financial instruments and determined that certain warrants to purchase the Company’s Common Stock are derivatives that are required to be accounted for as free-standing liability instruments in the Company’s financial statement. As a result, the Company reports the value of those warrants as current liabilities on its balance sheet and reports changes in the value of these warrants as non-operating gains or losses on its statements of operations. The value of the warrants is required to be remeasured on a quarterly basis, and is based on the Black Scholes Pricing Model.

Variables used in the Black Scholes option pricing model include (1) 4% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of each period end, (3) expected volatility is 100% and (4) zero expected dividends.

Due to the nature of the required calculations and the large number of shares of the Company’s common stock involved in such calculations, changes in the Company’s common stock price may result in significant changes in the value of the warrants and resulting non-cash gains and losses on the Company’s statement of operations.

Note 15 -	Related Party Transactions

Consulting Fees
An entity which employs the son of the Chief Executive Officer of the Company (the “CEO”) provided consulting services to the Company. Consulting expense was $44,000, $186,000 and $103,000 for the years ended September 30, 2006, 2005 and 2004, respectively. Included in the $44,000 is a charge of $16,000 in connection with the issuance of 2,000,000 shares of the Company’s common stock to the entity. The Company has paid consulting fees to an entity whose stockholder is another son of the CEO of the Company. Consulting fees amounted to $-0-, $50,000 and $64,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

Joint Venture
The Company provides information technology staffing services through a joint venture, STS (see Note 1), in which the Company has a 50% interest. A son of the CEO of the Company has a majority interest in the other 50% venturer. The Company’s share of income (loss) from operations of STS of $(192,280) for the six months ended March 31, 2004 is included in other income (expense) in the consolidated statements of operations.

Effective March 31, 2004, the Company adopted the provisions of FIN 46R as it relates to STS (see Note 1).

Payroll Outsourcing
The Company was a party to an Outsourcing Agreement with ALS pursuant to which ALS and its affiliate, Advantage Services Group, LLC (“Advantage”), provided payroll outsourcing services for all of the Company’s in-house staff, except for its corporate employees, and customer staffing requirements. As a result of this arrangement, all of the Company’s field personnel were employees of ALS. The Company paid agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates. On June 10, 2005, the Company entered into a Second Addendum to Outsourcing Agreement with ALS, which, among other things, reduced certain rates charged by ALS to the Company. The total amount charged by ALS under this agreement and similar agreements previously in effect between the parties was $17,326,000, $102,825,000 and $31,920,000 in the years ended September 30, 2006, 2005 and 2004, respectively. Accounts payable - related parties in the attached consolidated balance sheet at September 30, 2005, represents amounts due to ALS and Advantage.

The Company terminated the Outsourcing Agreement effective February 3, 2006.

Due From Related Party
The amount due from related party in the attached consolidated balance sheet at September 30, 2006 is the remaining balance due from ALS in connection with the sale of the ALS Purchased Assets (see Note 3).

Loan Payable
During the year ended September 30, 2005, the CEO made various loans to the Company aggregating $665,000 of which $650,000 and $15,000 was repaid during the years ended September 30, 2004 and 2005, respectively. Of the $665,000, $250,000 bore interest at 12% a year and the balance was non-interest bearing.

During the year ended September 30, 2002, a son of the CEO loaned $41,000 to the Company, which is still outstanding at September 30, 2006. During the year ended September 30, 2003, this son of the CEO, another son of the CEO and the brother of the CEO loaned the Company $100,000, $6,000 and $100,000, respectively. All of these amounts were repaid during the year ended September 30, 2004.

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

Other
An entity through which the son of the CEO is employed is a consultant to AI (see Note 3).

The Company incurred fees to an entity with whom the son of the CEO is affiliated. Such amounts in the year ended September 30, 2005, aggregated $75,000 in connection with the sale of the Company’s Northern California offices (see Note 3) and $116,000 in connection with an acquisition (see Note 4). During the year ended September 30, 2004, the Company repaid $370,500 against loans previously made by the entity to the Company. Also, during the year ended September 30, 2004, the Company issued 300,000 shares of its Common Stock to the entity in exchange for $57,000 owed to the entity in connection with a prior year’s transaction.

The nephew of the CEO of the Company is affiliated with Pinnacle Investment Partners, LP, the holder of the shares of the Company’s Series I Preferred Stock (see Notes 11 and 12). The Company believes that PIP Management Inc., which was designated as the advisor to the Series I holders (see Notes 11 and 12), is also affiliated with Pinnacle Investment Partners, LP.

Note 16 -	Commitments and Contingencies

Office Leases
The Company leases offices under various leases expiring through 2011. Monthly payments under these leases are $6,000.

The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of September 30, 2006.

For the Years Ending September 30,
2007	$59,000
2008	53,000
2009	53,000
2010	53,000
2011	33,000

Rent expense was $266,000, $779,000 and $758,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

Other
From time to time, the Company is involved in litigation incidental to its business including employment practices claims. There is currently no litigation that management believes will have a material impact on the Company’s financial position.

Note 17 -	Stock Options and Warrants

The Company currently has in place four stock option plans, the 1999 Equity Incentive Plan (“1999 Plan”), the 2000 Equity Incentive Plan (“2000 Plan”), the 2001 Equity Incentive Plan (“2001 Plan”), and the 2002 Equity Incentive Plan (“2002 Plan”) (collectively the “Equity Incentive Plans” or the “Plans”). The terms of these Plans are substantially similar. The aggregate number of shares reserved for issuance under each of the Plans and the options issued and vested as September 30, 2006 are, respectively, as follows:

1999 Plan	—	125,000 shares authorized, 24,000 issued, 24,000 vested
2000 Plan	—	125,000 shares authorized, 25,000 issued, 25,000 vested
2001 Plan	—	250,000 shares authorized, 50,000 issued, 50,000 vested
2002 Plan	—	1,250,000 shares authorized, 100,000 issued, 100,000 vested

In addition, the Company also issued 551,000 options, exercisable at $.26 per share, to an officer of the Company in the year ended September 30, 2005.

A summary of the Company’s stock option activity and related information for the years ended September 30 follows:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2003	1,941,121	$6.52
Granted	455,000.40
Canceled	(567,538)	6.86
Exercised	-	-

Outstanding at September 30, 2004	1,828,583	$4.87
Granted	1,050,000.26
Canceled	(31,250)	7.98
Exercised	-	-

Outstanding at September 30, 2005	2,847,333	$3.14
Granted	-	-
Canceled	(2,097,333)	4.16
Exercised	-	-

Outstanding at September 30, 2006	750,000	$.26
Exercisable at September 30, 2006	750,000	$.26

The exercise price of outstanding options is $.26 per share.

The weighted-average fair value of options granted was $.26 and $.28 in the years ended September 30, 2005 and 2004, respectively.

Following is a summary of the status of stock options outstanding at September 30, 2006:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$.26	750,000	8.5 years	$.26	750,000	$.26

The Company has issued the following outstanding warrants as of September 30, 2006:

Number of Warrants	Price Per Share	Expiring In

15,607,403	$.76	2007
6,667	3.00	2007
50,000	4.00	2007
7,500	20.00	2007
3,000,000.05		2009

During the year ended September 30, 2006, the Company issued 3,000,000 warrants to a consultant in exchange for services rendered to the Company. During the year ended September 30, 2004, the Company issued 4,961,028 and 9,271,375 warrants in connection with the Offering (see Note 2) and the Exchange Offer (see Note 12), respectively. In addition, 1,375,000 warrants with the same terms as the Offering and the Exchange Offer warrants, were issued to a consultant in connection with the Offering. The balance of the outstanding warrants were issued in prior years to investors and consultants in connection with private placements and in exchange for services rendered to the Company.

A summary of the Company’s warrant activity and related information for the years ended September 30 follows:

	Warrants	Weighted Average Exercise Price

Outstanding at September 30, 2003	193,334	$17.88
Granted	15,607,403.76
Canceled	(67,917)	24.40
Exercised	-	-

Outstanding at September 30, 2004	15,732,820	$.87
Granted	-	-
Canceled	(23,750)	18.11
Exercised	-	-

Outstanding at September 30, 2005	15,709,070	$.84
Granted	3,000,000.05
Canceled	(37,500)	26.67
Exercised	-	-
Outstanding at September 30, 2006	18,671,570	$.66

The exercise prices range from $.05 to $30.00 per share.

The weighted-average fair value of warrants granted was $.05 and $.44 in the years ended September 30, 2006 and 2004, respectively.

Note 18 -	Major Customers

The Company had one customer who accounted for more than 62%, 72% and 75% of total revenues (continuing operations) for the years ended September 30, 2006, 2005 and 2004. Major customers are those who account for more than 10% of total revenues.

Note 19 -	Retirement Plans

The Company maintained two 401(k) savings plans for its employees through July 2004. The terms of the plan defined qualified participants as those with at least three months of service. Employee contributions were discretionary up to a maximum of 15% of compensation. The Company could match up to 20% of the employees’ first 5% contributions. The Company did not incur any 401(k) expense for the years ended September 30, 2006, 2005 and 2004.

Note 20 -	Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended September 30, 2006:
Revenues from continuing operations	$1,233,858	$1,190,086	$1,282,074	$1,425,063
Gross profit from continuing operations	411,602	318,518	371,498	424,219
Net earnings from discontinued operations	3,049,398	20,284	215,425	211,896
Net (loss) from continuing operations	(1,188,956)	(488,838)	(195,938)	(181,610)
Net (loss) from continuing operations attributable to common stockholders	(1,199,456)	(499,338)	(206,438)	(192,110)
Net earnings (loss) attributable to common stockholders	1,849,942	(479,054)	8,987	19,786

Basic earnings (loss) per share attributable to common stockholders
Continuing operations	(.06)	(.01)	-	-
Discontinued operations	.15	-	-	-
Total	(.09)	(.01)	-	-

Diluted earnings (loss) per share attributable to common stockholders
Continuing operations	(.06)	(.01)	-	-
Discontinued operations	.14	-	-	-
Total	.08	(.01)	-	-

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended September 30, 2005:
Revenues from continuing operations	$1,112,846	$1,121,881	$1,180,222	$1,105,694
Gross profit from continuing operations	326,962	312,005	340,665	338,295
Net earnings (loss) from discontinued operations	1,024,992	218,900	2,464,295	(3,442,554)
Net earnings (loss) from continuing operations	(1,295,896)	3,366,069	(372,998)	(2,331,369)
Net earnings (loss) from continuing operations attributable to common stockholders	(1,306,396)	3,355,569	(383,498)	(2,341,869)
Net earnings (loss) attributable to common stockholders	(281,404)	3,574,469	2,080,797	(5,784,423)

Basic earnings (loss) per share attributable to common stockholders:
Continuing operations	(.08)	.20	(.02)	(.13)
Discontinued operations	.06	.01	.14	(.20)
Total	(.02)	.21	.12	(.33)

Diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	(.08)	.17	(.02)	(.13)
Discontinued operations	.06	.01	.12	(.20)
Total	(.02)	.18	.10	(.33)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended September 30, 2004:
Revenues from continuing operations	$9,342	$638	$505,345	$634,853
Gross profit from continuing operations	4,836	475	164,848	214,198
Net earnings (loss) from discontinued operations	1,019,567	278,330	(514,459)	961,151
Net earnings (loss) from continuing operations	(938,024)	(1,264,964)	(1,800,539)	2,169,258
Net (loss) from continuing operations attributable to common stockholders	(1,010,665)	(2,441,080)	(1,882,437)	(1,813,872)
Net earnings (loss) attributable to common stockholders	8,902	(2,162,750)	(2,396,896)	(852,721)

Basic earnings (loss) per share attributable to common stockholders
Continuing operations	(.05)	(.10)	(.30)	(.14)
Discontinued operations	.05	.01	(.08)	.07
Total	-	(.09)	(.38)	(.07)

Diluted earnings (loss) per share attributable
to common stockholders
Continuing operations	(.05)	(.10)	(.30)	(.14)
Discontinued operations	.05	.01	(.08)	.07
Total	-	(.09)	(.38)	(.07)

Stratus Services Group, Inc.
Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at beginning of period	Charged to bad debt expense	Other	Deductions (Write-offs of bad debts)	Balance at end of period

September 30:
2006	$3,039,000	$75,000	$8,000	$(3,047,000)	$75,000
2005	2,038,000	1,000,000	3,000	(2,000)	3,039,000
2004	1,733,000	525,000	-	(220,000)	2,038,000

Valuation Allowance for Deferred Taxes	Balance at beginning of period	Charged to costs and expenses (1)	Other	Deductions		Balance at end of period

September 30:
2006	$10,196,000	$(580,000)		$		$9,616,000
2005	9,182,000	1,014,000	-		-	10,196,000
2004	8,020,000	1,162,000	-		-	9,182,000

(1)	Reflects the increase (decrease) in the valuation allowance associated with net operating losses of the Company.