Form 10-Q
period 2006-12-31
STRATUS SERVICES GROUP INC
filed 2007-02-14
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15789

STRATUS SERVICES GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-3499261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Avenue at the Common, Shrewsbury, New Jersey 07702
(Address of principal executive offices)

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

The number of shares of Common Stock, $.04 par value, outstanding as of February 8, 2007 was 65,479,756.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
Assets	2006	2006

Current assets
Cash	$12,909	$84,881
Accounts receivable-less allowance for doubtful accounts of $75,000
and $75,000	1,404,139	815,463
Unbilled receivables	204,939	126,191
Notes receivable	80,000	80,000
Due from related party	389,264	499,264
Prepaid insurance	8,348	12,244
Prepaid expenses and other current assets	257,680	244,662
	2,357,279	1,862,705

Property and equipment, net of accumulated depreciation	146,415	145,727
Other assets	6,350	6,350
	$2,510,044	$2,014,782

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable	$70,446	$72,477
Loans payable - related parties	186,721	87,721
Notes payable - acquisitions (current portion)	178,945	203,663
Note payable - related party (current portion)	381,790	265,308
Line of credit	1,090,812	596,950
Insurance obligation payable	-	7,348
Accounts payable and accrued expenses	3,779,194	3,737,712
Accrued payroll and taxes	209,023	107,204
Payroll taxes payable	3,548,852	3,823,710
Series A redemption payable	300,000	300,000
	9,745,783	9,202,093

Notes payable - acquisitions (net of current portion)	511,595	476,017
Note payable - related party (net of current portion)	235,060	351,542
Convertible debt	40,000	40,000
	10,532,438	10,069,652
Commitments and contingencies

Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series F voting convertible preferred stock, $.01 par value, 6,000 shares issued and outstanding, liquidation preference of $600,000
(including unpaid dividends of $101,500 and $91,000)	701,500	691,000

Common stock, $.04 par value, 100,000,000 shares authorized; 65,479,756
and 65,479,756 shares issued and outstanding	2,619,190	2,619,190

Additional paid-in capital	9,396,738	9,407,238
Accumulated deficit	(20,739,822)	(20,772,298)
Total stockholders’ equity (deficiency)	(8,022,394)	(8,054,870)
	$2,510,044	$2,014,782

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005

Revenues	$1,862,854	$1,233,858

Cost of revenues ($-0- and $389,735 to related parties)	1,273,803	822,256

Gross profit	589,051	411,602

Selling, general and administrative expenses	648,203	1,246,033

Operating (loss) from continuing operations	(59,152)	(834,431)

Interest expense	(62,423)	(299,351)
Other income (expense)	(21,808)	(57,309)
Gain (loss) on change in fair value of warrants	-	2,135

(Loss) from continuing operations	(143,383)	(1,188,956)
Discontinued operations - (loss) from discontinued operations	-	(107,044)
Gain on sale of discontinued operations (net)	175,859	3,156,442

Net earnings	32,476	1,860,442
Dividends on preferred stock	(10,500)	(10,500)

Net earnings attributable to common stockholders	$21,976	$1,849,942

Net earnings (loss) per share attributable to common stockholders
Basic:
(Loss) from continuing operations	$-	$(.06)
Earnings from discontinued operations	-	.15
Net earnings	$-	$.09

Diluted:
(Loss) from continuing operations	$-	$(.06)
Earnings from discontinued operations	-	.14
Net earnings	$-	$.08

Weighted average shares outstanding per common share
Basic	65,479,754	20,432,727
Diluted	65,479,754	23,115,798

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005
Cash flows from operating activities
Net earnings	$32,476	$1,860,442
Adjustments to reconcile net earnings to net cash used by operating activities
Depreciation	17,850	50,904
Amortization	-	41,902
Gain on sale of discontinued operations	(175,859)	(3,156,442)
Imputed interest	14,350	133
Dividends on preferred stock	-	163,625
Intrinsic value of the beneficial conversion feature of convertible preferred stock	-	1,674
(Gain) loss on change in fair value of warrants	-	(2,135)
Changes in operating assets and liabilities
Accounts receivable	(667,424)	8,224,976
Due from related party	-	185,736
Prepaid insurance	3,896	111,826
Prepaid expenses and other current assets	(14,835)	231,118
Other assets	-	(1,000)
Insurance obligation payable	(7,348)	(83,486)
Accrued payroll and taxes	101,819	(55,254)
Payroll taxes payable	(274,858)	(283,413)
Accounts payable and accrued expenses	30,311	(1,390,135)
Accrued interest	11,171	3,809
Total adjustments	(960,927)	4,043,838
	(928,451)	5,904,280
Cash flows (used in) investing activities
Purchase of property and equipment	(18,538)	(13,977)
Cash received in connection with sale of discontinued operations (including
$110,000 from a related party in 2006) (net of $10,000 in costs in 2005)	287,676	98,861
	269,138	84,884
Cash flows from financing activities
Net proceeds from (repayments of) line of credit	493,862	(5,989,075)
Proceeds from loans payable - related parties	100,000	-
Payments of loans payable	(2,031)	-
Payments of loans payable - related parties	(1,000)	(4,002)
Payments of notes payable - acquisitions	(3,490)	(11,269)
Cash overdraft	-	(14,731)
	587,341	(6,019,077)
Net change in cash	(71,972)	(29,913)
Cash - beginning	84,881	40,784
Cash - ending	$12,909	$10,871

Supplemental disclosure of cash paid
Interest	$51,252	$305,299

See notes to condensed consolidated financial statements

Schedule of non-cash investing and financing activities
Sale of discontinued operations:
Gain on sale	$175,859	$3,156,442
Net assets sold	-	1,683,783
Due from related party	110,000	-
Accrued earn-out	1,817	-
Cancellation of accounts payable - related parties (net)	-	(3,541,364)
Due from related party	-	(1,250,000)
Accrued expenses	-	50,000
Net cash received	$287,676	$98,861

Issuance of common stock upon conversion of convertible preferred stock	$-	$24,366
Cumulative dividends on preferred stock	$10,500	$10,500

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

Until December 2005, Stratus Services Group, Inc. together with its 50%-owned consolidated joint venture, (the “Company”) was a national provider of staffing and productivity consulting services. Prior to December 2005, the Company operated a network of 29 offices in 7 states. In December 2005, the Company completed a series of asset sales transactions pursuant to which it sold substantially all of the assets that it used to conduct its staffing services business (see Note 5). As a result, the Company is no longer conducting active staffing services for any clients and is not operating any branch offices. The Company plans to focus on expanding its information technology staffing solutions business, which is conducted through its 50% owned consolidated joint venture, Stratus Technology Services, LLC (“STS”) (see Note 10).

NOTE 2 -	LIQUIDITY

At December 31, 2006, the Company had limited liquid resources. Current liabilities were $9,745,783 and current assets were $2,357,279. The difference of $7,388,504 is a working capital deficit, which is primarily the result of losses incurred during the last several years. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 -	NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect its adoption of FIN 48 to have a material impact on its consolidated financial portion, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year ending September 30, 2009. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial position, results of operations or cash flow.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or the Company’s fiscal year ending September 30, 2007. The requirement to measure plan assets and benefit obligations is effective for fiscal years ending after December 15, 2008, or the Company’s fiscal year ending September 30, 2009. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 4 -	EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. There were -0- and 2,683,071 dilutive shares for the three months ended December 31, 2006 and December 31, 2005, respectively. Outstanding common stock options and warrants not included in the computation of earnings per share for the three months ended December 31, 2006 and 2005, totaled 18,614,903 and 18,611,403, respectively. These options and warrants were excluded because their inclusion would have an anti-dilutive effect on earnings per share.

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

(ii)   On December 7, 2005, the Company completed the sale, effective as of November 28, 2005 (the “SOP Effective Date”), of substantially all of the tangible and intangible assets, excluding accounts receivable and other assets as described below, of several of its Northeastern offices (the “SOP Purchased Assets”) to Source One Personnel, Inc. (“SOP”). The offices sold were the following: Cherry Hill, New Jersey; New Brunswick, New Jersey; Mount Royal/Paulsboro, New Jersey (soon to be Woodbury Heights, New Jersey); Pennsauken, New Jersey; Norristown, Pennsylvania; Fairless Hills, Pennsylvania; New Castle, Delaware and the former Freehold, New Jersey profit center (the “NJ/PA/DE Offices”). The assets of Deer Park, New York, Leominster, Massachusetts, Lowell, Massachusetts and Athol, Massachusetts (the “Earn Out Offices”) were also purchased (collectively the “NJ/PA/DE Offices” and the “Earn Out Offices” shall be referred to as the “Purchased Offices”). In addition to the foregoing, the SOP Purchased Assets also included substantially all of the tangible and intangible assets, excluding accounts receivable and other assets as described below, used by the Company in the operation of its business at certain facilities of certain customers including the following: the Setco facility in Cranbury, New Jersey, the Record facility in Hackensack, New Jersey, the UPS-MI (formerly RMX) facility in Long Island, New York, the UPS-MI (formerly RMX) facility in the State of Connecticut, the UPS-MI (formerly RMX) facility in the State of Ohio, the APX facility in Clifton, New Jersey (the “Earn Out On-Site Business”) and the Burlington Coat Factory in Burlington, New Jersey, the Burlington Coat Factory facility in Edgewater Park, New Jersey and the UPS-MI (formerly RMX) facility in Paulsboro, New Jersey (the foregoing business and the “Earn Out On-Site Businesses” shall be referred to herein collectively as the “On-Site Businesses”). Pursuant to the SOP Asset Purchase Agreement between the Company and SOP dated December 7, 2005 (the “SOP Asset Purchase Agreement:), the purchase price for the SOP Purchased Assets was paid or is payable as follows (the “SOP Purchase Price”):

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

On the Closing Date, TES made a payment of $1,972,521 to the Company’s then lender (see Note 6) and acquired the lender’s rights to certain of the Company’s accounts receivable that collateralize its obligation to the lender. As a result of this transaction, the Company’s obligations to the lender were reduced by $1,972,521.

The operating results of discontinued operations for the three months ended December 31, 2005, are summarized as follows:

Revenues	$18,265,587
Cost of revenues	16,218,630
Gross profit	2,046,957
Selling, general and administrative expenses	1,950,622
Operating income	96,335
Interest expense	(205,056)
Other income	1,677
Net (loss)	$(107,044)

The gain (loss) on sale of discontinued operations is summarized as follows:

	Three Months Ended
	December 31,
	2006	2005
Sold to:
ALS	$-	$4,340,459
AI	76,573	(297,437)
SOP	39,346	(331,265)
TES	59,940	(495,315)
	175,859	3,216,442

Other costs of sales	-	(60,000)
Gain on sale of discontinued operations	$175,859	$3,156,442

The above gain is comprised of earnout payments in the three months ended December 31, 2006 and includes earnout payments of $73,861 in the three months ended December 31, 2005.

NOTE 6 -	LINE OF CREDIT

The Company had a loan and security agreement (the “Loan Agreement”) with Capital Temp Funds, Inc. (the “Lender”) which provided for a line of credit up to 85% of eligible accounts receivable, as defined, not to exceed $12,000,000. The Loan Agreement restricted the Company’s ability to incur other indebtedness, pay dividends and repurchase stock. Borrowings under the Loan Agreement bore interest at 3% above the prime rate. Borrowings under the Loan Agreement were collateralized by substantially all of the Company’s assets.

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

The prime rate at December 31, 2006 was 8.25%.

NOTE 7 -	PAYROLL TAX LIABILITIES

During fiscal 2003, the Company was notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against the Company. As of December 31, 2006, there was still an aggregate of $3.5 million in delinquent payroll taxes outstanding which are included in “Payroll taxes payable” on the balance sheet. Judgment has not been entered against the Company in California. While judgment has been entered against the Company in New Jersey, no actions have been taken to enforce same.

On January 7, 2005, the Company entered into a payment plan agreement with the EDD with regard to the Company’s past due and unpaid unemployment taxes. The Company is to continue to pay $12,500 per week to be first applied to its unpaid employment tax liability of $284,046 (as of December 31, 2006) for periods prior to the second quarter 2004; then to second quarter 2004 and third quarter 2004 employment taxes to the extent not already paid, then to interest and then to penalties. The weekly payment of $12,500 is to increase for a three month period following any quarter in which the Company’s reported income is above $200,000 based on a percentage increase tied to the amount in excess of $200,000. The Company believes that consistent with the parties’ intentions when entering into the Plan, the gain on sale of discontinued operations, which resulted in no cash to the Company, would be excluded from reported income.

NOTE 8 -	INCOME TAXES

No income tax expense was recorded in the three months ended December 31, 2006 and 2005, because the Company recognized a deferred tax benefit resulting from the utilization of the Company’s net operating loss carryforwards.

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

On January 13, 2006, the Company entered into an agreement with Pinnacle, pursuant to which the Company issued to Pinnacle, effective December 28, 2005, a secured convertible promissory note (the “Convertible Note”) in the aggregate principal amount of $2,356,850 in exchange for 21,531 shares of the Company’s Series I Preferred Stock held by Pinnacle. As a result of the exchange, there are no longer any shares of Series I Preferred Stock outstanding, and the Company no longer has any obligation to pay to Pinnacle any amounts owed to it under the terms of the Series I Preferred Stock, including $103,716 of unpaid dividends which had accrued through December 28, 2005. The Convertible Note, which is secured by substantially all of the Company’s assets, was or becomes due as follows:

• $1,800,000 was due and payable in cash upon the earlier of the Company’s receipt of $1,800,000 of accounts receivable or March 15, 2006. During the year ended September 30, 2006, the Company issued 5,000,000 shares of its

Common Stock, valued at the then market value, to Pinnacle as payment of $45,000 against this portion of the Convertible Note. At December 31, 2006, $210,000 remains unpaid.

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

• $225,000 of the principal amount and unpaid accrued interest thereon is convertible into the Company’s common stock at a conversion price of $0.0072. During the year ended September 30, 2006, $150,000 was converted into 20,833,331 shares of the Company’s Common Stock.

Pinnacle may not convert the Convertible Note to the extent that the conversion would result in Pinnacle owning in excess of 9.999% of the then issued and outstanding shares of common stock of the Company. Pinnacle may waive this conversion restriction upon not less than 60 days prior notice to the Company.

NOTE 10 -	RELATED PARTY TRANSACTIONS

Consulting Fees
An entity which employs the son of the Chief Executive Officer of the Company (the (“CEO”) provided consulting services to the Company. Consulting expense was $-0- and $28,000 for the three months ended December 31, 2006 and 2005, respectively.

Joint Venture
The Company provides information technology staffing services through a joint venture, STS (see Note 1), in which the Company has a 50% interest. A son of the CEO of the Company has a majority interest in the other 50% venturer.

Payroll Outsourcing
The Company was a party to an Outsourcing Agreement with ALS pursuant to which ALS and its affiliate, Advantage Services Group, LLC (“Advantage”), were to provide payroll outsourcing services for all of the Company’s in-house staff, except for its corporate employees, and customer staffing requirements. As a result of this arrangement, all of the Company’s field personnel were employees of ALS. The Company paid agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates. On June 10, 2005, the Company entered into a Second Addendum to Outsourcing Agreement with ALS, which, among other things, reduced certain rates charged by ALS to the Company. The total amount charged by ALS under this agreement and similar agreements previously in effect between the parties was $17,226,000 in the three months ended December 31, 2005.

The Company terminated the Outsourcing Agreement effective February 3, 2006.

Due from Related Party
The amount due from related party in the condensed consolidated balance sheet is the remaining balance due from ALS in connection with the sale of the ALS Purchased Assets (see Note 5).

Loans Payable
During the three months ended December 31, 2006, the CEO loaned $100,000 to the Company which was repaid in January 2007.

Other
An entity through which the son of the CEO is employed is a consultant to AI (see Note 5).

The nephew of the CEO of the Company is affiliated with Pinnacle Investment Partners, LP, the holder of the convertible note issued in exchange for shares of the Company’s Series I Preferred Stock (see Note 9). The Company believes that PIP Management Inc., which was designated as the advisor to the Series I holders (see Note 9), is also affiliated with Pinnacle Investment Partners, LP.

NOTE 11 -	DERIVATIVE INSTRUMENTS

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

NOTE 12 -	SUBSEQUENT EVENTS

(a)
On February 13, 2007, the Company acquired from Fusion Business Services, LLC (“Fusion”) an additional one percent (1%) interest in STS in exchange for the issuance to the members of Fusion of 70,111 shares of the Company’s common stock. As a result of the transfer, which is effective as of January 1, 2007, the Company owns a 51% interest in STS and Fusion owns a 49% interest. Fusion has a right to re-acquire the 1% interest transferred to the Company upon the occurrence of certain events, including the institution of bankruptcy or insolvency proceedings against the Company, a sale of all or substantially all of the Company’s assets, a merger or consolidation of the Company with another entity, or the liquidation or dissolution of the Company. The purchase price payable by Fusion in connection with any such re-acquisition shall be a return of the shares issued to it for the 1% interest or a cash payment of $1,262.

(b)
On February 13, 2007, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation which increased the number of authorized shres of its common stock from 100,000,000 shares to 500,000,000 shares.  The increase in the authorized shares was approved by the Company's stockholders at a special meeting of stockholders held on November 28, 2006.

(c)
Effective January 14, 2007, the Company reduced the exercise price of its warrants to purchase common stock to $.50 per share and extended the expiration date of the warrants to January 14, 2008.  Previously, the exercise price of the warrants was $.76 per share and the warrants were to expire on January 14, 2007.  As of February 13, 2007, warrants to purchase an aggregate 14,213,653 shares of common stock were outstanding.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements. Such statements involve assumptions, uncertainties and risks. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with the brief operating history of our current operations; our ability to raise additional capital; our ability to achieve and manage growth; our ability to attract and retain qualified personnel; the continued cooperation of our creditors; our ability to diversify our client base; our ability to develop new services; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; and other factors discussed from time to time in our filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes appearing elsewhere in this report.

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Introduction

Through December 2005, we provided a wide range of staffing services and productivity consulting services associated with such staffing services nationally through a network of offices located throughout the United States. Regardless of the type of temporary service offering we provided, we recognized revenues based on hours worked by assigned personnel. Generally, we billed our customers a pre-negotiated, fixed rate per hour for the hours worked by our temporary employees. Therefore, we did not separate our various service offerings into separate offering segments. We did not routinely provide discrete financial information about any particular service offering. We also did not conduct any regular reviews of, nor make decisions about, allocating any particular resources to a particular service offering to assess its performance. Certain of our service offerings targeted specific markets, but we did not necessarily conduct separate marketing campaigns for such services. Pursuant to the Outsourcing Agreement that was in place with ALS, LLC (“ALS”), ALS was responsible for paying wages, workers’ compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we placed, and we were billed for such expenses plus a fee by ALS. These expenses are included in the cost of revenue. Because we paid our temporary employees only for the hours they actually worked, wages for our temporary personnel were a variable cost that increased or decreased in proportion to revenues. Gross profit margin varied depending on the type of services offered. In some instances, temporary employees placed by us may have decided to accept an offer of permanent employment from the customer and thereby “convert” the temporary position to a permanent position. Fees received from such conversions were included in our revenues. Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.

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

The foregoing transactions resulted in a net gain on sale of discontinued operations which is summarized as follows:

	Three Months Ended
	December 31,
	2006	2005
Sold to:
ALS	$-	$4,340,459
AI	76,573	(297,437)
SOP	39,346	(331,265)
TES	59,940	(495,315)
	175,859	3,216,442

Other costs of sales	-	(60,000)
Gain on sale of discontinued operations	$175,859	$3,156,442

The above gain is comprised of earnout payments in the three months ended December 31, 2006 and includes earnout payments of $73,861 in the three months ended December 31, 2005.

Continuing Operations
Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Revenues. Revenues increased 51.0% to $1,862,854 for the three months ended December 31, 2006 from $1,233,858 for the three months ended December 31, 2005. This increase was primarily a result of an increase in billable hours and expansion of our customer base.

Gross Profit. Gross profit increased 30.0% to $589,051 for the three months ended December 31, 2006 from $412,602 for the three months ended December 31, 2005, primarily as a result of increased revenues. Gross profit as a percentage of revenues decreased to 31.6% for the three months ended December 31, 2006 from 33.4% for the three months ended December 31, 2005. This decrease was a result of decreased permanent placements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased 48.0% to $648,203 for the three months ended December 31, 2006 from $1,246,033 for the three months ended December 31, 2005. Selling, general and administrative expenses as a percentage of revenues decreased to 34.8% for the three months ended December 31, 2006 from 101.0% for the three months ended December 31, 2005. SG&A in the three months ended December 31, 2005, includes $350,000 of fees charged to us by our Lender in connection with the Forbearance Agreement, the Amended Forbearance Agreement and the various extensions thereof (see Note 6 to the Condensed Consolidated Financial Statements).

As a result of the asset sales transactions completed in December 2005, we began reducing our corporate overheard structure to be more in line with the remaining revenues. These reductions were completed in February 2006.

Interest Expense. Interest expense decreased 79.1% to $62,423 for the three months ended December 31, 2006 from $299,351 for the three months ended December 31, 2005. Interest expense as a percentage of revenues decreased to 3.4% for the three months ended December 31, 2006 from 24.3% for the three months ended December 31, 2005. Interest expense in the three months ended December 31, 2005, includes $100,000 of the principal amount of the Convertible Note issued in exchange for our Series I Preferred Stock that was attributable to the settlement of our obligation to pay certain advisory fees and dividend payments under the terms of the Series I Preferred Stock. (see Note 9 to the Condensed Consolidated Financial Statements).

Gain on Change in Fair Value of Warrants. We recognized a non-cash gain as a result of the decrease in the fair value of certain warrants accounted for as a derivative liability of $2,135 in the three months ended December 31, 2005.

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net loss attributable to common stockholders of $153,883, for the three months ended December 31, 2006 compared to a net loss attributable to common stockholders of $1,199,456 for the three months ended December 31, 2005.

Liquidity and Capital Resources

Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying condensed consolidated statements of cash flows. Cash provided to us from discontinued operations (included in the consolidated cash flow discussions below) during the three months ended December 31, 2006 and 2005 was comprised of the following:

	Three Months Ended
	December 31,
	2006	2005

Cash used in operating activities	$(269,601)	$(444,426)
Cash provided by investing activities	287,676	305,412
Cash used in financing activities	-	(38,786)
Net	$18,075	$(177,800)

Although there is no assurance we will continue to receive earnout payments in connection with discontinued operations, we estimate that we will receive approximately $40,000 per month, through November 2008.

At December 31, 2006, we had limited liquid resources. Current liabilities were $9,745,783 and current assets were $2,357,279. The difference of $7,388,504 is a working capital deficit, which is primarily the result of losses incurred during the last several years. This condition raises substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net cash provided by (used in) operating activities was $(928,451) and $5,904,780 in the three months ended December 30, 2006 and 2005, respectively.

Net cash provided by investing activities was $269,138 and $84,884 in the three months ended December 31, 2006 and 2005, respectively. Net cash received in connection with the sale of discontinued operations was $287,676 (comprised of earnout payments) and $98,861 (including earnout payments of $73,861), in the three months ended December 31, 2006 and 2005, respectively. Cash used for capital expenditures was $18,538 and $13,977 in the three months ended December 31, 2006 and 2005, respectively.

Net cash provided by (used in) financing activities was $587,341 and $(6,019,077) in the three months ended December 31, 2006 and 2005, respectively. We had net borrowings (repayments) of $493,865 and $(5,989,095) under our line of credit in the three months ended December 31, 2006 and 2005, respectively. Net short-term borrowings (repayments) were $96,969 and $(4,002) in the three months ended December 31, 2006 and 2005, respectively. Net short-term borrowings in the three months ended December 31, 2006, includes $100,000 loaned to us by our Chief Executive Officer, which was repaid in January 2007. Payments of notes payable - acquisitions was $3,490 and $11,269 in the three months ended December 31, 2006 and 2005, respectively.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, expansion of services offered, workers’ compensation, general liability and other insurance coverages, and debt service.

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

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against us. As of December 31, 2006, there was still an aggregate of $3.5 million in delinquent payroll taxes outstanding, including interest and penalties, which are included in “Payroll taxes payable” on the balance sheet as of December 31, 2006. Judgment has not been entered against us in California. While judgment has been entered against us in New Jersey, no actions have been taken to enforce same. On January 7, 2005, we entered into a payment plan agreement with the EDD, which requires us to pay $12,500 per week to the EDD. The $12,500 weekly payment is subject to increase for a three month period following any quarter in which our reported income exceeds $200,000, based upon a percentage related to the amount of increase above $200,000.

In July 2003, we entered into an agreement with the holder of our Series A Preferred Stock pursuant to which we agreed to redeem the aggregate 1,458,933 shares of Series A Preferred Stock then outstanding. The agreement, as amended in March 2004, provided that our obligation to redeem the Series A Preferred Stock was contingent upon the sale of not less than $1,000,000 units in our “best efforts” public offering of units. This condition was satisfied in July 2004. As a result, we paid $500,000 and issued 1,750,000 shares of common stock to the Series A holder and redeemed all of the Series A Preferred Stock following the initial closing of the offering. We were obliged to pay the Series A holder an additional $250,000 by January 31, 2005, or at our option, issue to the Series A holder shares of common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for the 30 days preceding January 31, 2005. We failed to make the $250,000 payment in cash or stock. Accordingly, we are required to pay $300,000 in cash, plus accrued interest at the rate of 18% per year from the date of default until the date the default is cured, to the former holder of the Series A Preferred Stock. The former holder of the Series A Preferred Stock has threatened to institute litigation against us related to this matter and the Asset Sales. We are currently in discussions with the former holder of the Series A Preferred Stock to try to resolve all issues.

In January 2006 we entered into an agreement with the holder of all of the outstanding shares of our Series I Preferred Stock pursuant to which we issued to the holder, effective as of December 28, 2005, a secured convertible promissory note in the aggregate principal amount of $2,356,750 (the “Convertible Note”) in exchange for all of such shares of Series I Preferred Stock. See Note 9 to the Condensed Consolidated Financial Statements.

As of December 31, 2006, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements. Stockholders’ (deficiency) at that date was $8,022,394.

We engaged in various transactions with related parties during the three months ended December 31, 2006 including the following:

•
At December 31, 2006, we owed: $41,000 under a demand note bearing interest at 10% per annum to a corporation owned by the son of Joseph J. Raymond, our Chairman, President and CEO; $4,123 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in August 2005; $41,598 to a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in May 2006 and $100,000 to Joseph J. Raymond which was repaid in January 2007.

•
The nephew of our Chairman, President and CEO is affiliated with Pinnacle Investment Partners, LP, (“Pinnacle”), which is the holder of the Convertible Note issued in exchange for our Series I Preferred Stock. As of December 31, 2006, $616,850 was outstanding on the Convertible Note.

Contractual Obligations

Our aggregate contractual obligations are as follows:

		Payments Due by Fiscal Period (in Thousands)
			2008 -	2010 -
	Total	2007	2009	2011	Thereafter

Contractual Obligations:
Long-term debt obligations	$1,565	$818	$492	$223	$32
Operating lease obligations	266	62	119	85	-
Series A redemption payable	300	300	-	-	-
Payroll tax liability (a)	284	284	-	-	-
Workers’ compensation insurance liability (b)	295	54	127	114	-
TOTAL	$2,710	$1,518	$738	$422	$32

(a)	Exclusive of interest and penalties. Payments may be accelerated based upon future operating result benchmarks.
(b)
In December 2006, we entered into an agreement with the California Compensation Insurance Fund (“the Fund”) whereby the Fund agreed to reduce our then liability of $2,023,000 to $300,000 provided that we make certain monthly payments aggregating $300,000 over 56 months. At December 31, 2006, $2,019,000 is included in accounts payable and accrued expenses on the attached condensed consolidated balance sheet. The difference of $1,723,000 has not been recognized in earnings at this time since it is contingent upon our paying the $300,000 in accordance with the terms of the agreement.

Impact of Inflation

We believe that since our inception, inflation has not had a significant impact on our results of operations.

Impact of Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect our adoption of FIN 48 to have a material impact on our consolidated financial portion, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or our fiscal year ending September 30, 2009. We do not expect the adoption of this new standard to have a material impact on our consolidated financial position, results of operations or cash flow.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or our fiscal year ending September 30, 2007. The requirement to measure plan assets and benefit obligations is effective for fiscal years ending after December 15, 2008, or our fiscal year ending September 30, 2009. We do not expect the adoption of this new standard to have a material impact on our consolidated financial position, results of operations or cash flows.

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets. Actual results could differ from those estimates. The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006. As of December 31, 2006, there have been no material changes to any of the critical accounting policies contained therein.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting discussed below, our disclosure controls and procedures were effective as of the end of the period covered by this report.

In March 2006, the Securities and Exchange Commission requested that we amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 to remove the audit report issued by Amper Politziner & Mattia, P.C., our predecessor auditor, on our financial statements as of and for the years ended September 30, 2004 and 2003, inasmuch as we had not obtained permission from the predecessor auditor to include such report in the filing as contemplated by Public Company Accounting Oversight Board Statements of Auditing Standards Section 508. Our Chief Executive Officer and Chief Financial Officer have concluded that the inclusion of the predecessor auditor report in our Form 10-K for the fiscal year ended September 30, 2005, represents a material weakness in our review of applicable financial reporting regulatory requirements when preparing our financial statements. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner.
We addressed the weakness in our review of the application of applicable financial reporting regulatory requirements by improving the training of our personnel and researching, identifying, analyzing, documenting and reviewing applicable regulatory requirements.

In connection with its audit of, and in the issuance of its report on our financial statements for the year ended September 30, 2004, Amper Politziner & Mattia, P.C. delivered a letter to the audit Committee of our Board of Directors and our management that identified three items that it considered to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Those material weaknesses arose due to (1) limited resources and manpower in the finance department; (2) inadequacy of the financial review process; and (3) inadequate documentation of certain financial procedures. While we believe that we have adequate policies, we agreed with our independent auditors that our implementation of those policies could be improved. As a result, although we were unable to expand the number of personnel in the accounting function due to financial constraints, we did provide additional training to existing staff which allowed us to increased redundancies in our system and improve our segregation of duties.

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

Other than the continued implementation of the improvements in our internal controls described above, there were no significant changes in our internal controls during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

Part II	Other Information
Item 1.	Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business. We do not believe that any currently pending litigation will have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 3.	Defaults Upon Senior Securities

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly. As of the date of the filing of this report, $104,767 is in arrears on the Series F Preferred Stock.

Item 4.	Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held in Manalapan, New Jersey on November 28, 2006. The four matters considered and acted upon at the Special Meeting were (i) a proposal to adopt our 2006 Equity Incentive Plan (the “Equity Plan Proposal”); (ii) a proposal to amend our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to increase the number of authorized shares of our Common Stock from 100,000,000 shares to 500,000,000 shares (the “Share Increase Proposal”); (iii) a proposal to amend our Certificate of Incorporation to eliminate the provision which prohibits stockholders from acting by written consent (the “Prohibition Elimination Proposal”); and (iv) a proposal to amend our Certificate of Incorporation to change our corporate name to “UniPath Technologies Group, Inc.” (the “Name Change Proposal”).

The number of votes cast for and against each proposal, as well as the number of abstentions and broker non-votes with respect to each proposal, is set forth below. Each of the proposals voted upon at the Special Meeting was approved, except the Prohibition Elimination Proposal.

With regard to the Equity Plan Proposal, 21,195,119 shares of Common Stock and shares of Series F Preferred Stock representing 1,500,000 votes were voted in favor of the approval of the proposal to adopt the 2006 Equity Incentive Plan, 1,327,141 shares of Common Stock and shares of Series F Preferred Stock representing -0- votes were voted against approval of such proposal, 5,337 shares of Common Stock and shares of Series F Preferred Stock representing -0- votes abstained from voting and there were broker non-votes with respect to 24,947,810 shares of Common Stock.

With regard to the Share Increase Proposal, 46,225,823 shares of Common Stock and shares of Series F Preferred Stock representing 1,500,000 votes were voted in favor of the proposal to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 500,000,000 shares, 1,228,376 shares of Common Stock and shares of Series F Preferred Stock representing -0- votes were voted against such proposal, 21,208 shares of Common Stock and shares of Series F Preferred Stock representing -0- votes abstained from voting and there were broker non-votes with respect to -0- shares of Common Stock.

With regard to the Prohibition Elimination Proposal, 22,061,025 shares of Common Stock and shares of Series F Preferred Stock representing 1,500,000 votes were voted in favor of the proposal to amend the Certificate of Incorporation to eliminate the provision which prohibits stockholders from acting by written consent, 438,422 shares of Common Stock and shares of Series F Preferred Stock representing -0- votes were voted against such proposal, 28,150 shares of Common Stock and shares of Series F Preferred Stock representing -0- votes abstained from voting and there were broker non-votes with respect to 24,947,810 shares of Common Stock.

With regard to the Name Change Proposal, 47,092,278 shares of Common Stock and shares of Series F Preferred Stock representing 1,500,000 votes were voted in favor of approval of the amendment of the Certificate of Incorporation to change our name to “UniPath Technologies Group, Inc.,” 366,655 shares of Common Stock and shares of Series F Preferred Stock representing -0- votes were voted against such proposal, 16,474 shares of Common Stock and shares of Series F Preferred Stock representing -0- votes abstained from voting and there were broker non-votes with respect to -0- shares of Common Stock. We have not yet implemented the change of our corporate name.

Item 5.	Other Information

On February 13, 2007, we acquired from Fusion Business Services, LLC (“Fusion”) an additional one percent (1%) interest in STS in exchange for the issuance to the members of Fusion of 70,111 shares of our common stock. As a result of the transfer, which is effective January 1, 2007, we own a 51% interest in STS and Fusion owns a 49% interest. Fusion has a right to re-acquire the 1% interest transferred to us upon the occurrence of certain events, including the institution of bankruptcy or insolvency proceedings against us, a sale of all or substantially all of our assets, a merger or consolidation of us with another entity, or our liquidation or dissolution. The purchase price payable by Fusion in connection with any such re-acquisition shall be a return of the shares issued to it for the 1% interest or a cash payment of $1,262.

Item 6	Exhibits

Number	Description

3.1.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation

4.2.15	First amendment dated as of January 14, 2007 to warrant agreement between the Company and American Stock Transfer and Trust Company

10.69	Membership Interest Purchase Agreement dated as of February 13, 2007, between the Company and Fusion Business Services, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: February 14, 2007	By:	/s/ Joseph J. Raymond

Chairman of the Board of Directors, President and Chief Executive Officer

Date: February 14, 2007	By:	/s/ Michael A. Maltzman

Vice President and Chief Financial Officer Principal Financial and Accounting Officer