Form 10-Q
period 2007-03-31
STRATUS SERVICES GROUP INC
filed 2007-05-10
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Common Stock, $.04 par value
(Title of class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $.04 par value, outstanding as of May 9, 2007 was 67,568,617.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
Assets	2007	2006

Current assets
Cash	$16,412	$84,881
Accounts receivable-less allowance for doubtful accounts of $75,000
and $75,000	958,365	815,463
Unbilled receivables	126,552	126,191
Notes receivable	-	80,000
Due from related party	121,764	499,264
Prepaid insurance	35,427	12,244
Prepaid expenses and other current assets	275,852	244,662
	1,534,372	1,862,705

Property and equipment, net of accumulated depreciation	190,099	145,727
Other assets	6,350	6,350
	$1,730,821	$2,014,782

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$73,464	$72,477
Loans payable - related parties	106,721	87,721
Notes payable - acquisitions (current portion)	237,335	203,663
Note payable - related party (current portion)	423,271	265,308
Line of credit	740,817	596,950
Insurance obligation payable	16,797	7,348
Accounts payable and accrued expenses	3,723,155	3,737,712
Accrued payroll and taxes	155,720	107,204
Payroll taxes payable	3,377,316	3,823,710
Series A redemption payable	300,000	300,000
	9,154,596	9,202,093

Loans payable (net of current portion)	44,124	-
Notes payable - acquisitions (net of current portion)	366,366	476,017
Note payable - related party (net of current portion)	193,579	351,542
Convertible debt	40,000	40,000
	9,798,665	10,069,652
Commitments and contingencies

Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

See notes to condensed consolidated financial statements

Series F voting convertible preferred stock, $.01 par value, 6,000 shares issued and outstanding, liquidation preference of $600,000
(including unpaid dividends of $112,000 and $91,000)	712,000	691,000

Common stock, $.04 par value, 500,000,000 shares authorized; 67,568,617
and 65,479,756 shares issued and outstanding	2,702,745	2,619,190

Additional paid-in capital	9,343,215	9,407,238
Accumulated deficit	(20,825,804)	(20,772,298)
Total stockholders’ equity (deficiency)	(8,067,844)	(8,054,870)
	$1,730,821	$2,014,782

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues	$1,810,705	$1,190,086	$3,673,559	$2,423,944

Cost of revenues ($-0-, $90,138, $-0-and $90,138 to related parties)	1,251,101	871,568	2,524,904	1,693,824

Gross profit	559,604	318,518	1,148,655	730,120

Selling, general and administrative expenses	726,358	761,471	1,374,561	2,007,504

Operating (loss) from continuing operations	(166,754)	(442,953)	(225,906)	(1,277,384)

Interest expense	(56,249)	(84,457)	(118,672)	(383,808)
Other income (expense)	36,386	38,572	14,578	(18,737)
(Loss) from continuing operations	(186,617)	(488,838)	(330,000)	(1,679,929)
Discontinued operations - (loss) from discontinued operations	-	(200,000)	-	(307,044)
Gain on sale of discontinued operations (net)	100,635	220,284	276,494	3,376,726

Net earnings (loss)	(85,982)	(468,554)	(53,506)	1,389,753
Dividends on preferred stock	(10,500)	(10,500)	(21,000)	(21,000)

Net earnings (loss) attributable to common stockholders	$(96,482)	$(479,054)	$(74,506)	$1,368,753

Net earnings (loss) per share attributable to common stockholders

Basic:
(Loss) from continuing operations	$-	$(.01)	$-	$(.06)
Earnings (loss) from discontinued operations	-	-	-	.11
Net earnings (loss)	$-	$(.01)	$-	$.05

Diluted:
(Loss) from continuing operations	$-	$(.01)	$-	$(.06)
Earnings (loss) from discontinued operations	-	-	-	.11
Net earnings (loss)	$-	$(.01)	$-	$.05

Weighted average shares outstanding per common share
Basic	65,573,033	36,055,682	65,526,870	28,158,364
Diluted	65,573,033	36,055,682	65,526,870	28,689,714

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2007	2006

Cash flows from (used in) operating activities
Net earnings (loss)	$(53,506)	$1,389,753
Adjustments to reconcile net earnings to net cash used by operating activities
Depreciation	38,799	73,340
Amortization	-	41,902
Stock compensation	-	92,000
Gain on sale of discontinued operations	(276,494)	(3,376,726)
Imputed interest	21,654	15,254
Dividends on preferred stock	-	163,625
Intrinsic value of beneficial conversion feature of convertible preferred stock	-	1,674
Changes in operating assets and liabilities
Accounts receivable	(143,263)	10,262,020
Prepaid insurance	(23,183)	185,639
Prepaid expenses and other current assets	2,303	238,930
Other assets	-	23,825
Insurance obligation payable	9,449	(99,903)
Accrued payroll and taxes	48,516	(194,962)
Payroll taxes payable	(446,394)	(437,725)
Accounts payable and accrued expenses	(46,499)	(1,508,853)
Accrued interest	22,099	20,578
Total adjustments	(793,013)	5,300,618
	(846,519)	6,890,371
Cash flows from investing activities
Purchase of property and equipment	(29,689)	(27,582)
Cash received in connection with sale of discontinued operations
(including $377,500 and $460,736 from a related party) (net of $10,000
in costs in 2006)	650,901	702,581
Collection of notes receivable	-	6,609
	621,212	681,608
Cash flows from (used in) financing activities
Net proceeds from (repayments of) line of credit	143,867	(6,071,490)
Payments of loans payable	(8,371)	-
Proceeds from loans payable - related parties	120,000	-
Payments of loans payable - related parties	(101,000)	(9,002)
Payments of note payable - related party	-	(1,425,000)
Payments of notes payable - acquisitions	(7,033)	(38,999)
Proceeds from exercise of warrants	9,375	-
Cash overdraft	-	(14,731)
	156,838	(7,559,222)
Net change in cash	(68,469)	12,757
Cash - beginning	84,881	40,784
Cash - ending	$16,412	$53,541

See notes to condensed consolidated financial statements

Supplemental disclosure of cash paid
Interest	$96,573	$342,987
Schedule of noncash investing and financing activities
Sale of discontinued operations:
Gain on sale	$276,494	$3,156,442
Net assets sold	-	1,683,783
Cancellation of accounts payable - related parties (net)	-	(3,541,364)
Due from related party	377,500	(1,250,000)
Accrued earn-out	(3,093)	-
Accrued expenses	-	50,000
Net cash received	$650,901	$98,861

Issuance of common stock upon conversion of convertible preferred stock	$-	$24,366
Cumulative dividends on preferred stock	$21,000	$21,000

Assignment of note receivable in exchange for notes payable - acquisitions	$80,000	$-

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

Until December 2005, Stratus Services Group, Inc. together with its 51%-owned consolidated joint venture, (the “Company”) was a national provider of staffing and productivity consulting services. Prior to December 2005, the Company operated a network of 29 offices in 7 states. In December 2005, the Company completed a series of asset sales transactions pursuant to which it sold substantially all of the assets that it used to conduct its staffing services business (see Note 5). Since such time, the Company has been focused on expanding its information technology staffing solutions business, which is conducted through its 51% owned consolidated joint venture, Stratus Technology Services, LLC (“STS”) through offices located in New Jersey and Florida (see Note 10).

NOTE 2 - LIQUIDITY

At March 31, 2007, the Company had limited liquid resources. Current liabilities were $9,154,596 and current assets were $1,534,372. The difference of $7,620,224 is a working capital deficit, which is primarily the result of losses incurred during the last several years. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect its adoption of FIN 48 to have a material impact on its consolidated financial portion, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year ending September 30, 2009. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial position, results of operations or cash flow.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or the Company’s fiscal year ending September 30, 2007. The requirement to measure plan assets and benefit obligations is effective for fiscal years ending after December 15, 2008, or the Company’s fiscal year ending September 30, 2009. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

NOTE 4 - EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. There were no dilutive shares for the three months ended March 31, 2007 and 2006. There were -0- and 531,350 dilutive shares for the six months ended March 31, 2007 and 2006, respectively. Outstanding common stock options and warrants not included in the computation of earnings per share for the three and six months ended March 31, 2007 and 2006, totaled 17,221,153 and 18,611,403, respectively. These options and warrants were excluded because their inclusion would have an anti-dilutive effect on earnings per share.

NOTE 5 - DISCONTINUED OPERATIONS

In December 2005, the Company completed the following series of transactions pursuant to which it sold substantially all of the assets used to conduct its staffing services business, other then the IT staffing solutions business that is conducted through the Company’s 51% owned joint venture, STS.

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

The operating results of discontinued operations are summarized as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2007	2006		2007	2006

Revenues	$-	$		$-	$18,265,587
Cost of revenues	-			-	16,215,630
Gross profit	-			-	2,046,957
Selling, general and administrative expenses	-			-	1,950,622
Operating income	-			-	96,335
Interest expense	-			-	(205,056)
Other income (expense)	-		(200,000)	-	(198,323)
Net income (loss)	$-		$(200,000)	$-	$(307,044)

The gain on sale of discontinued operations is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Sold to:
ALS	$-	$-	$-	$4,340,459
AI	36,041	92,836	112,614	(204,601)
SOP	32,967	46,681	72,313	(284,584)
TES	31,627	80,767	91,567	(414,548)
	100,635	220,284	276,494	3,436,726

Other costs of sales	-	-	-	(60,000)
Gain on sale of discontinued operations	$100,635	$220,284	$276,494	$3,376,726

The above gain is comprised of earnout payments in the three and six months ended March 31, 2007 and three months ended March 31, 2006, and includes earnout payments of $294,145 in the six months ended March 31, 2006.

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

The prime rate at March 31, 2007 was 8.25%.

NOTE 7 - PAYROLL TAX LIABILITIES

During fiscal 2003, the Company was notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against the Company. As of March 31, 2007, there was still an aggregate of $3.4 million in delinquent payroll taxes outstanding which are included in “Payroll taxes payable” on the balance sheet. Judgment has not been entered against the Company in California. While judgment has been entered against the Company in New Jersey, no actions have been taken to enforce same.

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

On January 13, 2006, the Company entered into an agreement with Pinnacle, pursuant to which the Company issued to Pinnacle, effective December 28, 2005, a secured convertible promissory note (the “Convertible Note”) in the aggregate principal amount of $2,356,850 in exchange for 21,531 shares of the Company’s Series I Preferred Stock held by Pinnacle. As a result of the exchange, there are no longer any shares of Series I Preferred Stock outstanding, and the Company no longer has any obligation to pay to Pinnacle any amounts owed to it under the terms of the Series I Preferred Stock, including $103,716 of unpaid dividends which had accrued through December 28, 2005. The Convertible Note, which is secured by substantially all of the Company’s assets, was or becomes due as follows:

• $1,800,000 was due and payable in cash upon the earlier of the Company’s receipt of $1,800,000 of accounts receivable or March 15, 2006. During the year ended September 30, 2006, the Company issued 5,000,000 shares of its common stock, valued at the then market value, to Pinnacle as payment of $45,000 against this portion of the Convertible Note. At March 31, 2007, $210,000 remains unpaid.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Consulting Fees
An entity which employs the son of the Chief Executive Officer of the Company (the “CEO”) provided consulting services to the Company. Consulting expense was $-0- and $44,000 for the six months ended March 31, 2007 and 2006, respectively. Included in the $44,000 is a charge of $16,000 in connection with the issuance of 2,000,000 shares of the Company’s common stock to the entity.

Joint Venture
The Company provides information technology staffing services through a joint venture, STS (see Note 1), in which the Company has a 51% interest. Prior to February 13, 2007, the Company had a 50% interest. On February 13, 2007, the Company acquired from Fusion Business Services, LLC (“Fusion”) an additional 1% interest in STS in exchange for the issuance to the members of Fusion of 70,111 shares of the Company’s common stock. As a result of the transfer, which was effective as of January 1, 2007, the Company owns a 51% interest in STS and Fusion owns 49% interest. Fusion has a right to re-acquire the 1% interest transferred to the Company upon the occurrence of certain events, including the institution of bankruptcy or insolvency proceedings against the Company, a sale of all or substantially all of the Company’s assets, a merger or consolidation of the Company with another entity, or the liquidation or dissolution of the Company. The purchase price payable by Fusion in connection with any such re-acquisition shall be a return of the shares issued to it for the 1% interest or a cash payment of $1,262. A son of the CEO of the Company has a majority interest in Fusion.

Payroll Outsourcing
The Company was a party to an Outsourcing Agreement with ALS pursuant to which ALS and its affiliate, Advantage Services Group, LLC (“Advantage”), were to provide payroll outsourcing services for all of the Company’s in-house staff, except for its corporate employees, and customer staffing requirements. As a result of this arrangement, all of the Company’s field personnel were employees of ALS. The Company paid agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates. On June 10, 2005, the Company entered into a Second Addendum to Outsourcing Agreement with ALS, which, among other things, reduced certain rates charged by ALS to the Company. The total amount charged by ALS under this agreement and similar agreements previously in effect between the parties was $17,326,000 and $48,245,000 in the six months ended March 31, 2006.

The Company terminated the Outsourcing Agreement effective February 3, 2006.

Due from Related Party
The amount due from related party in the condensed consolidated balance sheet is the remaining balance due from ALS in connection with the sale of the ALS Purchased Assets (see Note 5).

Loans Payable
During the six months ended March 31, 2007, the CEO loaned $100,000 to the Company which was repaid in January 2007. In addition, during the six months ended March 31, 2007, a significant shareholder loaned $20,000 to the Company, which is still outstanding at March 31, 2007.

Other
An entity through which the son of the CEO is employed is a consultant to AI (see Note 5).

The nephew of the CEO of the Company is affiliated with Pinnacle Investment Partners, LP, the holder of the shares of the convertible note issued in exchange for shares of the Company’s Series I Preferred Stock (see Note 9). The Company believes that PIP Management Inc., which has been designated as the advisor to the Series I holders (see Note 9), is also affiliated with Pinnacle Investment Partners, LP.

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

Variables used in the Black Scholes option pricing model include (1) 4% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of each period end, (3) expected volatility is 100%, and (4) zero expected dividends.

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

Introduction

Through December 2005, we provided a wide range of staffing services and productivity consulting services associated with such staffing services nationally through a network of offices located throughout the United States. Regardless of the type of temporary service offering we provided, we recognized revenues based on hours worked by assigned personnel. Generally, we billed our customers a pre-negotiated, fixed rate per hour for the hours worked by our temporary employees. Therefore, we did not separate our various service offerings into separate offering segments. We did not routinely provide discrete financial information about any particular service offering. We also did not conduct any regular reviews of, nor make decisions about, allocating any particular resources to a particular service offering to assess its performance. As set forth below, certain of our service offerings targeted specific markets, but we did not necessarily conduct separate marketing campaigns for such services. Pursuant to the Outsourcing Agreement that was in place with ALS, LLC ("ALS"), ALS was responsible for paying wages, workers’ compensation, unemployment compensation insurance, Medicare and Social Security taxes and other general payroll related expenses for all of the temporary employees we placed, and we were billed for such expenses plus a fee by ALS. These expenses are included in the cost of revenue. Because we paid our temporary employees only for the hours they actually worked, wages for our temporary personnel were a variable cost that increased or decreased in proportion to revenues. Gross profit margin varied depending on the type of services offered. In some instances, temporary employees placed by us may have decided to accept an offer of permanent employment from the customer and thereby “convert” the temporary position to a permanent position. Fees received from such conversions were included in our revenues. Selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.

In December 2005, we completed a series of asset sale transactions pursuant to which we sold our staffing operations. As a result of such sales, we no longer actively conduct any staffing services business, other than IT staffing solutions services conducted through our 51% owned joint venture, STS.

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

In connection with the TES transaction, we entered in Non-Compete and Non-Solicitation Agreements pursuant to which we agreed not to compete with TES with the customers of and in the geographic area of the California Branch Offices, and TES agreed not to compete with Stratus with respect to certain customers and accounts, including, accounts serviced by Stratus’ remaining offices, for a period of three years.

The foregoing transactions resulted in a net gain on sale of discontinued operations which is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Sold to:
ALS	$-	$-	$-	$4,340,459
AI	36,041	92,836	112,614	(204,601)
SOP	32,967	46,681	72,313	(284,584)
TES	31,627	80,767	91,567	(414,548)
	100,635	220,284	276,494	3,436,726

Other costs of sales	-	-	-	(60,000)
Gain on sale of discontinued operations	$100,635	$220,284	$276,494	$3,376,726

The above gain is comprised of earnout payments in the three and six months ended March 31, 2007 and three months ended March 31, 2006, and includes earnout payments of $294,145 in the six months ended March 31, 2006.

Continuing Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues. Revenues increased 34.3% to $1,810,705 for the three months ended March 31, 2007 from $1,190,086 for the three months ended March 31, 2006. This increase was primarily a result of an increase in billable hours and permanent placements and expansion of our customer base.

Gross Profit. Gross profit increased 75.7% to $559,604 for the three months ended March 31, 2007 from $318,518 for the three months ended March 31, 2006, primarily as a result of increased revenues. Gross profit as a percentage of revenues increased to 30.9% for the three months ended March 31, 2007 from 26.8% for the three months ended March 31, 2006. This increase was a result of increased permanent placements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased 4.6% to $726,358 for the three months ended March 31, 2007 from $761,471 for the three months ended March 31, 2006. Selling, general and administrative expenses as a percentage of revenues decreased to 40.1% for the three months ended March 31, 2007 from 64.0% for the three months ended March 31, 2006.

Interest Expense. Interest expense decreased 33.4% to $56,249 for the three months ended March 31, 2007 from $84,457 for the three months ended March 31, 2006. Interest expense as a percentage of revenues decreased to 3.1% for the three months ended March 31, 2007 from 7.1% for the three months ended March 31. 2006.

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net loss attributable to common stockholders of $197,117, for the three months ended March 31, 2007 compared to a net loss attributable to common stockholders of $699,338 for the three months ended March 31, 2006.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Revenues. Revenues increased 51.6% to $3,673,559 for the six months ended March 31, 2007 from $2,423,944 for the six months ended March 31, 2006. This increase was primarily a result of an increase in billable hours and permanent placements and expansion of our customer base.

Gross Profit. Gross profit increased 57.3% to $1,148,655 for the six months ended March 31, 2007 from $730,120 for the six months ended March 31, 2006, primarily as a result of increased revenues. Gross profit as a percentage of revenues increased to 31.3% for the six months ended March 31, 2007 from 30.1% for the six months ended March 31, 2006. This increase was a result of increased permanent placements.

Selling, General and Administrative Expenses. SG&A decreased 31.5% to $1,374,561 for the six months ended March 31, 2007 from $2,007,504 for the six months ended March 31, 2006. Selling, general and administrative expenses as a percentage of revenues decreased to 37.4% for the six months ended March 31, 2007 from 82.8% for the six months ended March 31, 2006.

As a result of the asset sales transactions completed in December 2005, the Company began reducing its corporate overhead structure to be more in line with the remaining revenues. These reductions were completed in February 2006.

Interest Expense. Interest expense decreased 69.1% to $118,672 for the six months ended March 31, 2007 from $383,808 for the six months ended March 31, 2006. Interest expense as a percentage of revenues decreased to 3.2% for the six months ended March 31, 2007 from 15.8% for the six months ended March 31, 2006. The decrease was a result of the decrease in outstanding debt. Interest expense in the six months ended March 31, 2006 includes $100,000 of the principal amount of the Convertible Note issued in exchange for our Series I Preferred Stock that was attributable to the settlement of our obligation to pay certain advisory fees and dividend payments under the terms of the Series I Preferred Stock. (see Note 9 to the Condensed Consolidated Financial Statements).

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net loss attributable to common stockholders of $351,000 for the six months ended March 31, 2007 compared to a net loss attributable to common stockholders of $1,700,929 for the six months ended March 31, 2006.

Liquidity and Capital Resources

Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying condensed consolidated statements of cash flows. Cash provided to us from discontinued operations (included in the consolidated cash flow discussions below) during the six months ended March 31, 2007 and 2006 was comprised of the following:

	Six Months Ended
	March 31,
	2007	2006

Cash provided by (used in) operating activities	$(498,184)	$8,280,378
Cash provided by investing activities	650,901	689,535
Cash used in financing activities	-	(7,865,389)
Net	$157,217	$1,104,524

Although there is no assurance we will continue to receive earnout payments in connection with discontinued operations, we estimate that we will receive approximately $35,000 per month, through November 2008.

At March 31, 2007, we had limited liquid resources. Current liabilities were $9,154,596 and current assets were $1,534,372. The difference of $7,620,224 is a working capital deficit, which is primarily the result of losses incurred during the last several years. This condition raises substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net cash provided by (used in) operating activities was $(846,519) and $6,890,371 in the six months ended March 31, 2007 and 2006, respectively.

Net cash provided by investing activities was $621,212 and $681,608 in the six months ended March 31, 2007 and 2006, respectively. Net cash received in connection with the sale of discontinued operations was $650,901 (comprised of earnout payments) and $702,581 (including earnout payments of $294,145), in the six months ended March 31, 2007 and 2006, respectively. Cash used for capital expenditures was $29,689 and $27,582 in the six months ended March 31, 2007 and 2006, respectively.

Net cash provided by (used in) financing activities was $156,838 and $(7,559,222) in the six months ended March 31, 2007 and 2006, respectively. We had net borrowings (repayments) of $143,867 and $(6,071,490) under our line of credit in the six months ended March 31, 2007 and 2006, respectively. Net short-term borrowings (repayments) were $10,629 and $(9,002) in the six months ended March 31, 2007 and 2006, respectively. Net short-term borrowings in the six months ended March 31, 2007, includes $100,000 loaned to us by our Chief Executive Officer, which was repaid in January 2007 and $20,000 which was loaned to us by a significant shareholder. Payments of notes payable - acquisitions was $7,033 and $38,999 in the six months ended March 31, 2007 and 2006, respectively. We paid $1,425,000 in the six months ended March 31, 2006, against a note payable to Pinnacle Investment Partners, L.P., a related party.

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

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against us. As of March 31, 2007, there was still an aggregate of $3.4 million in delinquent payroll taxes outstanding, including interest and penalties, which are included in “Payroll taxes payable” on the balance sheet as of March 31, 2007. Judgment has not been entered against us in California. While judgment has been entered against us in New Jersey, no actions have been taken to enforce same. On January 7, 2005, we entered into a payment plan agreement with the EDD, which requires us to pay $12,500 per week to the EDD. The $12,500 weekly payment is subject to increase for a three month period following any quarter in which our reported income exceeds $200,000, based upon a percentage related to the amount of increase above $200,000.

In July 2003, we entered into an agreement with the holder of our Series A Preferred Stock pursuant to which we agreed to redeem the aggregate 1,458,933 shares of Series A Preferred Stock then outstanding. The agreement, as amended in March 2004, provided that our obligation to redeem the Series A Preferred Stock was contingent upon the sale of not less than $1,000,000 units in our “best efforts” public offering of units. This condition was satisfied in July 2004. As a result, we paid $500,000 and issued 1,750,000 shares of common stock to the Series A holder and redeemed all of the Series A Preferred Stock following the initial closing of the offering. We were obliged to pay the Series A holder an additional $250,000 by January 31, 2005, at our option, issue to the Series A holder shares of common stock having an aggregate market value of $250,000, based upon the average closing bid prices of the common stock for the 30 days preceding January 31, 2005. We failed to make the $250,000 payment in cash or stock. Accordingly, we are required to pay $300,000 in cash, plus accrued interest at the rate of 18% per year from the date of default until the date the default is cured, to the former holder of the Series A Preferred Stock. The former holder of the Series A Preferred Stock has threatened to institute litigation against us related to this matter and the Asset Sales. We are currently in discussions with the former holder of the Series A Preferred Stock to try to resolve all issues.

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

As of March 31, 2007, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements. Stockholders’ (deficiency) at that date was $8,037,444.

We engaged in various transactions with related parties during the six months ended March 31, 2007 including the following:

•
At March 31, 2007, we owed: $41,000 under a demand note bearing interest at 10% per annum to a corporation owned by the son of Joseph J. Raymond, our Chairman, President and CEO; $4,123 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in August 2005; $41,598 to a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which becomes due in full in May 2006. We borrowed $100,000 from Joseph J. Raymond in December 2006 and repaid it in January 2007. We also borrowed $20,000 from a significant shareholder in January 2007, which is still outstanding at March 31, 2007.

•
The nephew of our Chairman, President and CEO is affiliated with Pinnacle Investment Partners, LP (“Pinnacle”), which is the holder of the Convertible Note issued in exchange for our Series I Preferred Stock. As of March 31, 2007, $616,850 was outstanding on the Convertible Note.

•
On February 13, 2007, we acquired from Fusion Business Services, LLC (“Fusion”) an additional 1% interest in STS in exchange for the issuance to the members of Fusion of 70,111 shares of our common stock. As a result of the transfer, which was effective as of January 1, 2007, we own a 51% interest in STS and Fusion owns a 49% interest. Fusion has a right to re-acquire the 1% interest transferred to the Company upon the occurrence of certain events, including the institution of bankruptcy or insolvency proceedings against us, a sale of all or substantially all of our assets, a merger or consolidation of us with another entity, or the liquidation or dissolution of us. The purchase price payable by Fusion in connection with any such re-acquisition shall be a return of the shares issued to it for the 1% interest or a cash payment of $1,262. A son of our CEO has a majority interest in Fusion.

Contractual Obligations

Our aggregate contractual obligations are as follows:

		Payments Due by Fiscal Period (in Thousands)
			2009 -	2011 -
	Total	2008	2010	2012	Thereafter

Contractual Obligations:
Long-term debt obligations	$1,445	$841	$445	$159	$-
Operating lease obligations	219	60	119	40	-
Series A redemption payable	300	300	-	-	-
Payroll tax liability (a)	122	122	-	-	-
Workers’ compensation insurance liability (b)	287	41	144	102	-
TOTAL	$2,373	$1,364	$708	$301	$-

(a)	Exclusive of interest and penalties. Payments may be accelerated based upon future operating result benchmarks.
(b)
In December 2006, we entered into an agreement with the California Compensation Insurance Fund (“the Fund”) whereby the Fund agreed to reduce our then liability of $2,023,000 to $300,000 provided that we make certain monthly payments aggregating $300,000 over 56 months. At March 31, 2007, $2,005,000 is included in accounts payable and accrued expenses on the attached condensed consolidated balance sheet. The difference of $1,723,000 has not been recognized in earnings at this time since it is contingent upon our paying the $300,000 in accordance with the terms of the agreement.

Impact of Inflation

We believe that since our inception, inflation has not had a significant impact on our results of operations.

Impact of Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect its adoption of FIN 48 to have a material impact on its consolidated financial portion, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year ending September 30, 2009. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial position, results of operations or cash flow.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or the Company’s fiscal year ending September 30, 2007. The requirement to measure plan assets and benefit obligations is effective for fiscal years ending after December 15, 2008, or the Company’s fiscal year ending September 30, 2009. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently assessing the impact the adoption of this pronouncement will have on our financial statements.

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets. Actual results could differ from those estimates. The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006. As of March 31, 2007, there have been no material changes to any of the critical accounting policies contained therein.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our Factoring Agreement, which provides for the sale of up to $1,500,000 of accounts receivable to Action Capital. Advances under this agreement bear interest at an annual rate of prime plus 1%, plus a monthly management fee of.6% on the dail average of unpaid balances.

We believe that our business operations are not exposed to market risk relating to foreign currency exchange risk or commodity price risk.

Item 4 - CONTROLS AND PROCEDURES
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

In March 2006, the Securities and Exchange Commission requested that we amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 to remove the audit report issued by Amper Politziner & Mattia, P.C., our predecessor auditor, on our financial statements as of and for the years ended September 30, 2004 and 2003, inasmuch as we had not obtained permission from the predecessor auditor to include such report in the filing as contemplated by Public Company Accounting Oversight Board Statements of Auditing Standards Section 508. Our Chief Executive Officer and Chief Financial Officer have concluded that the inclusion of the predecessor auditor report in our Form 10-K for the fiscal year ended September 30, 2005, represented a material weakness in our review of applicable financial reporting regulatory requirements when preparing our financial statements for such period. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner. We addressed the weakness in our review of the application of applicable financial reporting regulatory requirements by improving the training of our personnel and researching, identifying, analyzing, documenting and reviewing applicable regulatory requirements.

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

Other than the continued implementation of the improvements in our internal controls described above, there were no significant changes in our internal controls during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

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

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly. As of the date of the filing of this report, $116,718 is in arrears on the Series F Preferred Stock.

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

STRATUS SERVICES GROUP, INC.

Date: May 10, 2007	By:	/s/ Joseph J. Raymond

Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Michael A. Maltzman

Vice President and Chief Financial Officer Principal Financial and Accounting Officer