Form 10-Q
period 2007-06-30
STRATUS SERVICES GROUP INC
filed 2007-08-13
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock, $.04 par value, outstanding as of August 9, 2007 was 69,568,617.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
Assets	2007	2006

Current assets
Cash	$59,152	$84,881
Accounts receivable–less allowance for doubtful accounts of $75,000
and $75,000	921,407	815,463
Unbilled receivables	306,959	126,191
Notes receivable	-	80,000
Due from related party	-	499,264
Prepaid insurance	31,042	12,244
Prepaid expenses and other current assets	297,394	244,662
	1,615,954	1,862,705

Property and equipment, net of accumulated depreciation	172,545	145,727
Other assets	6,350	6,350
	$1,794,849	$2,014,782

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$128,880	$72,477
Loans payable – related parties	101,721	87,721
Notes payable – acquisitions (current portion)	272,230	203,663
Note payable – related party (current portion)	464,752	265,308
Line of credit	664,491	596,950
Insurance obligation payable	1,919	7,348
Accounts payable and accrued expenses	3,797,471	3,737,712
Accrued payroll and taxes	302,363	107,204
Payroll taxes payable	3,218,418	3,823,710
Series A redemption payable	300,000	300,000
	9,252,245	9,202,093

Loans payable (net of current portion)	39,866	-
Notes payable – acquisitions (net of current portion)	338,469	476,017
Note payable – related party (net of current portion)	152,098	351,542
Convertible debt	40,000	40,000
	9,822,678	10,069,652
Commitments and contingencies

Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

See notes to condensed consolidated financial statements

Series F voting convertible preferred stock, $.01 par value, 6,000shares issued and outstanding, liquidation preference of $600,000 (including unpaid dividends of $122,500 and $91,000)	722,500	691,000

Common stock, $.04 par value, 500,000,000 shares authorized; 67,568,617 and 65,479,756 shares issued and outstanding	2,702,745	2,619,190

Additional paid-in capital	9,332,715	9,407,238
Accumulated deficit	(20,785,789)	(20,772,298)
Total stockholders’ equity (deficiency)	(8,027,829)	(8,054,870)
	$1,794,249	$2,014,782

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$2,079,589	$1,282,074	$5,753,148	$3,706,018

Cost of revenues ($-0-, $0-, $-0-and $479,873 to related parties	1,480,205	910,576	4,005,109	2,604,400

Gross profit	599,384	371,498	1,748,039	1,101,618

Selling, general and administrative expenses	673,542	527,365	2,048,103	2,534,869

Operating (loss) from continuing operations	(74,158)	(155,867)	(300,064)	(1,433,251)

Interest expense	(58,555)	(47,179)	(177,227)	(430,987)
Other income (expense)	(10,925)	7,108	3,653	(11,629)
Earnings (loss) from continuing operations	(143,638)	(195,938)	(473,638)	(1,873,732)
Discontinued operations – income (loss) from discontinued operations	-		-	(307,044)
Gain on sale of discontinued operations (net)	183,653	215,425	460,147	3,592,151

Net earnings	40,015	19,487	(13,491)	1,411,375
Dividends on preferred stock	(10,500)	(10,500)	(31,500)	(31,500)

Net earnings (loss) attributable to common stockholders	$29,515	$8,987	$(44,991)	$1,379,875

Net earnings (loss) per share attributable to common stockholders

Basic:
(Loss) from continuing operations	$-	$-	$-	$(.05)
Earnings (loss) from discontinued operations	-	-	-	.09
Net earnings (loss)	$-	$-	$-	$.045

Diluted:
(Loss) from continuing operations	$-	$-	$-	$(.05)
Earnings (loss) from discontinued operations	-	-	-	.08
Net earnings (loss)	$-	$-	$-	$.03

Weighted average shares outstanding per common share
Basic	69,568,615	52,849,291	66,874,118	36,388,673
Diluted	85,516,115	71,933,849	66,874,118	43,104,426

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2007	2006

Cash flows from (used in) operating activities
Net earnings (loss)	$(13,491)	$1,411,375
Adjustments to reconcile net earnings to net cash used by operating activities	59,119	93,302
Depreciation	-	41,902
Amortization
Gain on sale of discontinued operations	(460,147)	(3,592,151)
Stock Compensation	-	100,400
Accrued interest	33,373	29,326
Imputed interest	28,652	26,782
Dividends on preferred stock	-	163,625
Gain on change in fair value of warrants	-	(2,135)
Changes in operating assets and liabilities
Accounts receivable	(286,712)	10,920,387
Prepaid insurance	(18,798)	225,823
Prepaid expenses and other current assets	(16,693)	182,935
Other assets	-	21,886
Insurance obligation payable	(5,429)	(102,925)
Accrued payroll and taxes	195,159	(102,891)
Payroll taxes payable	(605,292)	(661,804)
Accounts payable and accrued expenses	16,543	(1,631,500)
Total adjustments	(1,060,225)	5,727,636
	(1,073,716)	7,139,011

Cash flows from investing activities
Purchase of property and equipment	(31,297)	(32,782)
Cash received in connection with sale of discontinued operations (including $499,264 and $628,236 from a related party) (net of $10,000 in costs in 2006)	953,772	1,024,587
Collection of notes receivable	-	6,609
	922,475	998,414
Cash flows from (used in) financing activities
Proceeds from loans payable	50,000	-
Payments of loans payable	(8,371)	-
Proceeds from loans payable – related parties	120,000	-
Payments of loans payable – related parties	(106,000)	(24,202)
Payments of notes payable – acquisitions	(7,033)	(63,999)
Net proceeds from (repayment of) line of credit	67,541	(6,481,611)
Proceeds from exercise of warrants	9,375	-
Cash overdraft	-	(14,731)
	125,512	(8,074,343)

Net change in cash	(25,729)	63,082
Cash – beginning	84,881	40,784
Cash – ending	$59,152	$103,866

See notes to condensed consolidated financial statements

Supplemental disclosure of cash paid
Interest	$255,354	$381,418
Schedule of noncash investing and financing activities
Sale of discontinued operations:
Gain on sale	$460,147	$3,592,151
Net assets sold	-	1,683,783
Due from related party	499,264	(621,764)
Accrued earn-out	(5,639)	(138,219)
Cancellation of accounts payable – related parties (net)	-	(3,541,364)
Cancellation of amounts due from related party	-	50,000
Accrued expenses	-	-
Net cash received	$953,772	$1,024,587

Issuance of common stock upon conversion of convertible preferred stock	$-	$24,366

Cumulative dividends on preferred stock	$31,500	$31,500

Assignment of note receivable in exchange for notes payable - acquisitions	$80,000	$-

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

Until December 2005, Stratus Services Group, Inc. together with its 51%-owned consolidated joint venture, (the “Company”) was a national provider of staffing and productivity consulting services.  Prior to December 2005, the Company operated a network of 29 offices in 7 states.  In December 2005, the Company completed a series of asset sales transactions pursuant to which it sold substantially all of the assets that it used to conduct its staffing services business (see Note 5).  Since that time the Company has been focused on expanding its information technology staffing solutions business, which is conducted through its 51% owned consolidated joint venture, Stratus Technology Services, LLC (“STS”) (see Note 10).

NOTE 2 – LIQUIDITY

At June 30, 2007, the Company had limited liquid resources.  Current liabilities were $9,252,245 and current assets were $1,615,954.  The difference of $7,636,291 is a working capital deficit, which is primarily the result of losses incurred during the last several years.  These factors, among others, indicate that the Company may be unable to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis, to fund the operation and capital needs, and to obtain additional financing as may be necessary.

Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company’s plans.  The steps include closing branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expense, and most significantly, the asset sales transactions that were completed in December 2005 (see Notes 5 and 12).

The Company continues to pursue other sources of equity or long-term debt financings.  The Company also continues to negotiate payment plans and other accommodations with its creditors.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”).  The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any.  A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The Company does not expect its adoption of FIN 48 to have a material impact on its consolidated financial portion, results of operations or cash flows.

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

NOTE 4 – EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.  There were 15,947,500 and 19,084,558 dilutive shares for the three months ended June 30, 2007 and 2006, respectively.  There were -0- and 6,715,753 dilutive shares for the nine months ended June 30, 2007 and 2006, respectively.  Outstanding common stock options and warrants not included in the computation of earnings per share for the three and nine months ended June 30, 2007 and 2006, totaled 17,213,653 and 20,326,787 respectively.  These options and warrants were excluded because their inclusion would have an anti-dilutive effect on earnings per share.

NOTE 5 – DISCONTINUED OPERATIONS

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

(i)
On December 2, 2005, the Company completed the sale, effective as of November 21, 2005, of substantially all of the tangible and intangible assets, excluding accounts receivable, of several of its offices located in the Western half of the United States (the “ALS Purchased Assets”) to ALS, LLC (“ALS”), a related party (see Note 11).  The offices sold were the following:  Chino, California; Colton, California; Los Nietos, California; Ontario, California; Santa Fe Springs, California and the Phoenix, Arizona branches and the Dallas Morning News Account (the “Western Offices”).  Pursuant to the terms of an Asset Purchase Agreement between the Company and ALS dated December 2, 2005 (the “ALS Asset Purchase Agreement”), the purchase price for the ALS Purchased Assets was payable as follows:

•	$250,000 was payable over the 60 days following December 2, 2005, at a rate no faster than $125,000 per 30 days;

•	$1,000,000 payable by ALS was paid directly to certain taxing authorities to reduce the Company’s tax obligations; and

•	$3,537,000 which was paid by means of the cancellation of all net indebtedness owed by the Company to ALS outstanding as of the close of business on December 2, 2005.

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

In June 2007, the Company agreed to accept a $90,000 lump sum payment as payment in full of any remaining SOP obligation under the SOP Asset Purchase Agreement.

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

The operating results of discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$-	$-	$-	$18,265,587
Cost of revenues	-	-	-	16,215,630
Gross profit	-	-	-	2,046,957
Selling, general and administrative expenses	-	-	-	1,950,622
Operating income	-	-	-	96,335
Interest expense	-	-	-	(205,056)
Other income (expense)	-	-	-	(198,323)
Net (loss)	$-	$-	$-	$(307,044)

The gain on sale of discontinued operations is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sold to:
ALS	$-	$-	$-	$4,340,459
AI	34,585	99,704	147,199	(104,897)
SOP	110,911	50,594	183,224	(233,990)
TES	38,157	65,127	129,724	(349,421)
	183,653	215,425	460,147	3,652,151

Other costs of sales	-	-	-	(60,000)
Gain on sale of discontinued operations	$183,653	$215,425	$460,147	$3,592,151

The above gain is comprised of earnout payments in the three and nine months ended June 30, 2007 (including a $90,000 lump sum payment from SOP) and three months ended June 30, 2006, and includes earnout payments of $509,570 in the nine months ended June 30, 2006.

NOTE 6 – LINE OF CREDIT

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

The prime rate at June 30, 2007 was 8.25%.

NOTE 7 – PAYROLL TAX LIABILITIES

During fiscal 2003, the Company was notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against the Company.  As of June 30, 2007, there was still an aggregate of $3.2 million in delinquent payroll taxes outstanding which are included in “Payroll taxes payable” on the balance sheet.  Judgment has not been entered against the Company in California.  While judgment has been entered against the Company in New Jersey, no actions have been taken to enforce same.

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

NOTE 8 – INCOME TAXES

No income tax expense was recorded in the three months ended June 30, 2007 and 2006, and the nine months ended June 30, 2006, because the Company recognized a deferred tax benefit resulting from the utilization of the Company’s net operating loss carryforwards.

NOTE 9 – PREFERRED STOCK

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Consulting Fees
An entity which employs the son of the Chief Executive Officer of the Company (the “CEO”) provided consulting services to the Company.  Consulting expense was $-0- and $44,000 for the nine months ended June 30, 2007 and 2006, respectively.  Included in the $44,000 is a charge of $16,000 in connection with the issuance of 2,000,000 shares of the Company’s common stock to the entity.

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

Payroll Outsourcing
The Company was a party to an Outsourcing Agreement with ALS pursuant to which ALS and its affiliate, Advantage Services Group, LLC (“Advantage”), were to provide payroll outsourcing services for all of the Company’s in-house staff, except for its corporate employees, and customer staffing requirements.  As a result of this arrangement, all of the Company’s field personnel were employees of ALS.  The Company paid agreed upon pay rates, plus burden (payroll taxes and workers’ compensation insurance) plus a fee ranging between 2% and 3% (0% - 1 ½% effective June 10, 2005) of pay rates.  On June 10, 2005, the Company entered into a Second Addendum to Outsourcing Agreement with ALS, which, among other things, reduced certain rates charged by ALS to the Company.  The total amount charged by ALS under this agreement and similar agreements previously in effect between the parties was $17,326,000 in the nine months ended June 30, 2006.

The Company terminated the Outsourcing Agreement effective February 3, 2006.

Due from Related Party
The amount due from related party in the condensed consolidated balance sheet is the remaining balance due from ALS in connection with the sale of the ALS Purchased Assets (see Note 5).

Loans Payable
During the nine months ended June 30, 2007, the CEO loaned $100,000 to the Company which was repaid in January 2007.  In addition, during the nine months ended March 31, 2007, a significant shareholder loaned $20,000 to the Company, of which $4,000 was repaid through June 30, 2007.

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

NOTE 11 – DERIVATIVE INSTRUMENTS

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

NOTE 12 – SUBSEQUENT EVENTS

(a)
On August 1, 2007, Transworld Assets, LLC (“Transworld”), a newly formed 51% owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Green-Tech Assets, Inc. (“Green-Tech”), CC Laurel, Inc. (“CCL” and collectively with Green-Tech, the “Sellers”), pursuant to which Transworld agreed to purchase substantially all of the assets of the Sellers for a purchase price consisting of:

(i)	$600,000 in cash;
(ii)	a promissory note (the “Note”) in the principal amount of $166,828 bearing interest at a rate of 5% a year and payable in equal monthly installments of $5,000 each over a 36 month period;
(iii)	2,000,000 shares of the Company’s common stock.

Transworld also agreed to assume approximately $702,479 of specified liabilities in connection with the transaction.

The Company owns the entire Class C membership interest in Transworld which represents a 51% ownership interest in Transworld.  Third party investors own all of the outstanding units representing Class A membership interests (the “Class A LLC Units”) in Transworld which collectively represent a 40% ownership interest in Transworld.  Members of Transworld’s management team and consultants will be issued units representing Class B membership interests in Transworld which will collectively represent a 9% ownership interest.  As of the date of this Report, investors had contributed an aggregate of $1,000,000 to Transworld pursuant to a private placement (the “Private Placement”) of units consisting of 6% notes and Class A LLC Units conducted by Transworld.  The aggregate principal amount of 6% notes issued by Transworld in connection with the Private Placement was $500,000 as of August 6, 2007.

On August 2, 2007, the acquisition of substantially all of the assets of the Sellers by Transworld (the “Acquisition Transaction”) was completed.  The assets acquired consisted of among others, fixed assets, customer lists and records, contracts and agreements, trade names, computers, computer programs, databases, accounts receivable, inventories and the names “Green-Tech Assets, Inc.” and “CC Laurel, Inc.”  The cash portion of the purchase price paid to the Sellers and $423,652 of liabilities satisfied by Transworld at the time of the closing were funded by the proceeds of the Transworld Private Placement and a $100,000 loan made to Transworld which is due on September 30, 2007 and bears interest at a rate of 12% a year.  The Company has guaranteed the obligations of Transworld under the Note.  The Sellers, as well as the principal shareholders of the Sellers, have entered into non-competition agreements pursuant to which they agree not to compete with Transworld for a three year period.

As a result of the Acquisition Transaction, Transworld will succeed to the business previously conducted by the Sellers, which consists of the disposal and recycling of electronic and technology assets, software license reclamation, asset auditing and tracking and technology risk management services.  On August 6, 2007, Transworld changed its name to Green-Tech Assets, LLC.

(b)
The Company contributed (or was deemed to have contributed) a total of 5,000,000 shares of its common stock to Transworld.  Of the shares deemed contributed, 2,000,000 shares were issued to Green-Tech in connection with the Acquisition Transaction, 500,000 shares are being issued to holders of the Class A membership interests and 1,000,000 shares were issued to holders of the units representing Class B membership interests.  The remaining shares will be retained by Transworld, except for up to 500,000 shares which may be issued to future investors in Transworld.

Item 2 -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements.  Such statements involve assumptions, uncertainties and risks.  If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected.  Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are our ability to manage the technology and electronic asset disposition business that we acquired in August 2007; economic conditions facing the staffing and technology and electronic disposition industries generally; uncertainties related to the job market and our ability to attract qualified candidates; our ability to raise additional capital; the continued cooperation of our creditors; our ability to achieve and manage growth; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; and other factors discussed from time to time in our filings with the Securities and Exchange Commission.  These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business.  The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes appearing elsewhere in this report.

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

In December 2005, we completed a series of asset sale transactions pursuant to which we sold our staffing operations.  As a result of such sales, we no longer actively conduct any staffing services business, other than IT staffing solutions services conducted through our 51% owned joint venture, STS.  Results of Operations
Discontinued Operations/Acquisition or Disposition of Assets

In December 2005, we completed the following series of transactions pursuant to which we sold substantially all of our assets used to conduct our staffing services business, other than the IT staffing solutions business that is conducted through our 50% owned joint venture, Stratus Technology Services, LLC:

(a)
On December 2, 2005, we completed the sale, effective as of November 21, 2005, of substantially all of the tangible and intangible assets, excluding accounts receivable, of several of our offices located in the Western half of the United States (the “ALS Purchased Assets”) to ALS, LLC (“ALS”).  The offices sold were the following:  Chino, California; Colton, California; Los Angeles, California; Los Nietos, California; Ontario, California; Santa Fe Springs, California and the Phoenix, Arizona branches and the Dallas Morning News Account (the “Western Offices”).  Pursuant to the terms of an Asset Purchase Agreement between us and ALS dated December 2, 2005 (the “ALS Asset Purchase Agreement”), the purchase price for the ALS Purchased Assets was paid as follows:

•	$250,000 was paid over the 60 days following December 2, 2005, for our documented cash flow requirements, all of which is payable at a rate no faster than $125,000 per 30 days;

•	$1,000,000 payable by ALS was paid directly to certain taxing authorities to reduce our tax obligations; and

•	$3,537,000 was paid by means of the cancellation of all net indebtedness owed by us to ALS outstanding as of the close of business on December 2, 2005.

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

In June 2007, we agreed to accept a $90,000 lump sum payment as payment in full of any remaining SOP obligation under the SOP Asset Purchase Agreement.

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

The foregoing transactions resulted in a net gain on sale of discontinued operations which is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sold to:
ALS	$-	$-	$-	$4,340,459
AI	34,585	99,704	147,199	(104,897)
SOP	110,911	50,594	183,224	(233,990)
TES	38,157	65,127	129,724	(349,421)
	183,653	215,425	460,147	3,652,151

Other costs of sales	-	-	-	(60,000)
Gain on sale of discontinued operations	$183,653	$215,425	$460,147	$3,592,151

The above gain is comprised of earnout payments in the three and nine months ended June 30, 2007 (including a $90,000 lump sum payment from SOP) and three months ended June 30, 2006, and includes earnout payments of $509,570 in the nine months ended June 30, 2006.

On August 1, 2007, Transworld Assets, LLC (“Transworld”), a newly formed 51% owned subsidiary of ours, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Green-Tech Assets, Inc. (“Green-Tech”), CC Laurel, Inc. (“CCL” and collectively with Green-Tech, the “Sellers”), pursuant to which Transworld agreed to purchase substantially all of the assets of the Sellers for a purchase price consisting of:

(i)	$600,000 in cash;
(ii)	a promissory note (the “Note”) in the principal amount of $166,828 bearing interest at a rate of 5% a year and payable in equal monthly installments of $5,000 each over a 36 month period;
(iii)	2,000,000 shares of our common stock.

Transworld also agreed to assume approximately $702,479 of specified liabilities in connection with the transaction.

We own the entire Class C membership interest in Transworld which represents a 51% ownership interest in Transworld.  Third party investors own all of the outstanding units representing Class A membership interests (the “Class A LLC Units”) in Transworld which collectively represent a 40% ownership interest in Transworld.  Members of Transworld’s management team and consultants will be issued units representing Class B membership interests in Transworld which will collectively represent a 9% ownership interest.  As of the date of this Report, investors had contributed an aggregate of $1,000,000 to Transworld pursuant to a private placement (the “Private Placement”) of units consisting of 6% notes and Class A LLC Units conducted by Transworld.  The aggregate principal amount of 6% notes issued by Transworld in connection with the Private Placement was $500,000 as of August 6, 2007.

On August 2, 2007, the acquisition of substantially all of the assets of the Sellers by Transworld (the “Acquisition Transaction”) was completed.  The assets acquired consisted of among others, fixed assets, customer lists and records, contracts and agreements, trade names, computers, computer programs, databases, accounts receivable, inventories and the names “Green-Tech Assets, Inc.” and “CC Laurel, Inc.”  The cash portion of the purchase price paid to the Sellers and $423,652 of liabilities satisfied by Transworld at the time of the closing were funded by the proceeds of the Transworld Private Placement and a $100,000 loan made to Transworld which is due on September 30, 2007 and bears interest at a rate of 12% a year.  We have guaranteed the obligations of Transworld under the Note.  The Sellers, as well as the principal shareholders of the Sellers, have entered into non-competition agreements pursuant to which they agree not to compete with Transworld for a three year period.

As a result of the Acquisition Transaction, Transworld will succeed to the business previously conducted by the Sellers, which consists of the disposal and recycling of electronic and technology assets, software license reclamation, asset auditing and tracking and technology risk management services.  On August 6, 2007, Transworld changed its name to Green-Tech Assets, LLC.

We contributed (or was deemed to have contributed) a total of 5,000,000 shares of its common stock to Transworld.  Of the shares deemed contributed, 2,000,000 shares were issued to Green-Tech in connection with the Acquisition Transaction, 500,000 shares are being issued to holders of the Class A membership interests and 1,000,000 shares were issued to holders of the units representing Class B membership interests.  The remaining shares will be retained by Transworld, except for up to 500,000 shares which may be issued to future investors in Transworld.

Continuing Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues.  Revenues increased 62.2% to $2,079,589 for the three months ended June 30, 2007 from $1,282,074 for the three months ended June 30, 2006.  This increase was primarily a result of an increase in billable hours and permanent placements and expansion of our customer base.

Gross Profit.  Gross profit increased 61.3% to $599,384 for the three months ended June 30, 2007 from $371,498 for the three months ended June 30, 2006, primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased slightly to 28.8% for the three months ended June 30, 2007 from 29.0% for the three months ended June 30, 2006.  This increase was a result of increased permanent placements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased 27.7% to $673,542 for the three months ended June 30, 2007 from $527,365 for the three months ended June 30, 2006, primarily due to additional personnel that have been added to support the increase in revenues.  Selling, general and administrative expenses as a percentage of revenues decreased to 32.4% for the three months ended June 30, 2007 from 41.1% for the three months ended June 30, 2006.

Interest Expense.  Interest expense increased 24.1% to $58,555 for the three months ended June 30, 2007 from $47,179 for the three months ended June 30, 2006.  Interest expense as a percentage of revenues decreased to 2.8% for the three months ended June 30, 2007 from 3.7% for the three months ended June 30. 2006.

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had net earnings attributable to common stockholders of $29,515, for the three months ended June 30, 2007 compared to net earnings attributable to common stockholders of $8,987 for the three months ended June 30, 2006.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Revenues.  Revenues increased 55.2% to $5,753,148 for the nine months ended June 30, 2007 from $3,706,018 for the nine months ended June 30, 2006.  This increase was primarily a result of an increase in billable hours and permanent placements and expansion of our customer base.

Gross Profit.  Gross profit increased 58.7% to $1,748,039 for the nine months ended June 30, 2007 from $1,101,618 for the nine months ended June 30, 2006, primarily as a result of increased revenues.  Gross profit as a percentage of revenues increased to 30.4% for the six months ended June 30, 2007 from 29.7% for the nine months ended June 30, 2006.  This increase was a result of increased permanent placements.

Selling, General and Administrative Expenses. SG&A decreased 19.2% to $2,048,103 for the nine months ended June 30, 2007 from $2,534,869 for the nine months ended June 30, 2006.  Selling, general and administrative expenses as a percentage of revenues decreased to 35.6% for the nine months ended June 30, 2007 from 68.4% for the nine months ended June 30, 2006.

As a result of the asset sales transactions completed in December 2005, the Company began reducing its corporate overhead structure to be more in line with the remaining revenues.  These reductions were completed in February 2006.

Interest Expense.  Interest expense decreased 58.9% to $177,227 for the nine months ended June 30, 2007 from $430,987 for the nine months ended June 30, 2006.  Interest expense as a percentage of revenues decreased to 3.1% for the nine months ended June 30, 2007 from 11.6% for the nine months ended June 30, 2006.  The decrease was a result of the decrease in outstanding debt.  Interest expense in the nine months ended June 30, 2006 includes $100,000 of the principal amount of the Convertible Note issued in exchange for our Series I Preferred Stock that was attributable to the settlement of our obligation to pay certain advisory fees and dividend payments under the terms of the Series I Preferred Stock.  (see Note 9 to the Condensed Consolidated Financial Statements).

Net Earnings (Loss) Attributable to Common Stockholders. As a result of the foregoing, we had a net (loss) attributable to common stockholders of $(44,991) for the nine months ended June 30, 2007 compared to net earnings attributable to common stockholders of $1,379,875 for the nine months ended June 30, 2006.

Liquidity and Capital Resources

Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying condensed consolidated statements of cash flows.  Cash provided to us from discontinued operations (included in the consolidated cash flow discussions below) during the nine months ended June 30, 2007 and 2006 was comprised of the following:

	Nine Months Ended
	March 31,
	2007	2006

Cash provided by (used in) operating activities	$(700,184)	$8,400,417
Cash provided by investing activities	946,543	1,011,541
Cash used in financing activities	-	(7,930,389)
Net	$246,359	$1,481,569

Although there is no assurance we will continue to receive earnout payments in connection with discontinued operations, we estimate that we will receive approximately $22,000 per month, through November 2008.

At June 30, 2007, we had limited liquid resources.  Current liabilities were $9,252,245 and current assets were $1,615,954.  The difference of $7,636,291 is a working capital deficit, which is primarily the result of losses incurred during the last several years.  This condition raises substantial doubts about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

We have taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans.  The steps include closing branches that are not profitable, reductions in staffing, and other selling, general and administrative expenses, and most significantly, the asset sales transactions that were completed in December 2005 and our acquisition of the businesses of Green-Tech and CC Laurel in August 2007.  We continue to pursue other sources of equity or long-term debt financings.  We also continue to negotiate payments plans and other accommodations with our creditors.  We believe that the collection of receivables that we retained after completion of the asset sale transactions and earnout payments to which we are entitled in connection with the Asset Sales, as well as revenues generated by the technology and electronic asset disposition businesses acquired from Green-Tech and CC Laurel by Transworld, a 51% owned subsidiary, will provide us with sufficient cash flow to support our operations in the next twelve months.

Net cash provided by (used in) operating activities was $(1,073,716) and $7,139,011 in the nine months ended June 30, 2007 and 2006, respectively.

Net cash provided by investing activities was $922,475 and $998,414 in the nine months ended June 30, 2007 and 2006, respectively.  Net cash received in connection with the sale of discontinued operations was $953,772 (comprised of earnout payments) and $1,024,587 (including earnout payments of $371,351), in the nine months ended June 30, 2007 and 2006, respectively.  Cash used for capital expenditures was $31,297 and $32,782 in the nine months ended June 30, 2007 and 2006, respectively.

Net cash provided by (used in) financing activities was $125,512 and $(8,074,343) in the nine months ended June 30, 2007 and 2006, respectively.  We had net borrowings (repayments) of $67,541 and $(6,481,611) under our line of credit in the nine months ended June 30, 2007 and 2006, respectively.  Net short-term borrowings (repayments) were $55,629 and $(24,002) in the nine months ended June 30, 2007 and 2006, respectively.  Net short-term borrowings in the nine months ended June 30, 2007, includes $100,000 loaned to us by our Chief Executive Officer, which was repaid in January 2007 and $20,000 which was loaned to us by a significant shareholder of which $4,000 was repaid through June 30, 2007.  Payments of notes payable – acquisitions was $7,033 and $63,999 in the nine months ended June 30, 2007 and 2006, respectively.  We paid $1,490,000 in the nine months ended June 30, 2006, against a note payable to Pinnacle Investment Partners, L.P., a related party.

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

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against us.  As of June 30, 2007, there was still an aggregate of $3.2 million in delinquent payroll taxes outstanding, including interest and penalties, which are included in “Payroll taxes payable” on the balance sheet as of June 30, 2007.  Judgment has not been entered against us in California.  While judgment has been entered against us in New Jersey, no actions have been taken to enforce same.  On January 7, 2005, we entered into a payment plan agreement with the EDD, which requires us to pay $12,500 per week to the EDD.  The $12,500 weekly payment is subject to increase for a three month period following any quarter in which our reported income exceeds $200,000, based upon a percentage related to the amount of increase above $200,000.

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

As of June 30, 2007, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements.  Stockholders’ (deficiency) at that date was $8,072,829.

We engaged in various transactions with related parties during the nine months ended June 30, 2007 including the following:

•
At June 30, 2007, we owed:  $41,000 under a demand note bearing interest at 10% per annum to a corporation owned by the son of Joseph J. Raymond, our Chairman, President and CEO; $3,123 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in August 2005; $41,598 to a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which becomes due in full in May 2006.  We borrowed $100,000 from Joseph J. Raymond in December 2006 and repaid it in January 2007.  We also borrowed $20,000 from a significant shareholder in January 2007, of which $16,000 is still outstanding at June 30, 2007.

•
The nephew of our Chairman, President and CEO is affiliated with Pinnacle Investment Partners, LP (“Pinnacle”), which is the holder of the Convertible Note issued in exchange for our Series I Preferred Stock.  As of June 30, 2007, $616,850 was outstanding on the Convertible Note.

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

Contractual Obligations

Our aggregate contractual obligations are as follows:

		Payments Due by Fiscal Period (in Thousands)
			2009 -	2011 -
	Total	2008	2010	2012	Thereafter

Contractual Obligations:
Long-term debt obligations	$1,498	$968	$396	$134	$-
Operating lease obligations	204	60	119	25	-
Series A redemption payable	300	300			-
Workers’ compensation insurance liability (b)	$273	$59	$144	$70	-
TOTAL	$2,275	$1,387	$659	$229	$-

(a)
In December 2006, we entered into an agreement with the California Compensation Insurance Fund (“the Fund”) whereby the Fund agreed to reduce our then liability of $2,023,000 to $300,000 provided that we make certain monthly payments aggregating $300,000 over 56 months.  At June 30, 2007, $1,996,000 is included in accounts payable and accrued expenses on the attached condensed consolidated balance sheet.  The difference of $1,723,000 has not been recognized in earnings at this time since it is contingent upon our paying the $300,000 in accordance with the terms of the agreement.

Impact of Inflation

We believe that since our inception, inflation has not had a significant impact on our results of operations.

Impact of Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”).  The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any.  A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The Company does not expect its adoption of FIN 48 to have a material impact on its consolidated financial portion, results of operations or cash flows.

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

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes.  Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets.  Actual results could differ from those estimates.  The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.  As of June 30, 2007, there have been no material changes to any of the critical accounting policies contained therein.

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

Other than the continued implementation of the improvements in our internal controls described above, there were no significant changes in our internal controls during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

Part II	Other Information
Item 1.	Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business.  We do not believe that any currently pending litigation will have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Report on Form 10-K for the fiscal year ended September 30, 2006 except that as a result of the acquisition by Transworld of the technology and electronic asset disposition businesses from Green-Tech and CC Laurel, we will be exposed to risks faced by similar businesses, including risks related to compliance with applicable environmental laws.  In addition, no assurance can be given that we will be able to effectively operate the acquired businesses.

Item 3.	Defaults Upon Senior Securities

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly.  As of the date of the filing of this report, $127,678 is in arrears on the Series F Preferred Stock.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended June 30, 2007.

Item 5.	Other Information

Not applicable.

Item 6	Exhibits

Number	Description

10.73	Operating Agreement of Transworld Assets, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: August 13, 2007	By:	/s/ Joseph J. Raymond
Name: Joseph J. Raymond
Title: Chairman of the Board of Directors,
President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ Michael A. Maltzman
Name: Michael A. Maltzman
Title: Vice President and Chief Financial Officer
Principal Financial and Accounting Officer