Form 10-Q
period 2007-12-31
STRATUS SERVICES GROUP INC
filed 2008-02-14
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares of Common Stock, $.04 par value, outstanding as of February 12, 2008 was 71,318,617.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
Assets	2007	2007

Current assets
Cash	$296,554	$144,849
Accounts receivable–less allowance for doubtful accounts of $200,000
and $75,000	1,305,093	1,104,650
Unbilled receivables	145,674	176,690
Prepaid insurance	41,200	53,351
Prepaid expenses and other current assets	266,011	269,988
	2,054,532	1,749,528

Property and equipment, net of accumulated depreciation	172,447	186,279
Intangible assets, net of accumulated amortization	86,111	94,444
Goodwill	1,766,336	1,766,336
Other assets	8,820	8,820
	$4,088,246	$3,805,407

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$130,142	$130,983
Loans payable – related parties	167,721	85,721
Notes payable – acquisitions (current portion) (including $53,746 and $52,859 to related party)	350,560	349,673
Note payable – related party (current portion)	547,715	506,233
Line of credit	876,178	642,570
Insurance obligation payable	7,624	13,154
Accounts payable and accrued expenses	4,406,378	4,349,523
Accrued payroll and taxes	315,562	190,969
Payroll taxes payable	3,129,915	3,218,455
Series A redemption payable	300,000	300,000
	10,231,795	9,787,281

Loans payable (net of current portion)	30,054	35,013
Notes payable – acquisitions (net of current portion) (including $95,755 and $109,664 to related party)	422,709	430,241
Note payable – related party (net of current portion)	69,135	110,617
Notes payable – minority interest investors	750,000	675,000
	11,503,693	11,038,152
Commitments and contingencies
Minority interest	494,429	547,135
Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series F voting convertible preferred stock, $.01 par value, 6,000 shares issued and outstanding, liquidation preference of $600,000
(including unpaid dividends of $143,500 and $133,000)	743,500	733,000

Common stock, $.04 par value, 100,000,000 shares authorized; 71,318,615
and 69,568,615 shares issued and outstanding	2,852,745	2,782,745

Additional paid-in capital	9,745,616	9,760,516
Accumulated deficit	(21,251,737)	(21,056,141)
Total stockholders’ equity (deficiency)	(7,909,876)	(7,779,880)
	$4,088,246	$3,805,407
See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006

Revenues	$2,659,020	$1,862,854

Cost of revenues	1,856,119	1,273,803

Gross profit	802,901	589,051

Selling, general and administrative expenses	1,077,296	648,203

Operating (loss) from continuing operations	(274,395)	(59,152)

Interest expense	(64,415)	(62,423)

(Loss) from continuing operations before minority interest	(338,810)	(121,575)

Minority interest in net (income) loss of consolidated subsidiaries	82,105	(21,808)
(Loss) from continuing operations	(256,705)	(143,383)
Gain on sale of discontinued operations	61,108	175,859

Net earnings (loss)	(195,597)	32,476
Dividends on preferred stock	(10,500)	(10,500)

Net earnings (loss) attributable to common stockholders	$(206,097)	$21,976

Net earnings (loss) per share attributable to common stockholders
Basic:
(Loss) from continuing operations	$-	$-
Earnings from discontinued operations	-	-
Net earnings (loss)	$-	$-

Diluted:
(Loss) from continuing operations	$-	$-
Earnings from discontinued operations	-	-
Net earnings (loss)	$-	$-

Weighted average shares outstanding per common share
Basic	69,758,832	65,479,754
Diluted	69,758,832	65,479,754

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006
Cash flows from operating activities
Net earnings (loss)	$(195,597)	$32,476
Adjustments to reconcile net earnings to net cash used by operating activities
Depreciation	20,307	17,850
Amortization	8,333	-
Gain on sale of discontinued operations	(61,108)	(175,859)
Stock compensation	20,000	-
Imputed interest	6,378	14,350
Changes in operating assets and liabilities
Accounts receivable	(169,427)	(667,424)
Prepaid insurance	12,151	3,896
Prepaid expenses and other current assets	3,977	(14,835)
Minority interest	(82,105)	21,805
Insurance obligation payable	(5,530)	(7,348)
Accrued payroll and taxes	124,593	101,819
Payroll taxes payable	(88,540)	(274,858)
Accounts payable and accrued expenses	34,527	8,503
Accrued interest	22,328	11,171
Total adjustments	(154,116)	(960,927)
	(349,713)	(928,451)
Cash flows (used in) investing activities
Purchase of property and equipment	(6,475)	(18,538)
Cash received in connection with sale of discontinued operations (including
$110,000 from a related party in 2006)	61,108	287,676
	54,633	269,138
Cash flows from financing activities
Net proceeds from line of credit	233,608	493,862
Proceeds from loans payable – related parties	82,000	100,000
Payments of loans payable	(5,800)	(2,031)
Payments of loans payable – related parties	-	(1,000)
Payments of notes payable – acquisitions	(13,023)	(3,490)
Proceeds from minority interest investors	150,000	-
	446,785	587,341
Net change in cash	151,705	(71,972)
Cash – beginning	144,849	84,881
Cash – ending	$296,554	$12,909

Supplemental disclosure of cash paid
Interest	$73,743	$51,252

See notes to condensed consolidated financial statements

Schedule of non-cash investing and financing activities
Sale of discontinued operations:
Gain on sale	$61,108	$175,859
Due from related party	-	110,000
Accrued earn-out	-	1,817
Net cash received	$61,108	$287,676

Cumulative dividends on preferred stock	$10,500	$10,500

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

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain prior period financial statement amounts have been reclassified to be consistent with the presentation for the current period.

NOTE 2 -	DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION

Description of Business
Until December 2005, Stratus Services Group, Inc. (“Stratus”) , together with its 51%-owned joint venture, Stratus Technology Services, LLC (“STS”), was a national provider of staffing and productivity consulting services.  In December 2005, Stratus completed a series of asset sales transactions pursuant to which it sold substantially all of the asset it used to conduct its staffing services (see Note 7).  In August 2007, Stratus’ newly formed subsidiary, Transworld Assets, LLC (“Transworld”) (see Note 4) acquired substantially all of the assets used by Green-Tech Assets, Inc. and its affiliate, CC Laurel, Inc. in their technology asset disposal business (see Notes 4 and 8).  Following the transaction, Transworld Assets, LLC changed its named to Green-Tech Assets, LLC (“GTA”).  Stratus, STS and GTA are herein referred to as the “Company”.

Segment Information
The operating segments reported below are the segments for which operating results are evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies.  Intersegment sales are not significant.

Prior to the acquisition of the technology asset disposal business in August 2007, the Company operated as one business segment.

Net revenues and operating income (loss) by segments for the three months ended December 31, 2007 were as follows:

Revenues:
Information technology services	$1,960,882
Technology asset disposal business	698,138
Consolidated revenues	$2,659,020

Operating (loss):
Information technology services	(61,746)
Technology asset disposal business	(60,229)
Corporate expenses	(152,420)
Consolidated operating (loss)	$ (274,395)

Management reviews the Company’s assets on a consolidated basis because it is not meaningful to allocate assets to the various segments.  Management evaluates segment performance based on revenues and operating income.  The company does not allocate income taxes or charges determined to be non-recurring in nature.  Unallocated amounts of operating (loss) consist of corporate expenses.

The Company primarily operates in the United States.

NOTE 3 –	LIQUIDITY

At December 31, 2007, the Company had limited liquid resources.  Current liabilities were $10,231,795 and current assets were $2,054,532.  The difference of $8,177,263 is a working capital deficit, which is primarily the result of losses incurred during the last several years.  These factors, among others, indicate that the Company may be unable to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon the continued cooperation of its creditors, its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis, to fund the operation and capital needs, and to obtain additional financing as may be necessary.

Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company’s plans.  The steps include closing branches that are not profitable, consolidating branches and reductions in staffing and other selling, general and administrative expense, and most significantly, the asset sales transactions that were completed in December 2005 (see Note 7) and the acquisition of the technology asset disposition business that took place in August 2007 (See Notes 4 and 8).

The Company continues to pursue other sources of equity or long-term debt financings.  The Company also continues to negotiate payment plans and other accommodations with its creditors.

NOTE 4 -	NEWLY-FORMED SUBSIDIARY

In July 2007, Stratus, in exchange for 5,000,000 shares of its common stock received a 51% interest in an entity created to acquire substantially all of the assets of Green-Tech Assets, Inc. and its affiliate, CC Laurel, Inc.  Following the acquisition, Transworld changed its name to Green-Tech Assets, LLC.  Minority interest investors in GTA, through a private offering, purchased units at the price of $100,000 which was comprised of a pro-rata share of the minority interest and a $50,000 note bearing interest at 6% per year and due July 31, 2012.  In addition, each unit owner received 50,000 shares of Stratus’ common stock which was held by GTA.  The private offering was closed in October 2007 with 15 units sold, representing $750,000 in contributed capital and $750,000 in notes payable.

NOTE 5–	NEW ACCOUNTING STANDARDS

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

NOTE 6 –	EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.  There were no dilutive shares for the three months ended December 31, 2007 and December 31, 2006.  Outstanding common stock options and warrants not included in the computation of earnings per share for the three months ended December 31, 2007 and 2006, totaled 17,963,653 and 18,614,903, respectively.  These options and warrants were excluded because their inclusion would have an anti-dilutive effect on earnings per share.

NOTE 7 –	DISCONTINUED OPERATIONS

The gain on sale of discontinued operations is comprised of earnout payments in connection with the sales of substantially all of the Company’s then assets in December 2005.  The earnout payments, which are based on sales of certain of the sold branches, continue through November 2008.

NOTE 8 –	ACQUISITION

Effective as of August 2, 2007, the Company’s newly formed subsidiary, Transworld (see Note 4), purchased substantially all of the assets used by Green-Tech Assets, Inc. and its affiliate, CC Laurel, Inc. (the “Seller”) in their technology asset disposal business located in Providence, Rhode Island. The purpose of the acquisition was to generate future cash flow for the Company and provide cross-selling opportunities between the Company’s subsidiaries.

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

The unaudited proforma consolidated results of operations presented below assume that the acquisition had occurred at the beginning of fiscal 2007.  This information is presented for informational purposes only and includes certain adjustments such as amortization of intangible assets resulting from the acquisition and interest expense related to the acquisition debt.

Unaudited Three Months Ended December 31, 2006

Revenues	$2,417,269

Net (loss) from continuing operations attributable to common stockholders	(162,078)

Net (loss) per share attributable to common stockholders basic and diluted	$ -

NOTE 9 -	LINE OF CREDIT

On January 3, 2006, the Company’s consolidated 51% owned joint venture, STS (see Notes 1 and 15), entered into a factoring and security agreement (the “Factoring Agreement”) with Action Capital Corporation (“Action”).  The Factoring Agreement provides for the sale of up to $1,500,000 of acceptable accounts receivable of STS to Action.  Action reserves and withholds an amount in a reserve account equal to 10% of the face amount of accounts receivable purchased under the Factoring Agreement.  Action has full recourse against STS including, without limitation, the right to charge-back or sell back any accounts receivable, if not paid within 90 days of the date of purchase.  The Factoring Agreement provides for STS to pay interest of prime plus 1% plus a monthly fee of .6% on the daily average of unpaid advances.  The prime rate at December 31, 2007 was 7.25%.

NOTE 10 -	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives.

Intangible assets consist of the following as of December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007

Covenant-not-to-compete	$100,000	$100,000
Accumulated amortization	(13,889)	(5,556)
	$86,111	$94,444

Covenant not to compete is being amortized over three years.

Estimated amortization expense related to intangible assets with definite lives is as follows:

For the Twelve Months Ending December 31,
2008	$33,333
2009	33,333
2010	19,445

Amortization expense of amortizable intangible assets was $8,333 and $-0-, for the three months ending December 31, 2007 and 2006, respectively.

The net carrying amount of goodwill at December 31, 2007 and September 30, 2007 is comprised of goodwill recorded during the year ended September 30, 2007 (See Note 8).

NOTE 11 –	PAYROLL TAX LIABILITIES

During fiscal 2003, the Company was notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against the Company.  As of December 31, 2007, there was still an aggregate of $3.1 million in delinquent payroll taxes outstanding which are included in “Payroll taxes payable” on the balance sheet.  Judgment has not been entered against the Company in California.  While judgment has been entered against the Company in New Jersey, no actions have been taken to enforce same.

On January 7, 2005, the Company entered into a payment plan agreement with the EDD with regard to the Company’s past due and unpaid unemployment taxes.  Under the terms of the agreement, the Company is required to pay $12,500 per week to be first applied to its unpaid employment tax liability, then to interest and then to penalties until all amounts are fully paid.  The weekly payment of $12,500 is to increase for a three month period following any quarter in which the Company’s reported income is above $200,000 based on a percentage increase tied to the amount in excess of $200,000.  The Company believes that consistent with the parties’ intentions when entering into the Plan, the gain on sale of discontinued operations, which resulted in no cash to the Company, would be excluded from reported income.

The Company paid $12,500 per week to the EDD until July 2007 when it satisfied the outstanding employment tax liability (exclusive of interest and penalties) in full.  In August 2007, the Company unilaterally reduced its payments with respect to accrued interest and penalties to $1,000 per week.

NOTE 12 –	INCOME TAXES

No income tax expense was recorded in the three months ended December 31, 2006 because the Company recognized a deferred tax benefit resulting from the utilization of the Company’s net operating loss carryforwards.

NOTE 13 –	SERIES F PREFERRED STOCK

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

NOTE 14 -	NOTE PAYABLE – RELATED PARTY

On January 13, 2006, the Company entered into an agreement with Pinnacle Investment Partners, LP (“Pinnacle”) (See Note 17), the holder of all of the outstanding shares of the Company’s Series I Preferred Stock, pursuant to which the Company issued to Pinnacle, effective December 28, 2005, a secured convertible promissory note (the “Convertible Note”) in the aggregate principal amount of $2,356,850 in exchange for all of the shares of the Company’s Series I Preferred Stock held by Pinnacle  The Convertible Note, which is secured by substantially all of the Company’s assets, was or becomes due as follows:

•       $1,800,000 was due and payable in cash upon the earlier of the Company’s receipt of $1,800,000 of accounts receivable or March 15, 2006.  At September 30, 2006, $210,000 of this has not been paid.

•       $331,850 and accrued interest at a rate of 12% per annum is payable in 24 equal installments of principal and interest during the period which commenced June 28, 2007 and ends on May 28, 2009.

•       $225,000 and accrued interest thereon at the rate of 6% per annum became due and payable on December 28, 2007; and remains outstanding; provided, however, that the Company has the right to pay such amount in cash or shares of its common stock (valued at $0.0072 per share).

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

NOTE 15 -	DERIVATIVE INSTRUMENTS

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

NOTE 16 -	COMMITMENTS AND CONTINGENCIES

The Company is subject to legal claims and litigation in the ordinary course of business, including but not limited to, the matters described below.  A negative result in one or more of such matters could have an adverse effect on the Company’s financial condition and results of operations.  As of December 31, 2007, the Company was a party to the following actions:

Tymatt Associates, LLC v. Stratus Services Group, Inc.  On October 15, 2007, Tymatt Associates, LLC (“Tymatt”) filed suit against the Company for breach of contract in the Supreme Court of the State of New York, County of New York, seeking damages of $300,000 plus accrued interest at a rate of 18% per annum from January 31, 2005, as well as costs and expenses, including accountant’s fees and attorney’s fees, in connection with our failure to either pay to Tymatt the sum of $250,000 or to deliver to Tymatt a number of shares of Stratus common stock with a value of $250,000 by January 31, 2005 as required by the terms of a redemption agreement pertaining to our Series A Preferred Stock.  The Company have been in discussions with Tymatt in an attempt to resolve this matter; however, no assurance can be given that it will be able to resolve this matter on terms that are satisfactory to it.

Teamone Personnel Solutions, LLC vs. Stratus Services Group, Inc.  On October 19, 2007, Teamone Personnel Solutions, LLC (“Teamone”) filed a Request for Entry of Default and Court Judgment in the amount of $157,004 in the Superior Court of California, County of Solano.  Teamone had filed in July 2007 suit seeking enforcement of an acceleration provision of a promissory note executed by the Company in favor of Teamone on March 2, 2005 in the principal amount of $160,000.  The Company has been discussions with Teamone to arrange for a deferred payment schedule for the amount owed; however, no assurance can be given that Teamone will agree to deferring payment and will not seek to enforce its judgment.

In re APX Holdings, LLC, et al.  In August 2007, the Trustee in a Chapter 7 bankruptcy proceeding in the United States Bankruptcy Court for the Central District of California involving APX Holding, LLC, one of the Company’s former customers, brought an action against the Company and several other parties, including the Company’s former lender and ALS, LLC seeking to recover $860,184 of preference payments that were allegedly made by APX and its affiliates.  The Company believes that the maximum amount of payments received by it which could be considered recoverable preference payments is approximately $23,000.  As a result, the Company is vigorously defending this action.

Temporary Services Insurance Ltd. V. Stratus Services Group, Inc., ALS, LLC, U.S. Temps, Inc., et al.  In September 2007, Temporary Services Insurance Ltd. (“TSIL”) instituted an action in the United States District Court, Middle District of Florida, Orlando Division, against us, ALS, LLC, certain principals and affiliates of ALS, LLC and certain other parties alleging that the Company participated in a fraudulent scheme to obtain workers compensation insurance through TSIL at a cost substantially lower than the cost of workers compensation insurance that it could have otherwise obtained through its own carriers.  In its complaint, TSIL, which seeks unspecified damages, alleges that ALS, LLC failed to disclose certain outsourcing agreements with its clients, including the outsourcing agreements between the Company and ALS, LLC that the employees provided by ALS, LLC  to perform services for the Company and its clients were actually the Company’s employees, and that the Company was unjustly enriched by ALS LLC’s misrepresentations and failure to disclose material facts pertaining to its relationship with us.  The Company intends to vigorously defend this matter.

NOTE 17 -	RELATED PARTY TRANSACTIONS

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

Loans Payable
During the three months ended December 31, 2007, the brother of the Company’s CEO loaned $25,000 to STS.  In addition, during the three months ended December 31, 2007, a significant shareholder of the Company loaned $7,000 to STS and $50,000 to GTA.

During the three months ended December 31, 2006, the Company’s CEO loaned $100,000 to the Company which was repaid in January 2007.

Other
The nephew of the CEO of the Company is affiliated with Pinnacle Investment Partners, LP, the holder of the convertible note issued in exchange for shares of the Company’s Series I Preferred Stock (see Note 14).

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

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Introduction
From inception until December 2005, we provided a wide range of staffing services and productivity consulting services associated with such staffing services nationally through a network of offices located throughout the United States.  In December 2005, we completed a series of asset sale transactions pursuant to which we sold our staffing operations.  As a result of such sales, we no longer actively conduct any staffing services business, other than IT staffing solutions services conducted through our 51% owned joint venture, STS.  In August 2007, we entered the technology asset disposition business through our acquisition of the operations now conducted by our 51% subsidiary, GTA.

Continuing Operations
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Revenues.  Revenues increased 42.7% to $2,659,020 for the three months ended December 31, 2007 from $1,862,854 for the three months ended December 31, 2006.  Approximately $698,000 of the increase was attributable to the acquisition of our technology asset disposition operations in August 2007.  Excluding the acquisition, revenues increased 5.3%.  This increase was primarily a result of an increase in billable hours and expansion of our customer base.

Gross Profit.  Gross profit increased 26.6% to $802,901 for the three months ended December 31, 2007 from $589,051 for the three months ended December 31, 2006.  Approximately $215,000 of the increase was attributable to the acquisition in August 2007.  Excluding the acquisition, gross profits remained about the same.  Gross profit as a percentage of revenues, exclusive of the gross profit attributable to the acquisition, decreased to 30.0% for the three months ended December 31, 2007 from 31.6% for the three months ended September 30, 2006, primarily as a result of a small reduction in our markup percentages.

Selling, General and Administrative Expenses.  Selling, General and Administrative expenses (“SGA”) increased 66.2% to $1,077,296 for the three months ended December 31, 2007 from $648,203 for the three months ended December 31, 2006.  Exclusive of approximately $276,000 attributable to the acquisition in August 2007, SG&A increased 23.7%.  SG&A as a percentage of revenues increased to 40.5% for the three months ended December 31, 2007 from 34.8% for the three months ended December 31, 2006.  The increases in SG&A for the three months ended December 31, 2007, is primarily a result of additions to our sales and recruiting staff.

Interest Expense.  Interest expense remained basically unchanged in the three months ended December 31, 2007 compared to the three months ended December 3, 2006.  Interest expense as a percentage of revenues decreased to 2.4% for the three months ended December 31, 2007 from 3.4% for the three months ended December 31, 2006.

Minority Interest in Net (income) Loss of Consolidated Subsidiaries.  The minority interest in net (income) loss of consolidated subsidiaries for the three months ended December 31, 2007 and 2006 represents the minority venturers’ proportionate share of the net (income) loss of our consolidated subsidiaries.

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net loss attributable to common stockholders of $267,205, for the three months ended December 31, 2007 compared to a net loss attributable to common stockholders of $153,883 for the three months ended December 31, 2006.

Liquidity and Capital Resources

Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying condensed consolidated statements of cash flows.  Cash provided to us from discontinued operations (included in the consolidated cash flow discussions below) during the three months ended December 31, 2007 and 2006 was comprised of the following:

	Three Months Ended
	December 31,
	2007	2006

Cash used in operating activities	$(60,000)	$(269,601)
Cash provided by investing activities	61,108	287,676
Cash used in financing activities	-	-
Net	$1,108	$18,075

Although there is no assurance we will continue to receive earnout payments in connection with discontinued operations, we estimate that we will receive approximately $20,000 per month, through November 2008.

At December 31, 2007, we had limited liquid resources.  Current liabilities were $10,231,795 and current assets were $2,054,532.  The difference of $8,177,263 is a working capital deficit, which is primarily the result of losses incurred during the last several years.  This condition raises substantial doubts about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net cash used in operating activities was $349,713 and $928,541 in the three months ended December 30, 2007 and 2006, respectively.

Net cash provided by investing activities was $54,633 and $269,138 in the three months ended December 31, 2007 and 2006, respectively.  Net cash received in connection with the sale of discontinued operations (comprised of earnout payments) was $61,108 and $287,676, in the three months ended December 31, 2007 and 2006, respectively.  Cash used for capital expenditures was $6,475 and $18,538 in the three months ended December 31, 2007 and 2006, respectively.

Net cash provided by financing activities was $446,785 and $587,341 in the three months ended December 31, 2007 and 2006, respectively.  We had net borrowings of $233,608 and $493,862 under our line of credit in the three months ended December 31, 2007 and 2006, respectively.  Net short-term borrowings were $76,200 and $96,969 in the three months ended December 31, 2007 and 2006, respectively.  Net short-term borrowings in the three months ended December 31, 2007 includes $25,000 loaned to us by the brother of our Chief Executive Officer (“CEO”) and $57,000 loaned to us by a significant shareholder.  Net short-term borrowings in the three months ended December 31, 2006 includes $100,000 loaned to us by our CEO, which was repaid in January 2007.  Payments of notes payable - acquisitions was $13,023 and $3,490 in the three months ended December 31, 2007 and 2006, respectively.  During the three months ended December 31, 2007, we received net proceeds of $150,000 from the minority investors in Green-Tech Assets, LLC of which $75,000 is represented by notes payable and the balance is contributed equity.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, expansion of services offered, workers’ compensation, general liability and other insurance coverages, and debt service.

In January 2006, STS entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Action Capital Corporation (“Action”) which provides for the sale of up to $1,500,000 of accounts receivable of STS to Action.  Action reserves and withholds in a reserve account, an amount equal to 10% of the face amount of accounts receivable purchased under the Factoring Agreement.  Action has full recourse against STS, including the right to charge-back or sell back any accounts receivable if not paid within 90 days of the date of purchase.  The Factoring Agreement provides for interest at an annual rate of prime plus 1% plus a monthly fee of .6% on the daily average of unpaid balances.  The prime rate at December 31, 2007 was 7.25%.  As of December 31, 2007, $876,178 was outstanding under the Factoring Agreement.

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against us.  As of December 31, 2007, there was still an aggregate of $3.1 million in delinquent payroll taxes outstanding, including interest and penalties, which are included in “Payroll taxes payable” in the December 31, 2007 balance sheet.  Judgment has not been entered against us in California.  While judgment has been entered against us in New Jersey, no actions have been taken to enforce same.  On January 7, 2005, we entered into a payment plan agreement with the EDD, which requires us to pay $12,500 per week to the EDD.  The $12,500 weekly payment is subject to increase for a three month period following any quarter in which our reported income exceeds $200,000, based upon a percentage related to the amount of increase above $200,000.

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

In January 2006 we entered into an agreement with the holder of all of the outstanding shares of our Series I Preferred Stock pursuant to which we issued to the holder, effective as of December 28, 2005, a secured convertible promissory note in the aggregate principal amount of $2,356,750 (the “Convertible Note”) in exchange for all of such shares of Series I Preferred Stock.  See Note 13 to the Condensed Consolidated Financial Statements.

As of December 31, 2007, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements.  Stockholders’ (deficiency) at that date was $(7,908,876).

We engaged in various transactions with related parties during the three months ended December 31, 2007 including the following:

•	During the three months, the brother of our CEO and a significant shareholder loaned us $25,000 and $57,000, respectively, all of which remains unpaid at December 31, 2007.
•
In addition, at December 31, 2007, we owed:  $41,000 under a demand note bearing interest at 10% per annum to a corporation owned by the son of Joseph J. Raymond, our Chairman, President and CEO; $3,123 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in August 2005; $41,598 to a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in May 2006.

•
The nephew of our Chairman, President and CEO is affiliated with Pinnacle Investment Partners, LP, (“Pinnacle”), which is the holder of the Convertible Note issued in exchange for our Series I Preferred Stock.  As of December 31, 2007, $616,850 was outstanding on the Convertible Note.

Contractual Obligations

Our aggregate contractual obligations as of December 31, 2007 are as follows:

		Payments Due by Fiscal Period (in Thousands)
			2010 -	2012 -
	Total	2009	2011	2013	Thereafter
Contractual Obligations:
Long-term debt obligations	$2,468	$1,197	$414	$857	-
Operating lease obligations	174	60	114	-	-
Series A redemption payable	300	300	-	-	-
Workers’ compensation insurance liability (a)	237	72	144	21	-
TOTAL	$3,179	$1,629	$672	$878	$-

(a)
In December 2006, we entered into an agreement with the California Compensation Insurance Fund (“the Fund”) whereby the Fund agreed to reduce our then liability of $2,023,000 to $300,000 provided that we make certain monthly payments aggregating $300,000 over 56 months.  At December 31, 2007, $1,960,000 is included in accounts payable and accrued expenses on the attached condensed consolidated balance sheet.  The difference of $1,723,000 has not been recognized in earnings at this time since it is contingent upon our paying the $300,000 in accordance with the terms of the agreement.

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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”.  SFAS 141 (Revised) is effective for fiscal years beginning after December 13, 2008.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  We currently assessing the impact the adoption of this pronouncement will have on our financial statements.

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes.  Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets.  Actual results could differ from those estimates.  The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.  As of December 31, 2007, there have been no material changes to any of the critical accounting policies contained therein.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  There were no changes in our internal controls during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to have materially affected our internal controls over financial reporting.

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

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our Report on Form 10-K for the fiscal year ended September 30, 2007 (the “2007 10-K”) and Note 16 to the financial statements included with this report.  There have been no material changes in the status of such matters since the filing of the 2007 10-K.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Report on Form 10-K for the fiscal year ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly.  As of the date of the filing of this report, $148,678 is in arrears on the Series F Preferred Stock.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended December 31, 2007.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description

4.2.15	Second Amendment dated as of January 17, 2008 to Warrant Agreement between the Company and American Stock Transfer and Trust Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS SERVICES GROUP, INC.

Date: February 14, 2008	By: /s/ Joseph J. Raymond
---------------------------------------
Joseph J. Raymond
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: February 14, 2008	By: /s/ Michael A. Maltzman
------------------------------------------
Michael A. Maltzman
Vice President and Chief Financial Officer
Principal Financial and Accounting Officer