Form 10-Q
period 2008-03-31
STRATUS SERVICES GROUP INC
filed 2008-05-12
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Common Stock, $.04 par value
(Title of class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of Common Stock, $.04 par value, outstanding as of May 8, 2008 was 71,318,617.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	September 30,
Assets	2008	2007

Current assets
Cash	$78,037	$144,849
Accounts receivable–less allowance for doubtful accounts of $200,000 and $75,000	1,080,612	1,104,650
Unbilled receivables	336,319	176,690
Prepaid insurance	54,034	53,351
Prepaid expenses and other current assets	312,778	269,988
	1,861,780	1,749,528

Property and equipment, net of accumulated depreciation	224,240	186,279
Intangible assets, net of accumulated amortization	77,778	94,444
Goodwill	1,766,336	1,766,336
Other assets	20,592	8,820
	$3,950,726	$3,805,407

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$130,142	$130,983
Loans payable – related parties	371,916	85,721
Notes payable – acquisitions (current portion) (including $54,420 and $52,859 to related party)	401,396	349,673
Note payable – related party (current portion)	589,196	506,233
Line of credit	835,005	642,570
Insurance obligation payable	24,561	13,154
Accounts payable and accrued expenses	4,398,590	4,349,523
Accrued payroll and taxes	324,340	190,969
Payroll taxes payable	3,128,203	3,218,455
Series A redemption payable	300,000	300,000
	10,503,349	9,787,281

Loans payable (net of current portion)	25,765	35,013
Notes payable – acquisitions (net of current portion) (including $81,895 and $109,664 to related party)	364,750	430,241
Note payable – related party (net of current portion)	27,654	110,617
Notes payable – minority interest investors	750,000	675,000
	11,671,518	11,038,152
Commitments and contingencies
Minority interest	402,252	547,135
Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series F voting convertible preferred stock, $.01 par value, 6,000 shares issued and outstanding, liquidation preference of $600,000
(including unpaid dividends of $154,000 and $133,000)	754,000	733,000

Common stock, $.04 par value, 100,000,000 shares authorized; 71,318,615
and 69,568,615 shares issued and outstanding	2,852,745	2,782,745

Additional paid-in capital	9,735,116	9,760,516
Accumulated deficit	(21,464,905)	(21,056,141)
Total stockholders’ equity (deficiency)	(8,123,044)	(7,779,880)
	$3,950,726	$3,805,407

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues	$2,977,914	$1,810,705	$5,636,934	$3,673,559

Cost of revenues	2,120,383	1,251,101	3,976,502	2,524,904

Gross profit	857,531	559,604	1,660,432	1,148,655

Selling, general and administrative expenses	1,130,045	726,358	2,207,341	1,374,561

Operating (loss) from continuing operations	(272,514)	(166,754)	(546,909)	(225,906)

Interest expense	(69,438)	(56,249)	(133,853)	(118,672)

Loss from continuing operations before minority interests	(341,952)	(223,003)	(680,762)	(344,578)
Minority interests in net (income) loss of consolidated subsidiaries	92,178	36,386	174,283	14,578

(Loss) from continuing operations	(249,774)	(186,617)	(506,479)	(330,000)

Discontinued operations - (loss) from discontinued operations	(23,000)	-	(23,000)	-
Gain on sale of discontinued operations	59,607	100,635	120,715	276,494

Net (loss)	(213,167)	(85,982)	(408,764)	(53,506)
Dividends on preferred stock	(10,500)	(10,500)	(21,000)	(21,000)

Net (loss) attributable to common stockholders	$(223,667)	$(96,482)	$(429,764)	$(74,506)

Net earnings (loss) per share attributable to common stockholders

Basic:
(Loss) from continuing operations	$-	$-	$-	$-
Earnings from discontinued operations	-	-	-	-
Net (loss)	$-	$-	$-	$-

Diluted:
(Loss) from continuing operations	$-	$-	$-	$-
Earnings from discontinued operations	-	-	-	-
Net (loss)	$-	$-	$-	$-

Weighted average shares outstanding per common share
Basic	71,318,615	65,573,033	70,534,462	65,526,870
Diluted	71,318,615	65,573,033	70,534,462	65,526,870

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2008	2007

Cash flows from (used in) operating activities
Net (loss)	$(408,764)	$(53,506)
Adjustments to reconcile net earnings to net cash used by operating activities
Depreciation	39,459	38,799
Amortization	16,666	-
Stock compensation	20,000	-
Gain on sale of discontinued operations	(120,715)	(276,494)
Imputed interest	12,440	21,654
Changes in operating assets and liabilities
Accounts receivable	(135,591)	(143,263)
Prepaid insurance	(683)	(23,183)
Prepaid expenses and other current assets	(42,790)	2,303
Other assets	(11,772)	-
Minority interest	(174,283)	(14,578)
Insurance obligation payable	11,407	9,449
Accrued payroll and taxes	133,371	48,516
Payroll taxes payable	(90,252)	(446,394)
Accounts payable and accrued expenses	8,391	(31,921)
Accrued interest	40,676	22,099
Total adjustments	(293,676)	(793,013)
	(702,440)	(846,519)
Cash flows from investing activities
Purchase of property and equipment	(77,420)	(29,689)
Cash received in connection with sale of discontinued operations (including $377,500 from a related party in 2007)	120,715	650,901
	43,295	621,212
Cash flows from (used in) financing activities
Net proceeds from line of credit	192,435	143,867
Payments of loans payable	(10,089)	(8,371)
Proceeds from loans payable – related parties	301,195	120,000
Payments of loans payable – related parties	(15,000)	(101,000)
Payments of notes payable – acquisitions	(26,208)	(7,033)
Proceeds from exercise of warrants	-	9,375
Proceeds from minority interest investors	150,000	-
	592,333	156,838
Net change in cash	(66,812)	(68,469)
Cash – beginning	144,849	84,881
Cash – ending	$78,037	$16,412

See notes to condensed consolidated financial statements

Supplemental disclosure of cash paid
Interest	$148,529	$96,573
Schedule of noncash investing and financing activities
Sale of discontinued operations:
Gain on sale	$120,715	$276,494
Due from related party	-	377,500
Accrued earn-out	-	(3,093)
Net cash received	$120,715	$650,901

Cumulative dividends on preferred stock	$21,000	$21,000

Assignment of note receivable in exchange for notes payable - acquisitions	$-	$80,000

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

Description of Business
Until December 2005, Stratus Services Group, Inc. (“Stratus”) , together with its 51%-owned joint venture, Stratus Technology Services, LLC (“STS”), was a national provider of staffing and productivity consulting services.  In December 2005, Stratus completed a series of asset sales transactions pursuant to which it sold substantially all of the assets it used to conduct its staffing services (see Note 7).  In August 2007, Stratus’ newly formed subsidiary, Transworld Assets, LLC (“Transworld”) (see Note 4) acquired substantially all of the assets used by Green-Tech Assets, Inc. and its affiliate, CC Laurel, Inc. in their technology asset disposal business (see Notes 4 and 8).  Following the transaction, Transworld Assets, LLC changed its named to Green-Tech Assets, LLC (“GTA”).  Stratus, STS and GTA are herein referred to as the “Company”.

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

Prior to the acquisition of the technology asset disposal business in August 2007, the Company operated as one business segment.

Net revenues and operating income (loss) by segments for the three and six months ended March 31, 2008 were as follows:

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
Revenues:
Information technology services	$2,128,419	$4,089,301
Technology asset disposal business	849,495	1,547,633
Consolidated revenues	$2,977,914	$5,636,934

Operating (loss):
Information technology services	$(28,352)	$(90,098)
Technology asset disposal business	(108,138)	(168,367)
Corporate expenses	(136,024)	(288,444)
Consolidated operating (loss)	$(272,514)	$(546,909)

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

At March 31, 2008, the Company had limited liquid resources.  Current liabilities were $10,503,349 and current assets were $1,861,780.  The difference of $8,641,569 is a working capital deficit, which is primarily the result of losses incurred during the last several years.  These factors, among others, indicate that the Company may be unable to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.  There were no dilutive shares for the three and six months ended March 31, 2008 and 2007.  Outstanding common stock options and warrants not included in the computation of earnings per share for the three and six months ended March 31, 2008 and 2007, totaled 17,963,653 and 17,221,153, respectively.  These options and warrants were excluded because their inclusion would have an anti-dilutive effect on earnings per share.

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

	Unaudited Three Months Ended March 31, 2007	Unaudited Six Months Ended March 31, 2007

Revenues	$3,083,422	$5,500,691

Net (loss) from continuing operations attributable to common stockholders	(155,050)	(317,128)

Net (loss) per share attributable to common stockholders basic and diluted	$-	$-

NOTE 9 -	LINE OF CREDIT

On January 3, 2006, the Company’s consolidated 51% owned joint venture, STS (see Notes 1 and 15), entered into a factoring and security agreement (the “Factoring Agreement”) with Action Capital Corporation (“Action”).  The Factoring Agreement provides for the sale of up to $1,500,000 of acceptable accounts receivable of STS to Action.  Action reserves and withholds an amount in a reserve account equal to 10% of the face amount of accounts receivable purchased under the Factoring Agreement.  Action has full recourse against STS including, without limitation, the right to charge-back or sell back any accounts receivable, if not paid within 90 days of the date of purchase.  The Factoring Agreement provides for STS to pay interest of prime plus 1% plus a monthly fee of .6% on the daily average of unpaid advances.  The prime rate at March 31, 2008 was 7.25%.

NOTE 10 -	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives.

Intangible assets consist of the following as of March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007

Covenant-not-to-compete	$100,000	$100,000
Accumulated amortization	(22,222)	(5,556)
	$77,778	$94,444

Covenant not to compete is being amortized over three years.

Estimated amortization expense related to intangible assets with definite lives is as follows:

For the Twelve Months Ending December 31,
2009	$33,333
2010	33,333
2011	11,112

Amortization expense of amortizable intangible assets was $8,333 and $-0-, for the three months ended March 31, 2008 and 2007, respectively, and $16,666 and $-0-, for the six months ended March 31, 2008 and 2007, respectively.

The net carrying amount of goodwill at March 31, 2008 and September 30, 2007 is comprised of goodwill recorded during the year ended September 30, 2007 (See Note 8).

NOTE 11 –	PAYROLL TAX LIABILITIES

During fiscal 2003, the Company was notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against the Company.  As of March 31, 2008, there was still an aggregate of $3.1 million in delinquent payroll taxes outstanding which are included in “Payroll taxes payable” on the balance sheet.  Judgment has not been entered against the Company in California; however, the EDD has issued notices of levy to two parties that have payment obligations to the Company which, in one case, directs the party to remit amounts owed to the Company to the EDD, and, in the other case, directs the party to hold funds owed to the Company and provide certain information to the EDD pending further instruction. While judgment has been entered against the Company in New Jersey, no actions have been taken to enforce same.

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

NOTE 12 –	SERIES F PREFERRED STOCK

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

NOTE 13 -	NOTE PAYABLE – RELATED PARTY

On January 13, 2006, the Company entered into an agreement with Pinnacle Investment Partners, LP (“Pinnacle”) (See Note 16), the holder of all of the outstanding shares of the Company’s Series I Preferred Stock, pursuant to which the Company issued to Pinnacle, effective December 28, 2005, a secured convertible promissory note (the “Convertible Note”) in the aggregate principal amount of $2,356,850 in exchange for all of the shares of the Company’s Series I Preferred Stock held by Pinnacle  The Convertible Note, which is secured by substantially all of the Company’s assets, was or becomes due as follows:

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

NOTE 15 -	COMMITMENTS AND CONTINGENCIES

The Company is subject to legal claims and litigation in the ordinary course of business, including but not limited to, the matters described below.  A negative result in one or more of such matters could have an adverse effect on the Company’s financial condition and results of operations.  As of March 31, 2008, the Company was a party to the following actions:

Tymatt Associates, LLC v. Stratus Services Group, Inc.  On October 15, 2007, Tymatt Associates, LLC (“Tymatt”) filed suit against the Company for breach of contract in the Supreme Court of the State of New York, County of New York, seeking damages of $300,000 plus accrued interest at a rate of 18% per annum from January 31, 2005, as well as costs and expenses, including accountant’s fees and attorney’s fees, in connection with the Company’s failure to either pay to Tymatt the sum of $250,000 or to deliver to Tymatt a number of shares of Stratus common stock with a value of $250,000 by January 31, 2005 as required by the terms of a redemption agreement pertaining to the Company’s Series A Preferred Stock.  The Company has been in discussions with Tymatt in an attempt to resolve this matter; however, no assurance can be given that it will be able to resolve this matter on terms that are satisfactory to it.

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

In re APX Holdings, LLC, et al.  In August 2007, the Trustee in a Chapter 7 bankruptcy proceeding in the United States Bankruptcy Court for the Central District of California involving APX Holding, LLC, one of the Company’s former customers, brought an action against the Company and several other parties, including the Company’s former lender and ALS, LLC seeking to recover $860,184 of preference payments that were allegedly made by APX and its affiliates.  The Company settled this matter in April 2008 by agreeing to pay $23,000 to the Trustee in four equal monthly installments.

Temporary Services Insurance Ltd. V. Stratus Services Group, Inc., ALS, LLC, U.S. Temps, Inc., et al.  In September 2007, Temporary Services Insurance Ltd. (“TSIL”) instituted an action in the United States District Court, Middle District of Florida, Orlando Division, against us, ALS, LLC, certain principals and affiliates of ALS, LLC and certain other parties alleging that the Company participated in a fraudulent scheme to obtain workers compensation insurance through TSIL at a cost substantially lower than the cost of workers compensation insurance that it could have otherwise obtained through its own carriers.  In its complaint, TSIL, which seeks unspecified damages, alleges that ALS, LLC failed to disclose certain outsourcing agreements with its clients, including the outsourcing agreements between the Company and ALS, LLC, that the employees provided by ALS, LLC  to perform services for the Company and its clients were actually the Company’s employees, and that the Company was unjustly enriched by ALS LLC’s misrepresentations and failure to disclose material facts pertaining to its relationship with the Company.  The Company intends to vigorously defend this matter.

NOTE 16 -	RELATED PARTY TRANSACTIONS

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

Loans Payable
During the six months ended March 31, 2008, the brother of the Company’s CEO loaned $25,000 to STS.  In addition, during the six months ended March 31, 2008, a significant shareholder of the Company loaned $7,000 to STS and $50,000 to GTA.

During the six months ended March 31, 2007, the Company’s CEO loaned $100,000 to the Company which was repaid in January 2007.  In addition, during the six months ended March 31, 2007, a significant shareholder loaned $20,000 to the Company which was repaid subsequently to March 31, 2007.

Other
The nephew of the CEO of the Company is affiliated with Pinnacle Investment Partners, LP, the holder of the convertible note issued in exchange for shares of the Company’s Series I Preferred Stock (see Note 13).

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

Introduction
From inception until December 2005, we provided a wide range of staffing services and productivity consulting services associated with such staffing services nationally through a network of offices located throughout the United States.  In December 2005, we completed a series of asset sale transactions (the “Asset Sales”) pursuant to which we sold our staffing operations.  As a result of such sales, we no longer actively conduct any staffing services business, other than IT staffing solutions services conducted through our 51% owned joint venture, STS.  In August 2007, we entered the technology asset disposition business through our acquisition of the operations now conducted by our 51% subsidiary, GTA.

Continuing Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues.  Revenues increased 64.5% to $2,977,914 for the three months ended March 31, 2008 from $1,810,705 for the three months ended March 31, 2007.  Approximately $849,000 of the increase was attributable to the acquisition of our technology asset disposition operations in August 2007.  Excluding the acquisition, revenues increased 17.5%.  This increase was primarily a result of an increase in billable hours and expansion of our customer base, net of a decrease in permanent placements.

Gross Profit.  Gross profit increased 53.2% to $857,531 for the three months ended March 31, 2008 from $559,604 for the three months ended March 31, 2007.  Approximately $268,000 of the increase was attributable to the acquisition in August 2007.  Excluding the acquisition, gross profits increased 5.3%.  Gross profit as a percentage of revenues, exclusive of the gross profit attributable to the acquisition, decreased to 27.7% for the three months ended March 31, 2008 from 30.9% for the three months ended March 31, 2007, primarily as a result of a decrease in permanent placements and a small reduction in our markup percentages.

Selling, General and Administrative Expenses.  Selling, General and Administrative expenses (“SGA”) increased 55.5% to $1,130,045 for the three months ended March 31, 2008 from $726,538 for the three months ended March 31, 2007.  Exclusive of approximately $376,000 attributable to the acquisition in August 2007, SG&A increased 3.8%.  SG&A as a percentage of revenues decreased to 37.9% for the three months ended March 31, 2008 from 40.1% for the three months ended March 31, 2007.  The increase in the amount of SG&A for the three months ended March 31, 2008, is primarily a result of additions to our sales and recruiting staff.

Interest Expense.  Interest expense increased 23.4% to $69,438 for the three months ended March 31, 2008 from $56,249 for the three months ended March 31, 2007.  Interest expense as a percentage of revenues decreased to 2.3% for the three months ended March 31, 2008 from 3.1% for the three months ended March 31, 2007.

Minority Interest in Net (income) Loss of Consolidated Subsidiaries.  The minority interest in net (income) loss of consolidated subsidiaries for the three months ended March 31, 2008 and 2007 represents the minority venturers’ proportionate share of the net (income) loss of our consolidated subsidiaries.

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net loss attributable to common stockholders of $260,274, for the three months ended March 31, 2008 compared to a net loss attributable to common stockholders of $197,117 for the three months ended March 31, 2007.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Revenues.   Revenues increased 53.4% to $5,636,934 for the six months ended March 31, 2008 from $3,673,559 for the six months ended March 31, 2007.  Approximately $1,547,000 of the increase is attributable to the acquisition in August 2007.  Excluding the acquisition, revenues increased 11.3%.  This increase was primarily a result of an increase in billable hours and expansion of our customer base, net of a decrease in permanent placements.

Gross Profit.  Gross profit increased 44.6% to $1,660,432 for the six months ended March 31, 2008 from $1,148,655 for the six months ended March 31, 2007.  Approximately $483,000 of the increase was attributable to the acquisition in August 2007.  Excluding the acquisition, gross profits increased 15.3%.  Gross profit as a percentage of revenues, exclusive of the gross profit attributable to the acquisition, decreased to 28.8% for the six months ended March 31, 2008 from 31.2% for the six months ended March 31, 2007, primarily as a result of a decrease in permanent placements and a small reduction in our markup percentages.

Selling, General and Administrative Expenses.  Selling, General and Administrative expenses (“SGA”) increased 60.6% to $2,207,341 for the six months ended March 31, 2008 from $1,374,561 for the six months ended March 31, 2007.  Exclusive of approximately $651,000 attributable to the acquisition in August 2007, SG&A increased 13.2%.  SG&A as a percentage of revenues increased to 39.1% for the six months ended March 31, 2008 from 37.4% for the six months ended March 31, 2007.  The increase in SG&A for the six months ended March 31, 2008 is primarily a result of additions to our sales and recruiting staff.

Interest Expense.  Interest expense increased 12.8% to $133,853 for the six months ended March 31, 2008 from $118,672 for the six months ended March 31, 2007.  Interest expense as a percentage of revenues decreased to 2.4% for the six months ended March 31, 2008 from 3.2% for the six months ended March 31, 2007.

Minority Interest in Net (income) Loss of Consolidated Subsidiaries.  The minority interest in net (income) loss of consolidated subsidiaries for the six months ended March 31, 2008 and 2007 represents the minority venturers’ proportionate share of the net (income) loss of our consolidated subsidiaries.

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net loss attributable to common stockholders of $527,479, for the six months ended March 31, 2008 compared to a net loss attributable to common stockholders of $351,000 for the six months ended March 31, 2007.

Liquidity and Capital Resources

Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying condensed consolidated statements of cash flows.  Cash provided to us from discontinued operations (included in the consolidated cash flow discussions below) during the six months ended March 31, 2008 and 2007 was comprised of the following:

	Six Months Ended
	March 31,
	2008	2007

Cash used in operating activities	$(57,000)	$(498,184)
Cash provided by investing activities	120,715	650,901
Cash used in financing activities	-	-
Net	$63,715	$157,217

Although there is no assurance we will continue to receive earnout payments in connection with discontinued operations, we estimate that we will receive approximately $20,000 per month, through November 2008.

At March 31, 2008, we had limited liquid resources.  Current liabilities were $10,503,349 and current assets were $1,861,780.  The difference of $8,641,569 is a working capital deficit, which is primarily the result of losses incurred during the last several years.  This condition raises substantial doubts about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net cash used in operating activities was $702,440 and $846,519 in the six months ended March 31, 2008 and 2007, respectively.

Net cash provided by investing activities was $43,295 and $621,212 in the six months ended March 31, 2008 and 2007, respectively.  Net cash received in connection with the sale of discontinued operations (comprised of earnout payments) was $120,715 and $650,901, in the six months ended March 31, 2008 and 2007, respectively.  Cash used for capital expenditures was $77,420 and $29,689 in the six months ended March 31, 2008 and 2007, respectively.

Net cash provided by financing activities was $592,333 and $156,838 in the six months ended March 31, 2008 and 2007, respectively.  We had net borrowings of $192,435 and $143,867 under our line of credit in the six months ended March 31, 2008 and 2007, respectively.  Net short-term borrowings were $276,106 and $10,629 in the six months ended March 31, 2008 and 2007, respectively.  Net short-term borrowings in the six months ended March 31, 2008 includes $76,195 loaned to us by the brother of our Chief Executive Officer (“CEO”) and $210,000 (net of repayments of $15,000) loaned to us by a significant shareholder.  Net short-term borrowings in the six months ended March 31, 2007 includes $100,000 loaned to us by our CEO, which was repaid in January 2007 and $20,000 which was loaned to us by a significant shareholder.  Payments of notes payable - acquisitions was $26,208 and $7,033 in the six months ended March 31, 2008 and 2007, respectively.  During the six months ended March 31, 2008, we received net proceeds of $150,000 from the minority investors in Green-Tech Assets, LLC of which $75,000 is represented by notes payable and the balance is contributed equity.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, expansion of services offered, workers’ compensation, general liability and other insurance coverages, and debt service.

In January 2006, STS entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Action Capital Corporation (“Action”) which provides for the sale of up to $1,500,000 of accounts receivable of STS to Action.  Action reserves and withholds in a reserve account, an amount equal to 10% of the face amount of accounts receivable purchased under the Factoring Agreement.  Action has full recourse against STS, including the right to charge-back or sell back any accounts receivable if not paid within 90 days of the date of purchase.  The Factoring Agreement provides for interest at an annual rate of prime plus 1% plus a monthly fee of .6% on the daily average of unpaid balances.  The prime rate at March 31, 2008 was 7.25%.  As of March 31, 2008, $835,005 was outstanding under the Factoring Agreement.

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against us.  As of March 31, 2008, there was still an aggregate of $3.1 million in delinquent payroll taxes outstanding, including interest and penalties, which are included in “Payroll taxes payable” in the March 31, 2008 balance sheet.  Judgment has not been entered against us in California; however, the EDD has issued notices of levy to two parties that have payment obligations to us which, in one case, directs the party to remit amounts owed to us to the EDD, and, in the other case, directs the party to hold funds owed to us and provide certain information to the EDD pending further instruction.  While judgment has been entered against us in New Jersey, no actions have been taken to enforce same.  On January 7, 2005, we entered into a payment plan agreement with the EDD, which requires us to pay $12,500 per week to the EDD.  The $12,500 weekly payment is subject to increase for a three month period following any quarter in which our reported income exceeds $200,000, based upon a percentage related to the amount of increase above $200,000.  We paid $12,500 per week to the EDD until July 2007 when we satisfied the outstanding employment tax liability (exclusive of interest and penalties) in full.  In August 2007, we unilaterally reduced our payments with respect to accrued interest and penalties to $1,000 per week.

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

As of March 31, 2008, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements.  Stockholders’ (deficiency) at that date was $(8,111,522).

We engaged in various transactions with related parties during the six months ended March 31, 2008 including the following:

•	During the six months, the brother of our CEO and a significant shareholder loaned us $76,195 and $225,000, respectively. We repaid $15,000 to the significant shareholder during the six months.
•
In addition, at March 31, 2008, we owed:  $41,000 under a demand note bearing interest at 10% per annum to a corporation owned by the son of Joseph J. Raymond, our Chairman, President and CEO; $3,123 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in August 2005; $41,598 to a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in May 2006.

•
The nephew of our Chairman, President and CEO is affiliated with Pinnacle Investment Partners, LP, (“Pinnacle”), which is the holder of the Convertible Note issued in exchange for our Series I Preferred Stock.  As of March 31, 2008, $616,850 was outstanding on the Convertible Note.

Contractual Obligations

Our aggregate contractual obligations as of March 31, 2008 are as follows:

		Payments Due by Fiscal Period (in Thousands)
			2010 -	2012 -
	Total	2009	2011	2013	Thereafter
Contractual Obligations:
Long-term debt obligations	$2,661	$1,493	$350	$818	$-
Operating lease obligations	537	234	270	33	-
Series A redemption payable	300	300	-	-	-
Workers’ compensation insurance liability (a)	224	72	144	8	-
TOTAL	$3,722	$2,099	$764	$859	$-

(a)
In December 2006, we entered into an agreement with the California Compensation Insurance Fund (“the Fund”) whereby the Fund agreed to reduce our then liability of $2,023,000 to $300,000 provided that we make certain monthly payments aggregating $300,000 over 56 months.  At March 31, 2008, $1,947,000 is included in accounts payable and accrued expenses on the attached condensed consolidated balance sheet.  The difference of $1,723,000 has not been recognized in earnings at this time since it is contingent upon our paying the $300,000 in accordance with the terms of the agreement.

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

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes.  Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets.  Actual results could differ from those estimates.  The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.  As of March 31, 2008, there have been no material changes to any of the critical accounting policies contained therein.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no changes in our internal controls during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to have materially affected our internal controls over financial reporting.

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

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our Report on Form 10-K for the fiscal year ended September 30, 2007 (the “2007 10-K”) and Note 16 to the financial statements included with this report.  There have been no material changes in the status of such matters since the filing of the 2007 10-K, except that we settled the matter captioned In re APX Holdings, LLC, et al. in which the Trustee in a Chapter 7 bankruptcy proceeding alleged that we had received $860,184 of preference payments by agreeing to pay $23,000 to the Trustee in four monthly installments.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Report on Form 10-K for the fiscal year ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly.  As of the date of the filing of this report, $158,948 is in arrears on the Series F Preferred Stock.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended March 31, 2008.

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

STRATUS SERVICES GROUP, INC.

Date: May 12, 2008	By:	/s/ Joseph J. Raymond
Name: Joseph J. Raymond
Title: Chairman of the Board of Directors,
President and Chief Executive Officer

STRATUS SERVICES GROUP, INC.

Date: May 12, 2008	By:	/s/ Michael A. Maltzman
Name: Michael A. Maltzman
Title: Vice President and Chief Financial Officer
Principal Financial and Accounting Officer