Form 10-Q
period 2008-06-30
STRATUS SERVICES GROUP INC
filed 2008-09-18
CIK 1044391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of Common Stock, $.04 par value, outstanding as of September 16, 2008 was 71,318,617.

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	September 30,
Assets	2008	2007

Current assets
Cash	$12,702	$144,849
Accounts receivable–less allowance for doubtful accounts of $200,000 and $75,000	1,820,517	1,104,650
Unbilled receivables	51,353	176,690
Inventory	201,407	-
Prepaid insurance	36,910	53,351
Prepaid expenses and other current assets	122,094	269,988
	2,444,983	1,749,528

Property and equipment, net of accumulated depreciation	209,099	186,279
Intangible assets, net of accumulated amortization	69,444	94,444
Goodwill	1,766,336	1,766,336
Other assets	20,996	8,820
	$4,310,858	$3,805,407

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Loans payable (current portion)	$130,142	$130,983
Loans payable – related parties	473,736	85,721
Notes payable – acquisitions (current portion) (including $55,103 and $52,859 to related party)	427,665	349,673
Note payable – related party (current portion)	616,850	506,233
Line of credit	967,680	642,570
Insurance obligation payable	15,989	13,154
Accounts payable and accrued expenses	4,754,796	4,349,523
Accrued payroll and taxes	429,615	190,969
Payroll taxes payable	3,126,509	3,218,455
Series A redemption payable	300,000	300,000
	11,242,982	9,787,281

Loans payable (net of current portion)	21,197	35,013
Notes payable – acquisitions (net of current portion) (including $67,860 and $109,664 to related party)	330,869	430,241
Note payable – related party (net of current portion)	-	110,617
Notes payable – minority interest investors	750,000	675,000
	12,345,048	11,038,152
Commitments and contingencies
Minority interest	332,648	547,135
Stockholders’ equity (deficiency)
Preferred stock, $.01 par value, 5,000,000 shares authorized

Series F voting convertible preferred stock, $.01 par value, 6,000 shares issued and outstanding, liquidation preference of $600,000
(including unpaid dividends of $164,500 and $133,000)	764,500	733,000

Common stock, $.04 par value, 500,000,000 shares authorized; 71,318,615
and 69,568,615 shares issued and outstanding	2,852,745	2,782,745

Additional paid-in capital	9,724,616	9,760,516
Accumulated deficit	(21,708,699)	(21,056,141)
Total stockholders’ equity (deficiency)	(8,366,838)	(7,779,880)
	$4,310,858	$3,805,407
See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$3,394,571	$2,079,589	$9,031,505	$5,753,148

Cost of revenues	2,240,760	1,480,205	6,217,262	4,005,109

Gross profit	1,153,811	559,384	2,814,243	1,748,039

Selling, general and administrative expenses	1,286,004	673,542	3,493,345	2,048,103

Operating (loss) from continuing operations	(132,193)	(74,158)	(679,102)	(300,064)

Interest expense	(71,532)	(58,555)	(205,385)	(177,227)

Loss from continuing operations before minority interests	(203,725)	(137,213)	(884,487)	(477,291)
Minority interests in net (income) loss of consolidated subsidiaries	69,604	(10,925)	243,887	3,653

Earnings (loss) from continuing operations	(134,121)	(143,638)	(640,600)	(473,638)

Discontinued operations – income (loss) from discontinued operations	(163,108)	-	(186,108)	-
Gain on sale of discontinued operations (net)	53,435	183,653	174,150	460,147

Net earnings (loss)	(243,794)	40,015	(652,558)	(13,491)
Dividends on preferred stock	(10,500)	(10,500)	(31,500)	(31,500)

Net earnings (loss) attributable to common stockholders	$(254,294)	$29,515	$(684,058)	$(44,991)

Net earnings (loss) per share attributable to common stockholders

Basic:
(Loss) from continuing operations	$-	$-	$(.01)	$-
Earnings (loss) from discontinued operations	-	-	-	-
Net earnings (loss)	$-	$-	$(.01)	$-

Diluted:
(Loss) from continuing operations	$-	$-	$(.01)	$-
Earnings (loss) from discontinued operations	-	-	-	-
Net earnings (loss)	$-	$-	$(.01)	$-

Weighted average shares outstanding per common share
Basic	71,318,615	69,568,615	70,794,892	66,874,118
Diluted	71,318,615	85,516,115	70,794,892	66,874,118

See notes to condensed consolidated financial statements

STRATUS SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2008	2007

Cash flows from (used in) operating activities
Net (loss)	$(652,558)	$(13,491)
Adjustments to reconcile net earnings to net cash used by operating activities
Depreciation	64,112	59,119
Amortization	25,000	-
Stock compensation	20,000	-
Gain on sale of discontinued operations	(174,150)	(460,147)
Imputed interest	18,181	28,652
Accrued interest	66,767	33,373
Changes in operating assets and liabilities
Accounts receivable	(590,530)	(286,712)
Inventory	(201,407)	-
Prepaid insurance	16,441	(18,798)
Prepaid expenses and other current assets	202,223	(16,693)
Other assets	(12,176)	-
Minority interest	(243,887)	(3,653)
Insurance obligation payable	2,835	(5,429)
Accrued payroll and taxes	238,646	195,159
Payroll taxes payable	(91,946)	(605,292)
Accounts payable and accrued expenses	338,506	20,196
Total adjustments	(321,385)	(1,060,225)
	(973,943)	(1,073,716)
Cash flows from investing activities
Purchase of property and equipment	(86,932)	(31,297)
Cash received in connection with sale of discontinued operations (including $499,264 from a related party in 2007)	119,821	953,772
	32,889	922,475
Cash flows from (used in) financing activities
Net proceeds from line of credit	325,110	67,541
Proceeds from loans payable	-	50,000
Payments of loans payable	(14,656)	(8,371)
Proceeds from loans payable – related parties	486,195	120,000
Payments of loans payable – related parties	(98,181)	(106,000)
Payments of notes payable – acquisitions	(39,561)	(7,033)
Proceeds from exercise of warrants	-	9,375
Proceeds from minority interest investors	150,000	-
	808,907	125,512
Net change in cash	(132,147)	(25,729)
Cash – beginning	144,849	84,881
Cash – ending	$12,702	$59,152

See notes to condensed consolidated financial statements

Supplemental disclosure of cash paid
Interest	$244,152	$255,354
Schedule of noncash investing and financing activities
Sale of discontinued operations:
Gain on sale	$174,150	$460,147
Net assets sold	-	-
Due from related party	-	499,264
Accrued earn-out	(54,329)	(5,639)
Net cash received	$119,821	$953,772

Cumulative dividends on preferred stock	$31,500	$31,500

Assignment of note receivable in exchange for notes payable - acquisitions	$-	$80,000

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

Prior to the acquisition of the technology asset disposal business in August 2007, the Company operated as one business segment.

Net revenues and operating income (loss) by segments for the three and nine months ended June 30, 2008 were as follows:

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
Revenues:
Information technology services	$2,302,014	$6,391,315
Technology asset disposal business	1,092,557	2,640,190
Consolidated revenues	$3,394,571	9,031,505

Operating (loss):
Information technology services	$24,627	$(65,471)
Technology asset disposal business	(112,402)	(280,769)
Corporate expenses	(44,418)	(332,862)
Consolidated operating (loss)	(132,193)	$(679,102)

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

At June 30, 2008, the Company had limited liquid resources.  Current liabilities were $11,242,982 and current assets were $2,244,983.  The difference of $8,997,999 is a working capital deficit, which is primarily the result of losses incurred during the last several years.  These factors, among others, indicate that the Company may be unable to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company continues to pursue other sources of equity or long-term debt financings.  The Company also continues to negotiate payment plans and other accommodations with its creditors.  If the Company is not successful in raising additional capital or obtaining additional accommodations from its creditors, no assurances can be given that its creditors will not seek to pursue all remedies available to them, which could result in a voluntary or involuntary bankruptcy proceeding.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements which are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

NOTE 6 –	EARNINGS/LOSS PER SHARE

Basic “Earnings Per Share” (“EPS”) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.  There were no dilutive shares for the three and nine months ended June 30, 2008 and 2007.  Outstanding common stock options and warrants not included in the computation of earnings per share for the three and nine months ended June 30, 2008 and 2007, totaled 17,963,653 and 17,213,653, respectively.  These options and warrants were excluded because their inclusion would have an anti-dilutive effect on earnings per share.

NOTE 7 –	DISCONTINUED OPERATIONS

The gain on sale of discontinued operations is comprised of earnout payments in connection with the sales of substantially all of the Company’s then assets in December 2005.  The earnout payments, which are based on sales of certain of the sold branches, continue through November 2008.  The loss from discontinued operations is comprised primarily of write-offs of certain assets.

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

	Unaudited Three Months Ended June 30, 2007	Unaudited Nine Months Ended June 30, 2007

Revenues	$3,352,306	$8,852,997

Net (loss) from continuing operations attributable to common stockholders	(158,021)	(475,149)

Net (loss) per share attributable to common stockholders basic and diluted	-	(.01)

NOTE 9 -	LINE OF CREDIT

On January 3, 2006, the Company’s consolidated 51% owned joint venture, STS (see Notes 1 and 15), entered into a factoring and security agreement (the “Factoring Agreement”) with Action Capital Corporation (“Action”).  The Factoring Agreement provides for the sale of up to $1,500,000 of acceptable accounts receivable of STS to Action.  Action reserves and withholds an amount in a reserve account equal to 10% of the face amount of accounts receivable purchased under the Factoring Agreement.  Action has full recourse against STS including, without limitation, the right to charge-back or sell back any accounts receivable, if not paid within 90 days of the date of purchase.  The Factoring Agreement provides for STS to pay interest of prime plus 1% plus a monthly fee of .6% on the daily average of unpaid advances.  The prime rate at June 30, 2008 was 5.00%.

NOTE 10 -	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives.

Intangible assets consist of the following as of June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007

Covenant-not-to-compete	$100,000	$100,000
Accumulated amortization	(30,556)	(5,556)
	$69,444	$94,444

Covenant not to compete is being amortized over three years.

Estimated amortization expense related to intangible assets with definite lives is as follows:

For the Twelve Months Ending June 30,
2009	$33,333
2010	33,333
2011	2,778

Amortization expense of amortizable intangible assets was $8,333 and $-0-, for the three months ended June 30, 2008 and 2007, respectively, and $25,000 and $-0-, for the nine months ended June 30, 2008 and 2007, respectively.

The net carrying amount of goodwill at June 30, 2008 and September 30, 2007 is comprised of goodwill recorded during the year ended September 30, 2007 (See Note 8).

NOTE 11 –	PAYROLL TAX LIABILITIES

During fiscal 2003, the Company was notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against the Company.  As of June 30, 2008, there was still an aggregate of $3.1 million in delinquent payroll taxes outstanding which are included in “Payroll taxes payable” on the balance sheet.  Judgment has not been entered against the Company in California; however, the EDD has issued notices of levy to two parties that have payment obligations to the Company which, in one case, directs the party to remit amounts owed to the Company to the EDD, and, in the other case, directs the party to hold funds owed to the Company and provide certain information to the EDD pending further instruction. While judgment has been entered against the Company in New Jersey, no actions have been taken to enforce same.

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

The Company paid $12,500 per week to the EDD until July 2007 when it satisfied the outstanding employment tax liability (exclusive of interest and penalties) in full.  In August 2007, the Company unilaterally reduced its payments with respect to accrued interest and penalties to $1,000 per week.  The Company discontinued making any payments upon issuance of the notices of levy in April 2008.

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

On January 13, 2006, the Company entered into an agreement with Pinnacle Investment Partners, LP (“Pinnacle”) (See Note 16), the holder of all of the outstanding shares of the Company’s Series I Preferred Stock, pursuant to which the Company issued to Pinnacle, effective December 28, 2005, a secured convertible promissory note (the “Convertible Note”) in the aggregate principal amount of $2,356,850 in exchange for all of the shares of the Company’s Series I Preferred Stock held by Pinnacle  The Convertible Note, which is secured by substantially all of the Company’s assets, was or becomes due as follows:

•      $1,800,000 was due and payable in cash upon the earlier of the Company’s receipt of $1,800,000 of accounts receivable or March 15, 2006.  At June 30, 2008, $210,000 of this has not been paid.

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

The Company is subject to legal claims and litigation in the ordinary course of business, including but not limited to, the matters described below.  A negative result in one or more of such matters could have an adverse effect on the Company’s financial condition and results of operations.  As of June 30, 2008, the Company was a party to the following actions:

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

In re APX Holdings, LLC, et al.  In August 2007, the Trustee in a Chapter 7 bankruptcy proceeding in the United States Bankruptcy Court for the Central District of California involving APX Holding, LLC, one of the Company’s former customers, brought an action against the Company and several other parties, including the Company’s former lender and ALS, LLC seeking to recover $860,184 of preference payments that were allegedly made by APX and its affiliates.  The Company settled this matter in April 2008 by agreeing to pay $23,000 to the Trustee in four equal monthly installments; however, the company failed to make the payment due in June 2008 and the Trustee has advised the Company that it is requesting that the Bankruptcy Court enter a judgment in the amount of approximately $40,000 against the Company.

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

State Compensation Insurance Fund vs. Stratus Services Group, Inc.  In December 2006, the Company entered into an agreement with the California State Compensation Insurance Fund (the “Fund”) whereby the Fund agreed to reduce the Company’s then liability of $2,023,000 to $300,000 provided that the Company make certain monthly payments aggregating $300,000 over 56 months.  The Company failed to make the payments due in July, August and September 2008 and has been notified that the Fund intends to enter judgment against the Company in the amount of $2,023,419.

Liberty Mutual Fire Insurance Company vs. Stratus Services Group, Inc.  In May 2006, Liberty Mutual Fire Insurance Company (“Liberty”) instituted an action in the Superior Court of New Jersey alleging that the Company owed it approximately $250,000 of unpaid workers’ compensation insurance premiums.  A default judgment was subsequently entered against the Company.  The Company subsequently entered into a series of Tolling Agreements with Liberty pursuant to which Liberty agreed to dismiss its action against the Company without prejudice, and the Company agreed to make periodic payments to Liberty commencing in September 2006.  Liberty agreed that these payments would be deducted from the Company’s outstanding balance to Liberty.  Liberty reserved the right to reinstate its lawsuit against the Company in the event of a default by the Company under the Tolling Agreements.  The Company failed to make a $5,500 payment due to Liberty in June 2008 and Liberty has advised the Company that it is reinstating its lawsuit.

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

Loans Payable
During the nine months ended June 30, 2008, the brother of the Company’s CEO loaned $151,195 to STS of which $13,181 was repaid during the nine months ended June 30, 2008.  In addition, during the nine months ended June 30, 2008, a significant shareholder of the Company loaned $40,000 to STS and $295,000 to GTA of which $85,000 was repaid during the nine months ended June 30, 2008.

During the nine months ended June 30, 2007, the Company’s CEO loaned $100,000 to the Company which was repaid in January 2007.  In addition, during the nine months ended June 30, 2007, a significant shareholder loaned $20,000 to the Company which was repaid subsequently to June 30, 2007.

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

Continuing Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues.  Revenues increased 63.2% to $3,394,571 for the three months ended June 30, 2008 from $2,079,589 for the three months ended June 30, 2007.  Approximately $1,093,000 of the increase was attributable to the acquisition of our technology asset disposition operations in August 2007.  Excluding the acquisition, revenues increased 10.7%.  This increase was primarily a result of an increase in billable hours and permanent placements and expansion of our customer base.

Gross Profit.  Gross profit increased 106.2% to $1,153,811 for the three months ended June 30, 2008 from $559,384 for the three months ended June 30, 2007.  Approximately $434,000 of the increase was attributable to the acquisition in August 2007.  Excluding the acquisition, gross profits increased 28.6%.  Gross profit as a percentage of revenues, exclusive of the gross profit attributable to the acquisition, increased to 31.3% for the three months ended June 30, 2008 from 28.8% for the three months ended June 30, 2007, primarily as a result of an increase in permanent placements.

Selling, General and Administrative Expenses.  Selling, General and Administrative expenses (“SGA”) increased 90.9% to $1,286,004 for the three months ended June 30, 2008 from $673,542 for the three months ended June 30, 2007.  Exclusive of approximately $418,000 attributable to the acquisition in August 2007, SG&A increased 28.8%.  SG&A as a percentage of revenues increased to 37.9% for the three months ended June 30, 2008 from 32.4% for the three months ended June 30, 2007.  The increase in SG&A for the three months ended June 30, 2008, is primarily a result of additions to our sales and recruiting staff.

Interest Expense.  Interest expense increased 22.1% to $71,532 for the three months ended June 30, 2008 from $58,555 for the three months ended June 30, 2007.  Interest expense as a percentage of revenues decreased to 2.1% for the three months ended June 30, 2008 from 3.1% for the three months ended June 30, 2007.

Minority Interest in Net (income) Loss of Consolidated Subsidiaries.  The minority interest in net (income) loss of consolidated subsidiaries for the three months ended June 30, 2008 and 2007 represents the minority venturers’ proportionate share of the net (income) loss of our consolidated subsidiaries.

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net loss attributable to common stockholders of $144,621, for the three months ended June 30, 2008 compared to a net loss attributable to common stockholders of $154,138 for the three months ended June 30, 2007.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

Revenues.   Revenues increased 57.0% to $9,031,505 for the nine months ended June 30, 2008 from $5,753,148 for the nine months ended June 30, 2007.  Approximately $2,603,000 of the increase is attributable to the acquisition in August 2007.  Excluding the acquisition, revenues increased 11.7%.  This increase was primarily a result of an increase in billable hours and expansion of our customer base, net of a decrease in permanent placements.

Gross Profit.  Gross profit increased 61.0% to $2,814,243 for the nine months ended June 30, 2008 from $1,748,039 for the nine months ended June 30, 2007.  Approximately $884,000 of the increase was attributable to the acquisition in August 2007.  Excluding the acquisition, gross profits increased 10.4%.  Gross profit as a percentage of revenues, exclusive of the gross profit attributable to the acquisition, decreased to 30.0% for the nine months ended June 30, 2008 from 30.4% for the nine months ended June 30, 2007, primarily as a result of a decrease in permanent placements and a small reduction in our markup percentages.

Selling, General and Administrative Expenses.  Selling, General and Administrative expenses (“SGA”) increased 70.6% to $3,493,345 for the nine months ended June 30, 2008 from $2,048,103 for the nine months ended June 30, 2007.  Exclusive of approximately $985,000 attributable to the acquisition in August 2007, SG&A increased 22.5%.  SG&A as a percentage of revenues increased to 38.7% for the nine months ended June 30, 2008 from 35.6% for the nine months ended June 30, 2007.  The increase in SG&A for the nine months ended June 30, 2008 is primarily a result of additions to our sales and recruiting staff.

Interest Expense.  Interest expense increased 15.9% to $205,385 for the nine months ended June 30, 2008 from $177,227 for the nine months ended June 30, 2007.  Interest expense as a percentage of revenues decreased to 2.3% for the nine months ended June 30, 2008 from 3.1% for the nine months ended June 30, 2007.

Minority Interest in Net (income) Loss of Consolidated Subsidiaries.  The minority interest in net (income) loss of consolidated subsidiaries for the nine months ended June 30, 2008 and 2007 represents the minority venturers’ proportionate share of the net (income) loss of our consolidated subsidiaries.

Net Loss Attributable to Common Stockholders. As a result of the foregoing, we had a net loss attributable to common stockholders of $672,100, for the nine months ended June 30, 2008 compared to a net loss attributable to common stockholders of $(505,138) for the nine months ended June 30, 2007.

Liquidity and Capital Resources

Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying condensed consolidated statements of cash flows.  Cash provided to us from discontinued operations (included in the consolidated cash flow discussions below) during the nine months ended June 30, 2008 and 2007 was comprised of the following:

	Nine Months Ended
	June 30,
	2008	2007

Cash used in operating activities	$(21,500)	$(700,184)
Cash provided by investing activities	119,821	946,543
Cash used in financing activities	-	-
Net	$98,321	$246,359

At June 30, 2008, we had limited liquid resources.  Current liabilities were $11,242,982 and current assets were $2,244,983.  The difference of $8,997,999 is a working capital deficit, which is primarily the result of losses incurred during the last several years.  This condition raises substantial doubts about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be necessary.

We have taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans.  The steps include closing branches that are not profitable, reductions in staffing, and other selling, general and administrative expenses, and most significantly, the asset sales transactions that were completed in December 2005.  We continue to pursue other sources of equity or long-term debt financings.  We also continue to negotiate payments plans and other accommodations with our creditors.  We believe that the cash flow from operations and earnout payments to which we are entitled in connection with the Asset Sales will provide us with sufficient cash flow to support our operations in the next twelve months provided that we continue to receive cooperation and accommodations from our creditors.  No assurance can be given that we will be able to raise additional capital or that our creditors will not seek to pursue all remedies available to them, which could result in a voluntary or involuntary bankruptcy proceeding.

Net cash used in operating activities was $1,028,272nd $1,073,716 in the nine months ended June 30, 2008 and 2007, respectively.

Net cash provided by investing activities was $87,218 and $922,475 in the nine months ended June 30, 2008 and 2007, respectively.  Net cash received in connection with the sale of discontinued operations (comprised of earnout payments) was $119,821 and $953,772, in the nine months ended June 30, 2008 and 2007, respectively.  Cash used for capital expenditures was $86,932 and $31,297 in the nine months ended June 30, 2008 and 2007, respectively.

Net cash provided by financing activities was $808,907 and $125,512 in the nine months ended June 30, 2008 and 2007, respectively.  We had net borrowings of $325,110 and $67,541 under our line of credit in the nine months ended June 30, 2008 and 2007, respectively.  Net short-term borrowings were $373,358 and $55,629 in the nine months ended June 30, 2008 and 2007, respectively.  Net short-term borrowings in the nine months ended June 30, 2008 includes $138,014 (net of repayments of $13,181) loaned to us by the brother of our Chief Executive Officer (“CEO”) and $250,000 (net of repayments of $85,000) loaned to us by a significant shareholder.  Net short-term borrowings in the nine months ended June 30, 2007 includes $100,000 loaned to us by our CEO, which was repaid in January 2007 and $20,000 which was loaned to us by a significant shareholder of which $4,000 was repaid through June 30, 2007.  Payments of notes payable - acquisitions was $39,561 and $7,033 in the nine months ended June 30, 2008 and 2007, respectively.  During the nine months ended June 30, 2008, we received net proceeds of $150,000 from the minority investors in Green-Tech Assets, LLC of which $75,000 is represented by notes payable and the balance is contributed equity.

Our principal uses of cash are to fund temporary employee payroll expense and employer related payroll taxes, investment in capital equipment, expansion of services offered, workers’ compensation, general liability and other insurance coverages, and debt service.

In January 2006, STS entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Action Capital Corporation (“Action”) which provides for the sale of up to $1,500,000 of accounts receivable of STS to Action.  Action reserves and withholds in a reserve account, an amount equal to 10% of the face amount of accounts receivable purchased under the Factoring Agreement.  Action has full recourse against STS, including the right to charge-back or sell back any accounts receivable if not paid within 90 days of the date of purchase.  The Factoring Agreement provides for interest at an annual rate of prime plus 1% plus a monthly fee of .6% on the daily average of unpaid balances.  The prime rate at June 30, 2008 was 5.00%.  As of June 30, 2008, $835,005 was outstanding under the Factoring Agreement.

During fiscal 2003, we were notified by both the New Jersey Department of Labor and the California Employment Development Department (the “EDD”) that, if certain payroll delinquencies were not cured, judgment would be entered against us.  As of June 30, 2008, there was still an aggregate of $3.1 million in delinquent payroll taxes outstanding, including interest and penalties, which are included in “Payroll taxes payable” in the June 30, 2008 balance sheet.  Judgment has not been entered against us in California; however, the EDD has issued notices of levy to two parties that have payment obligations to us which, in one case, directs the party to remit amounts owed to us to the EDD, and, in the other case, directs the party to hold funds owed to us and provide certain information to the EDD pending further instruction.  While judgment has been entered against us in New Jersey, no actions have been taken to enforce same.  On January 7, 2005, we entered into a payment plan agreement with the EDD, which requires us to pay $12,500 per week to the EDD.  The $12,500 weekly payment is subject to increase for a three month period following any quarter in which our reported income exceeds $200,000, based upon a percentage related to the amount of increase above $200,000.  We paid $12,500 per week to the EDD until July 2007 when we satisfied the outstanding employment tax liability (exclusive of interest and penalties) in full.  In August 2007, we unilaterally reduced our payments with respect to accrued interest and penalties to $1,000 per week and discontinued payments in April 2008.

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

In December 2006, we entered into an agreement with the California State Compensation Insurance Fund (the “Fund”) whereby the Fund agreed to reduce our then liability of $2,023,000 to $300,000 provided that we make certain monthly payments aggregating $300,000 over 56 months.  We failed to make the payments due in July, August and September 2008 and have been notified that the Fund intends to enter judgment against us in the amount of $2,023,419.

In May 2006, Liberty Mutual Fire Insurance Company (“Liberty”) instituted an action in the Superior Court of New Jersey alleging that we owed it approximately $250,000 of unpaid workers’ compensation insurance premiums.  A default judgment was subsequently entered against us.  We subsequently entered into a series of Tolling Agreements with Liberty pursuant to which Liberty agreed to dismiss its action against us without prejudice, and we agreed to make periodic payments to Liberty commencing in September 2006.  Liberty agreed that these payments would be deducted from our outstanding balance to Liberty.  Liberty reserved the right to reinstate its lawsuit against us in the event we defaulted under the Tolling Agreement.  We failed to make a $5,500 payment due to Liberty in June 2008 and Liberty has advised us that it is reinstating its lawsuit.

In August 2007, the Trustee in a Chapter 7 bankruptcy proceeding in the United States Bankruptcy Court for the Central District of California involving APX Holding, LLC, one of our former customers, brought an action against us and several other parties, including our former lender and ALS, seeking to recover $860,184 of preference payments that were allegedly made by APX and its affiliates.  We settled this matter in April 2008 by agreeing to pay$23,000 to the Trustee in four equal monthly payments; however, we failed to make the payment due in June 2008 and the Trustee has advised us that it is requesting the Bankruptcy Court to enter judgment against us in the amount of approximately $40,000.

As of June 30, 2008, there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to financial statements.  Stockholders’ (deficiency) at that date was $(8,123,044).

We engaged in various transactions with related parties during the nine months ended June 30, 2008 including the following:

•	During the nine months, the brother of our CEO and a significant shareholder loaned us $151,195and $335,000, respectively. We repaid $13,181 and $85,000 to them, respectively, during the nine months.
•
In addition, at June 30, 2008, we owed:  $41,000 under a demand note bearing interest at 10% per annum to a corporation owned by the son of Joseph J. Raymond, our Chairman, President and CEO; $3,123 to a trust formed for the benefit of a family member of a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in August 2005; $41,598 to a former member of our Board of Directors under a promissory note bearing interest at 12% per annum which became due in full in May 2006.

•
The nephew of our Chairman, President and CEO is affiliated with Pinnacle Investment Partners, LP, (“Pinnacle”), which is the holder of the Convertible Note issued in exchange for our Series I Preferred Stock.  As of June 30, 2008, $616,850 was outstanding on the Convertible Note.

Contractual Obligations

Our aggregate contractual obligations as of June 30, 2008 are as follows:

		Payments Due by Fiscal Period (in Thousands)
			2010 -	2012 -
	Total	2009	2011	2013	Thereafter
Contractual Obligations:
Long-term debt obligations	$2,750	$1,648	$306	$796	$-
Operating lease obligations	491	219	272		-
Series A redemption payable	300	300			-
TOTAL	$3,541	$2,167	$578	$796	$-

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements which are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes.  Significant estimates include management’s estimate of the carrying value of accounts receivable, the impairment of goodwill and the establishment of valuation reserves offsetting deferred tax assets.  Actual results could differ from those estimates.  The Company’s critical accounting policies relating to these items are described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.  As of June 30, 2008, there have been no material changes to any of the critical accounting policies contained therein.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no changes in our internal controls during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to have materially affected our internal controls over financial reporting.

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

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our Report on Form 10-K for the fiscal year ended September 30, 2007 (the “2007 10-K”) and Note 16 to the financial statements included with this report.  There have been no material changes in the status of such matters since the filing of the 2007 10-K, except as described below.

We settled the matter captioned In re APX Holdings, LLC, et al. in which the Trustee in a Chapter 7 bankruptcy proceeding alleged that we had received $860,184 of preference payments by agreeing to pay $23,000 to the Trustee in four monthly installments; however, we failed to make the payment due in June 2008 and the Trustee has advised us that it is requesting that the Bankruptcy Court enter a judgment against us in the amount of approximately $40,000.

In December 2006, we entered into an agreement with the California State Compensation Insurance Fund whereby the Fund agreed to reduce our then liability of $2,023,000 to $300,000 provided that we make certain monthly payments aggregating $300,000 over 56 months.  We failed to make the payments due in July, August and September 2008 and have been notified that the Fund intends to enter judgment against us in the amount of $2,023,419.

In May 2006, Liberty Mutual Fire Insurance Company instituted an action in the Superior Court of New Jersey alleging that we owed it approximately $250,000 of unpaid workers’ compensation insurance premiums.  A default judgment was subsequently entered against us.  We subsequently entered into a series of Tolling Agreements with Liberty pursuant to which Liberty agreed to dismiss its action against us without prejudice, and we agreed to make periodic payments to Liberty commencing in September 2006.  Liberty agreed that these payments would be deducted from our outstanding balance to Liberty.  Liberty reserved the right to reinstate its lawsuit against us in the event we defaulted under the Tolling Agreement.  We failed to make a $5,500 payment due to Liberty in June 2008 and Liberty has advised us that it is reinstating its lawsuit.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Report on Form 10-K for the fiscal year ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities

Dividends on our Series F Preferred Stock accrue at a rate of 7% per annum, payable monthly.  As of the date of the filing of this report, $173,821 is in arrears on the Series F Preferred Stock.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the three months ended June 30, 2008.

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

STRATUS SERVICES GROUP, INC.

Date: September 18, 2008	By:	/s/ Joseph J. Raymond
Name: Joseph J. Raymond
Title: Chairman of the Board of Directors,
President and Chief Executive Officer

Company Name

Date: September 18, 2008	By:	/s/ Michael A. Maltzman
Name: Michael A. Maltzman
Title: Vice President and Chief Financial Officer
Principal Financial and Accounting Officer